Form 10QSB
period 1995-06-30
TRAVIS INDUSTRIES INC
filed 1997-02-06
CIK 820901

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                           FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended          June 30, 1995
                                      --------------------

[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.

For the transition period from              to
                                ----------     ------------
Commission File Number   33-16820-D
                       ---------------

                     TRAVIS INDUSTRIES, INC.
                ---------------------------------
      (Exact name of registrant as specified in its charter)

               Colorado                        84-1063149
       -------------------------            -----------------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization        Identification No.)

                3415 W. Broadway,  Council Bluffs, IA 51501
       ---------------------------------------------------
            (Address of principal executive offices)  (Zip Code)

                               (712) 328-3040
     --------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [ X ] Yes     [   ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      [ X ] Yes     [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of June 30, 1995, Registrant had 111,277,864 shares of common stock, $0.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):
                      [   ] Yes     [ X ] No
                              INDEX

                                                                   Page
                                                                  Number
                                                                 ---------
Part I.   Financial Information

       Item I.     Financial Statements

          Balance Sheet as of June 30, 1995                             2

          Statement of Operations, Three Months
              Ended June 30, 1995                                       3

          Statement of Cash Flows, Three Months
              Ended June 30, 1995                                       4

          Notes to Financial Statements                                 5

       Item 2.     Management's Discussion and Analysis of
                   Financial Conditions and Results of
                   Operations                                           6

Part II.      Other Information                                         7

                              PART I






Current Assets
     Cash                                                 $   45,504
     Accounts receivable, net of allowance for
        doubtful accounts of $17,926                          38,844

Other                                                            831
                                                          -----------
  Total Current Assets                                        85,179

Furniture and equipment, net of accumulated
  depreciation of $179,904                                   108,973
Other assets                                                  11,527
                                                         ------------
  Total Assets                                            $  205,679
                                                         ============

Current Liabilities
     Note payable, current portion                        $    9,568
     Accounts payable and accrued expenses                   224,121
                                                        ------------
      Total Current Liabilities                              233,689

Note payable, net of current portion                          90,080

  Total Liabilities                                          323,769

Commitments and contingencies (Notes 2)                           -

Stockholders' Equity:
     Redeemable preferred stock - $.0001 par
       value 100,000,000 shares authorized:
       Series A, none issued and outstanding                      -
     Series B, 28,400,000 shares issued and
       outstanding, (liquidation amount of $710,000)         710,000
     Common stock - $.0001 par value,
       500,000,000 shares authorized;
       111,277,864 shares issued and outstanding              11,128
     Additional paid-in capital                            4,978,563
     Accumulated deficit                                  (5,817,781)
                                                          -----------
         Total Stockholders' (Deficit)                      (118,090)
                                                          -----------
Total Liabilities and Stockholders' (Deficit)            $   205,679
                                                         ============



The accompanying notes are an integral part of the financial statements.

                          TRAVIS INDUSTRIES, INC.
                          -----------------------
                     STATEMENT OF OPERATIONS
             For the Three Months Ended June 30, 1995
                           (Unaudited)

Sales                                        $    446,369

Cost of goods sold (exclusive of
   depreciation shown separately below)           360,408
                                             --------------
 Gross Profit                                      85,961
                                             --------------
Operating Expenses
   Depreciation                                    13,869
   Bad debts                                       17,926
   Rent                                            34,603
   Salaries                                        63,695
   Consulting fees, related party                   8,025
   Other operating expenses                        56,770
                                             -------------
     Total Operating Expenses                     194,888
                                             -------------

Net Operating (Loss)                             (108,927)

Other Income (Expenses)
   Interest and miscellaneous income                1,186
   Interest (expense)                              (3,542)
                                            --------------
    Total Other                                    (2,356)
                                            --------------
Net (Loss)                                  $    (111,283)
                                            ==============

Net (Loss) per Share                        $          nil
                                            ==============

Weighted Average Shares Outstanding            111,277,864
                                            ==============


The accompanying notes are an integral part of the financial statements.

                     TRAVIS INDUSTRIES, INC.
                           -----------------------
                     STATEMENT OF CASH FLOWS
             For the Three Months Ended June 30, 1995
                           (Unaudited)


Cash Flows from Operating Activities:
   Net income (loss)                             $       (111,283)
   Adjustments to reconcile net
     income (loss) to net cash used
     in operating activities
       Depreciation                                        13,869
       Increase in accounts payable,
        accrued expenses and other                        137,368
       (Increase) in accounts receivable                  (10,954)
                                                 -----------------

   Net Cash Provided by Operating Activities               29,000
                                                 -----------------

Cash Flows from Investing Activities                           -

Cash Flows from Financing Activities                           -

Increase in cash                                           29,000

Cash, beginning of year                                    16,504
                                                 -----------------

Cash, end of year                                $         45,504
                                                 =================
Interest paid                                    $          3,542
                                                 =================
Income taxes paid                                $              -
                                                 =================























The accompanying notes are an integral part of the financial statements.
                     TRAVIS INDUSTRIES, INC.
                     -----------------------
                  NOTES TO FINANCIAL STATEMENTS
                    June 30, 1995 (Unaudited)

(1)   Condensed Financial Statements
      --------------------------------

The financial statements included herein have been prepared by Travis Industries, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.

The management of Travis Industries, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)    Basis of Presentation - Going Concern
       -------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring operating losses, has a net capital deficiency, and is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization. Management is attempting to raise additional capital and looking for a business combination.

In view of theses matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


Item - 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
           ----------------------------------------------------------------

Travis Industries, Inc. (the "Company") was organized as a Colorado corporation on June 21, 1987. The Company is in the business of printing advertising materials and coupons and mailing them to its customers. During 1995, the Company filed a plan of reorganization which was approved by the United States Bankruptcy Court.

The Company generated operating revenues of approximately $446,369 with cost of goods sold of approximately $360,408 during the quarter ended June 30, 1995, and incurred operating expenses of approximately $194,888.

The Company had liabilities in excess of assets at June 30, 1995 of $118,090.

At June 30, 1995, the Company had no material commitments for capital expenditures.


                    PART II. OTHER INFORMATION


Item 1.     Legal Proceedings
            ------------------

            None.

Item 2.     Changes in Securities
            ---------------------

            None.

Item 3.     Defaults upon Senior Securities
            --------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ----------------------------------------------------

            None.

Item 5.     Other Information
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            None.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Travis Industries, Inc.


Date  JANUARY 14, 1997         By:  STEPHEN E. CAYOU
      ------------------            --------------------------
                                    Stephen E. Cayou, President,
                                    Chief Executive Officer, and Director


Date  JANUARY 14, 1997         By   JEFFREY R. SKINNER
      ------------------            --------------------------
                                   Jeffrey R. Skinner, Chief Financial Officer
                                   Secretary, Treasurer and Director