Form 10QSB
period 1995-09-30
TRAVIS INDUSTRIES INC
filed 1997-02-06
CIK 820901

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                           FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended     September  30, 1995
                                  ------------------------

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934.

For the transition period from       to

Commission File Number   33-16820-D
                        -------------

                     TRAVIS INDUSTRIES, INC.
                   ----------------------------
      (Exact name of registrant as specified in its charter)

            Colorado                        84-1063149
   --------------------------------      -----------------
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)         Identification No.)

      3415 W. Broadway,  Council Bluffs, IA   51501
        --------------------------------------------------
    (Address of principal executive offices)       (Zip Code)

                         (712) 328-3040
                 -------------------------------
       (Registrant's telephone number, including area code)

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1995, Registrant had 111,737,864 shares of common stock, $0.0001 par value, outstanding

Transitional Small Business Disclosure Format (check one):
                      [   ] Yes    [ X ] No

                       INDEX
                                                             Page
                                                             Number
                                                            ---------
Part I.       Financial Information

     Item I.     Financial Statements

               Balance Sheet as of September 30, 1995              2

               Statement of Operations, Three Months
                 Ended September 30, 1995                          3

               Statement of Cash Flows, Three Months
                 Ended September 30, 1995                          4

               Notes to Financial Statements                       5

     Item 2.     Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                        6

Part II.  Other Information                                        7

Current Assets
     Cash                                             $       7,631
     Accounts receivable, net of allowance for
       doubtful accounts of $35,852                          65,981
     Other                                                    1,663
                                                      -------------
       Total Current Assets                                  75,275

Furniture and equipment, net of accumulated
  depreciation of $193,772                                   95,105
Other assets                                                 11,527

  Total Assets                                        $     181,907
                                                      =============
Current Liabilities
     Note payable, current portion                    $      13,815
     Accounts payable and accrued expenses                  308,869
                                                      -------------
       Total Current Liabilities                            322,684

Note payable, net of current portion                         85,803
                                                      -------------
  Total Liabilities                                         408,487
                                                      -------------
Commitments and contingencies (Notes 2)                         -

Stockholders' Equity:
     Redeemable preferred stock - $.0001 par
      value 100,000,000 shares authorized:
      Series A, none issued and outstanding                     -
      Series B, 28,400,000 shares issued and
      outstanding, (liquidation amount of  $710,000)        710,000
     Common stock - $.0001 par value,
      500,000,000 shares authorized;
      111,737,864 shares issued and outstanding              11,174
     Additional paid-in capital                           4,990,017
     Accumulated deficit                                (5,937,771)
                                                    ---------------
       Total Stockholders' (Deficit)                      (226,580)
                                                    ---------------

Total Liabilities and Stockholders' (Deficit)       $      181,907
                                                    ===============




























The accompanying notes are an integral part of the financial statements.

                     TRAVIS INDUSTRIES, INC.
                   ----------------------------
                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                              Three Months       Six Months
                                                  Ended            Ended
                                              September 30      September 30
                                                  1995             1995
                                              --------------   -------------
     Sales                                    $     401,167    $     847,537

     Cost of goods sold (exclusive of
     depreciation shown separately
     below)                                         323,911          684,320
                                              --------------   --------------
  Gross Profit                                       77,256          163,217
                                              --------------   --------------

Operating Expenses
     Depreciation                                    13,869           27,738
     Bad debts                                       17,926           35,854
     Rent                                            34,603           69,206
     Salaries                                        63,695          127,390
     Consulting fees, related party                   8,025           16,050
     Other operating expenses                        56,771          113,540
                                              --------------   --------------
      Total Operating Expenses                      194,889          389,778
                                              --------------   --------------
Net Operating (Loss)                               (117,633)        (226,561)
                                              --------------   --------------
Other Income (Expenses)
     Interest and miscellaneous
      income                                          1,186            2,372
     Interest (expense)                              (3,542)          (7,084)
                                              --------------   --------------
      Total Other                                    (2,356)          (4,712)
                                              --------------   ---------------

Net (Loss)                                    $    (119,989)   $    (231,273)
                                              ==============   ==============

Net (Loss) per Share                          $        nil     $       nil
                                              ==============   =============
Weighted Average Shares Outstanding             111,507,864      111,507,864
                                              ==============   =============












The accompanying notes are an integral part of the financial statements.

                     TRAVIS INDUSTRIES, INC.
                      ----------------------
                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                              Three Months     Six Months
                                                Ended             Ended
                                             September 30      September 30
                                                 1995              1995
                                           ----------------  ----------------
     Cash Flows from Operating Activities:
          Net income (loss)                $      (119,989)  $      (231,273)
          Adjustments to reconcile net
      income (loss) to net cash used
      in operating activities
              Depreciation                          13,869            27,738
              Increase in accounts payable,
               accrued expenses and other           67,701           205,070
              (Increase) in accounts
               receivable                          (10,954)          (21,908)
                                           ----------------  ----------------
     Net Cash Provided by Operating
           Activities                              (49,373)          (20,373)
                                           ----------------  ----------------

     Cash Flows from Investing Activities               -                 -

Cash Flows from Financing Activities:
     Proceeds from the issuance of
           common stock                             11,500            11,500
                                           ----------------  ----------------

     Net Cash Provided by Financing
           Activities                               11,500            11,500
                                          -----------------  ----------------
Increase in cash                                   (37,873)           (8,873)

Cash, beginning of period                           45,504            16,504
                                          -----------------  ----------------
Cash, end of period                       $          7,631   $         7,631
                                          ================= =================

Interest paid                             $          3,542   $         7,084
                                          ================= =================
     Income taxes paid                    $             -    $            -
                                          ================= =================



     The accompanying notes are an integral part of the financial statements.

                        TRAVIS INDUSTRIES, INC.
                    --------------------------
                  NOTES TO FINANCIAL STATEMENTS
                  September 30, 1995 (Unaudited)


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

Item - 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations
              ---------------------------------------------------

Travis Industries, Inc. (the "Company") was organized as a Colorado corporation on June 21, 1987. The Company is in the business of printing advertising materials and coupons and mailing them to its customers. During 1995, the Company filed a plan of reorganization which was approved by the United States Bankruptcy Court.

The Company generated operating revenues of approximately $401,167 and $847,537 during the three and six month periods ended September 30, 1995, respectively, and incurred operating expenses and cost of goods sold of approximately $518,800 and $1,074,098 during the three and six month periods ended September 30, 1995, respectively.

The Company had liabilities in excess of assets at September 30, 1995 of $226,580.

At September 30, 1995, the Company had no material commitments for capital expenditures.


PART II. OTHER INFORMATION


Item 1.     Legal Proceedings
            ------------------

          None.

Item 2.     Changes in Securities
            ---------------------

          None.

Item 3.     Defaults upon Senior Securities
            ------------------------------

          None.

Item 4.     Submission of Matters to a Vote of Security Holders
            --------------------------------------------------

          None.

Item 5.     Other Information
            ------------------

          None.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

          None.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Travis Industries, Inc.



     Date   JANUARY 14, 1997     By    STEPHEN E. CAYOU
          ------------------     ------------------------
                                       Stephen E. Cayou, President,
                                       Chief Executive Officer, and Director


     Date   JANUARY 14, 1997     By:   JEFFREY R. SKINNER
          ------------------      ---------------------------
                                    Jeffrey R. Skinner, Chief Financial
                                    Officer, Secretary, Treasurer and Director