Form 10QSB
period 1995-12-31
TRAVIS INDUSTRIES INC
filed 1997-02-06
CIK 820901

U.S. Securities and Exchange Commission
                     Washington, D.C.  20549

                           FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended  December 31,  1995
                               ------------------------

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934.
For the transition period from         to

Commission File Number    33-16820-D
                       ----------------

                     TRAVIS INDUSTRIES, INC.
                  ------------------------------
      (Exact name of registrant as specified in its charter)

             Colorado                       84-1063149
     -----------------------------       ---------------------
    (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization       Identification No.)

    3415 W. Broadway,  Council Bluffs, IA     51501
  --------------------------------------------------------------
      (Address of principal executive offices)      (Zip Code)

                          (712) 328-3040
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 1995 Registrant had 120,208,864 shares of common stock, $0.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

                     [   ] Yes      [ X ] No

                              INDEX


                                                                 Page
                                                                Number
                                                               --------

Part I.        Financial Information

     Item I.      Financial Statements

                       Balance Sheet as of December 31, 1995      2

                  Statements of Operations, Three and Nine
                         Months Ended December 31, 1995           3

                  Statements of Cash Flows, Three and Nine
                         Months Ended December 31, 1995           4

                       Notes to Financial Statements              5

      Item 2.     Management's Discussion and Analysis of
                  Financial Conditions and Results of Operations  6

     Part II.      Other Information

Current Assets
      Cash                                                 $      11,589
      Accounts receivable, net of allowance for
        doubtful accounts of $53,779                              85,026
      Other                                                        2,494
                                                           --------------
        Total Current Assets                                      99,109

Furniture and equipment, net of accumulated
  depreciation of $207,641                                        81,236
Other assets                                                      11,527
                                                           --------------
  Total Assets                                             $     191,872
                                                           ==============

Current Liabilities
      Note payable, current portion                        $      16,824
      Accounts payable and accrued expenses                      191,753
                                                           --------------
        Total Current Liabilities                                208,577

Note payable, net of current portion                              81,456
                                                           --------------

  Total Liabilities                                              290,033
                                                           --------------

Commitments and contingencies (Notes 2)                               -

Stockholders' Equity:
      Redeemable preferred stock - $.0001 par
       value 100,000,000 shares authorized:
       Series A, none issued and outstanding                          -
       Series B, 28,400,000 shares issued and
       outstanding, (liquidation amount of $710,000)             710,000
      Common stock - $.0001 par value
       500,000,000 shares authorized;
       120,208,864 shares issued and outstanding                  12,021
      Additional paid-in capital                               5,200,945
      Accumulated deficit                                     (6,021,127)
                                                             ------------
        Total Stockholders' (Deficit)                            (98,161)
                                                             ------------

Total Liabilities and Stockholders' (Deficit)                $   191,872
                                                             ============




















The accompanying notes are an integral part of the financial statements.



























                     TRAVIS INDUSTRIES, INC.
                     ------------------------
                     STATEMENT OF OPERATIONS
                           (Unaudited)

                                            Three Months       Nine Months
                                                Ended            Ended
                                             December 31       December 31
                                               1995               1995
                                          -----------------   ---------------
Sales                                     $         591,392    $  1,438,929

Cost of goods sold (exclusive of
    depreciation shown separately below)            477,503       1,161,823
                                          -----------------   ---------------
  Gross Profit                                      113,889         277,106
                                          -----------------   --------------
Operating Expenses
      Depreciation                                   13,869          41,607
      Bad debts                                      17,926          53,781
      Rent                                           34,603         103,809
      Salaries                                       63,695         191,085
      Consulting fees, related party                  8,025          24,075
      Other operating expenses                       56,771         170,310
                                          ------------------  ----------------
       Total Operating Expenses                     194,889         584,667
                                          ------------------  --------------
Net Operating (Loss)                                (81,000)       (307,561)
                                          ------------------  --------------
Other Income (Expenses)
      Interest and miscellaneous
       income                                         1,186           3,558
      Interest (expense)                             (3,542)        (10,626)
                                          ------------------  ---------------
       Total Other                                   (2,356)         (7,068)
                                          ------------------  ---------------
Net (Loss)                                $         (83,356)  $    (314,629)
                                          ================== ================
Net (Loss) per Share                      $            nil    $       nil
                                          ================== ================

Weighted Average Shares Outstanding             115,973,364     115,743,364
                                          ================== ================















The accompanying notes are an integral part of the financial statements.

                     TRAVIS INDUSTRIES, INC.
                   ----------------------------
                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                                     Three Months       Nine Months
                                         Ended             Ended
                                      December 31       December 31
                                         1995               1995
                                   ---------------   ----------------
Cash Flows from Operating Activities:
      Net income (loss)            $      (83,356)   $      (314,629)
      Adjustments to reconcile net
       income (loss) to net cash used
       in operating activities
          Depreciation                     13,869             41,607
          Increase in accounts payable,
           accrued expenses and other    (119,285)           101,968
          (Increase) in accounts
           receivable                     (19,045)           (57,136)
                                  -----------------   ----------------

      Net Cash Provided by Operating
       Activities                        (207,817)          (228,190)
                                  -----------------   ----------------

Cash Flows from Investing Activities            -             -

Cash Flows from Financing Activities:
      Proceeds from the issuance of
       common stock                       211,775            223,275
                                  -----------------   ----------------

      Net Cash Provided by Financing
       Activities                         211,775            223,275
                                  -----------------   ----------------

Increase (decrease) in cash                 3,958             (4,915)

Cash, beginning of period                   7,631             16,504
                                  -----------------   ----------------
Cash, end of period               $        11,589     $       11,589
                                  =================   ================

Interest paid                     $         3,542     $       10,626
                                  =================   ================

Income taxes paid                 $             -     $          -
                                  =================   ================




     The accompanying notes are an integral part of the financial statements.

                     TRAVIS INDUSTRIES, INC.
                    -------------------------
                  NOTES TO FINANCIAL STATEMENTS
                  December 31, 1995 (Unaudited)


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

Item - 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
              ----------------------------------------------------------

Travis Industries, Inc. (the "Company") was organized as a Colorado corporation on June 21, 1987. The Company is in the business of printing advertising materials and coupons and mailing them to its customers. During 1995, the Company filed a plan of reorganization which was approved by the United States Bankruptcy Court.

The Company generated operating revenues of approximately $591,392 and $1,438,929 during the three and nine month periods ended December 31, 1995, respectively, and incurred operating expense and cost of goods sold of approximately $672,392 and $1,746,490 during the three and nine month periods ended December 31, 1995, respectively.

The Company had liabilities in excess of assets at December 31, 1995 of $98,161.

At December 31, 1995, the Company had no material commitments for capital expenditures.

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



                                    Travis Industries, Inc.


     Date  JANUARY 14, 1997        By   STEPHEN E. CAYOU
          --------------------       --------------------
                                       Stephen E. Cayou, President,
                                      Chief Executive Officer, and Director


     Date  JANUARY 14, 1997        By:  JEFFREY R. SKINNER
          --------------------        ----------------------
                                        Jeffrey R. Skinner, Chief Financial
                                        Officer Secretary, Treasurer and
                                        Director