Form 10QSB
period 1996-06-30
TRAVIS INDUSTRIES INC
filed 1997-02-06
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended          June 30, 1996
                              -------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                 to

Commission File Number             33-16820-D
                                   ----------

                       TRAVIS INDUSTRIES, INC.
                       -----------------------
      (Exact name of registrant as specified in its charter)

                Colorado                        84-1063149
                --------                        ----------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

  3415 W. Broadway,  Council Bluffs, IA                51501
  -------------------------------------                -----
     (Address of principal executive offices)          (Zip Code)

                            (712) 328-3040
                            --------------
          (Registrant's telephone number, including area code)

                                     None
                                     ----
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [   ] Yes     [ X ] No

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:

     Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      [   ] Yes     [ X ] No
              APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1996, Registrant had 121,308,864 shares of common stock, no par value, outstanding.
                              INDEX
                                    ------

Page

Number
------

Part I.     Financial Information

      Item I.     Financial Statements

                  Balance Sheet as of June 30, 1996                   2

                  Statement of Operations, Three Months
                    Ended June 30, 1996 and 1995                      3

                  Statement of Cash Flows, Three Months
                    Ended June 30, 1996 and 1995                      4

                  Notes to Financial Statements                       5

      Item 2.     Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                        6

Part II.    Other Information                                         7

































                     TRAVIS INDUSTRIES, INC.
                           ------------------------

                          BALANCE SHEET
                          June 30, 1996
                           (Unaudited)

Current Assets
        Accounts receivable, net of allowance for
          doubtful accounts of $71,706                          $     80,856
        Other                                                              -
                                                                ------------
           Total Current Assets                                       80,856

Furniture and equipment, net of accumulated
  depreciation of $228,732                                            184,293
Allowance for idle equipment                                         (124,149)
Other assets                                                           13,915
                                                                -------------
                Total Assets                                    $     154,915
                                                                =============

Current Liabilities
     Outstanding checks in excess of amounts
      reported by banks                                         $      30,189
        Note payable, current portion                                  10,000
        Accounts payable and accrued expenses                         121,127

          Total Current Liabilities                                   161,316

Note payable, net of current portion                                   77,385
Other long-term debt                                                  117,844
                                                                -------------

  Total Liabilities                                                   356,545
                                                                -------------

Commitments and contingencies (Notes 2)                                     -

Stockholders' Equity:
     Redeemable preferred stock - $.0001 par
      value 100,000,000 shares authorized:
      Series A, none issued and outstanding                                 -
      Series B, 28,400,000 shares issued and
      outstanding, (liquidation amount of
      $710,000)                                                       710,000
     Common stock - $.0001 par value,
      500,000,000 shares authorized;
      121,308,864 shares issued and
      outstanding                                                      12,131
     Additional paid-in capital                                     5,228,335
     Accumulated deficit                                           (6,152,096)
                                                                -------------
          Total Stockholders' (Deficit)                              (201,630)
                                                                -------------

Total Liabilities and Stockholders' (Deficit)                   $     154,915
                                                                =============

The accompanying notes are an integral part of the financial statements.


                     TRAVIS INDUSTRIES, INC.
                    ------------------------

                     STATEMENT OF OPERATIONS

                For the Three Months Ended June 30
                           (Unaudited)

                                           1996                    1995
                                      --------------          --------------

Sales                                 $     442,884           $     446,369

Cost of goods sold (exclusive
     of depreciation shown
     separately below)                      322,890                 360,408
                                      --------------          --------------
  Gross Profit                              119,994                  85,961
                                      --------------          --------------

Operating Expenses
        Depreciation                          7,222                  13,869
        Bad debts                               -                    17,926
        Rent                                 29,216                  34,603
        Salaries                             65,255                  63,695
        Consulting fees, related
          party                               1,000                   8,025
        Other operating expenses             45,787                  56,770
          Total Operating Expenses          148,480                 194,888

Net Operating (Loss)                        (28,486)               (108,927)

Other Income (Expenses)
        Interest and miscellaneous
         income                               9,158                  1,186
        Interest (expense)                      -                   (3,542)
         Total Other                          9,158                 (2,356)

Net (Loss)                            $     (19,328)              (111,283)

Net (Loss) per Share                  $         nil           $        nil

Weighted Average Shares
 Outstanding                            121,308,864            121,308,864



The accompanying notes are an integral part of the financial statements.

                        TRAVIS INDUSTRIES, INC.
                        ------------------------

                     STATEMENT OF CASH FLOWS

                For the Three Months Ended June 30
                           (Unaudited)

                                           1996                    1995
                                      --------------          --------------

Cash Flows from Operating
 Activities:

        Net (loss)                    $     (19,328)          $    (111,283)
        Adjustments to reconcile net
         income (loss) to net cash
         used in operating activities
          Depreciation                        7,222                  13,869
          Increase (decrease) in
          accounts payable, accrued
          expenses and other                (11,110)                137,368
         (Increase) decrease in
          accounts receivable                23,216                 (10,954)
                                      --------------          --------------

        Net Cash Provided by Operating
         Activities                             -                    29,000
                                      --------------          --------------

Cash Flows from Investing
 Activities                                     -                      -
                                      --------------         ---------------

Cash Flows from Financing
 Activities                                     -                      -
                                      --------------         ---------------

Increase in cash                                -                    29,000

Cash, beginning of year                         -                    16,504
                                      --------------        ----------------

Cash, end of year                     $         -           $        45,504
                                      ==============        ================

Interest paid                         $         -           $         3,542

Income taxes paid                     $         -           $           -


The accompanying notes are an integral part of the financial statements.


                      TRAVIS INDUSTRIES, INC.
                      ------------------------

                  NOTES TO FINANCIAL STATEMENTS
                    June 30, 1996 (Unaudited)


(1)     Condensed Financial Statements
        ------------------------------

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

                              ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Travis Industries, Inc. (the "Company") was organized as a Colorado corporation on June 21, 1987. The Company is in the business of printing advertising materials and coupons and mailing them to its customers. During 1995, the Company filed a plan of reorganization which was approved by the United States Bankruptcy Court.

The Company generated operating revenues of approximately $442,884 and $446,369 with cost of goods sold of approximately $322,890 and $360,408 during the quarter ended June 30, 1996 and 1995 respectively, and incurred operating expenses of approximately $148,480 and $194,888, respectively.

The Company had liabilities in excess of assets at June 30, 1996 and 1995 of $201,630 and $118,090, respectively.

At June 30, 1996, the Company had no material commitments for capital expenditures.
                    PART II. OTHER INFORMATION



Item 1.        Legal Proceedings
               -----------------
                None.

Item 2.        Changes in Securities
               ---------------------
                None.

Item 3.        Defaults upon Senior Securities
               -------------------------------
                None.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
                None.

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