Form 10QSB
period 1996-09-30
TRAVIS INDUSTRIES INC
filed 1997-02-06
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended     September 30, 1996
                         ------------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

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

                      [   ] Yes     [ X ] No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1996, Registrant had 121,308,864 shares of common stock, no par value, outstanding.






















































                              INDEX


Page

Number
------

Part I.          Financial Information

        Item I.        Financial Statements

                       Balance Sheet as of September 30, 1996              2

                       Statement of Operations, Three Months
                        Ended September 30, 1996 and 1995                  3

                       Statement of Operations, Six Months
                        Ended September 30, 1996 and 1995                  4

                       Statement of Cash Flows, Three Months
                        Ended September 30, 1996 and 1995                  5

                       Statement of Cash Flows, Six Months
                        Ended September 30, 1996 and 1995                  6

                       Notes to Financial Statements                       7

        Item 2.        Management's Discussion and Analysis of
                          Financial Conditions and Results of
                          Operations                                       8

Part II.  Other Information                                                9





























                     TRAVIS INDUSTRIES, INC.
                           ------------------------

                          BALANCE SHEET
                        September 30, 1996
                           (Unaudited)

Current Assets
        Accounts receivable, net of allowance for
          doubtful accounts of $71,706                     $     110,778
                                                           -------------
          Total Current Assets                                   110,778

Furniture and equipment, net of accumulated
  depreciation of $235,953                                       177,521
Allowance for idle equipment                                    (124,149)
Other assets                                                      15,406
                                                           -------------
  Total Assets                                             $     179,556
                                                           =============

Current Liabilities
     Outstanding checks in excess of amounts
      reported by banks                                    $     32,627
        Note payable, current portion                            10,000
        Accounts payable and accrued expenses                   132,067

          Total Current Liabilities                             174,694

Note payable, net of current portion                             75,341
Other long-term debt                                            111,047

  Total Liabilities                                             361,082

Commitments and contingencies (Notes 2)                             -

Stockholders' Equity:
     Redeemable preferred stock - $.0001 par
      value 100,000,000 shares authorized:
      Series A, none issued and outstanding                         -
      Series B, 28,400,000 shares issued and
      outstanding, (liquidation amount of
      $710,000)                                                 710,000
     Common stock - $.0001 par value,
      500,000,000 shares authorized;
      121,308,864 shares issued and
      outstanding                                                12,131
        Additional paid-in capital                            5,238,335
        Accumulated deficit                                  (6,141,992)
          Total Stockholders' (Deficit)                        (181,526)

Total Liabilities and Stockholders' (Deficit)             $     179,556


The accompanying notes are an integral part of the financial statements.





                     TRAVIS INDUSTRIES, INC.
                           ------------------------

                     STATEMENT OF OPERATIONS

             For the Three Months Ended September 30
                           (Unaudited)

                                           1996                    1995
                                      --------------          --------------

Sales                                 $     425,968           $     401,167

Cost of goods sold (exclusive
     of depreciation shown
     separately below)                      271,204                 323,911
                                      --------------          --------------
  Gross Profit                              154,764                  77,256
                                      --------------          --------------

Operating Expenses
        Depreciation                          7,222                  13,869
        Bad debts                               -                    17,926
        Rent                                 29,217                  34,603
        Salaries                             58,331                  63,695
        Consulting fees, related
         party                                3,691                   8,025
        Other operating expenses             61,519                  56,771
                                      --------------          --------------
         Total Operating Expenses           159,980                 194,889
                                      --------------          --------------

Net Operating (Loss)                         (5,216)               (117,633)
                                      --------------          --------------

Other Income (Expenses)
        Interest and miscellaneous
         income                              18,227                   1,186
        Interest (expense)                   (2,907)                 (3,542)
         Total Other                         15,320                  (2,356)
                                      --------------          ---------------

Net Income                            $      10,104                (119,989)
                                      ==============          ===============

Net Income per Share                  $         nil           $         nil
                                      ==============          ===============

Weighted Average Shares
 Outstanding                            121,308,864             111,507,864
                                      ==============          ==============


The accompanying notes are an integral part of the financial statements.







                     TRAVIS INDUSTRIES, INC.
                           -----------------------

                     STATEMENT OF OPERATIONS

              For the Six Months Ended September 30
                           (Unaudited)

                                          1996                    1995
                                     --------------          --------------
Sales                                $     868,852           $     847,537

Cost of goods sold (exclusive
     of depreciation shown
     separately below)                     594,094                 684,320
                                     --------------         ---------------
  Gross Profit                             274,758                 163,217

Operating Expenses
        Depreciation                        14,444                 27,738
        Bad debts                              -                   35,854
        Rent                                58,433                 69,206
        Salaries                           123,586                127,390
        Consulting fees, related
         party                               4,691                 16,050
        Other operating expenses           107,306                113,540
                                      -------------           ------------
         Total Operating Expenses          308,460                389,778
                                      -------------           ------------

Net Operating (Loss)                       (33,702)              (226,561)
                                      -------------           ------------
Other Income (Expenses)
        Interest and miscellaneous
          income                            27,385                 2,372
        Interest (expense)                  (2,907)               (7,084)
                                      -------------           ------------
         Total Other                        24,478                (4,712)
                                      -------------           ------------

Net (Loss)                            $     (9,224)             (231,273)
                                      =============           ============

Net (Loss) per Share                  $        nil            $      nil
                                      =============           ============

Weighted Average Shares
 Outstanding                            121,308,864            111,507,864

The accompanying notes are an integral part of the financial statements.











                     TRAVIS INDUSTRIES, INC.
                           ------------------------

                     STATEMENT OF CASH FLOWS

             For the Three Months Ended September 30
                           (Unaudited)

                                           1996                    1995
                                      --------------          --------------

Cash Flows from Operating
 Activities:

        Net income (loss)             $     10,104            $    (119,989)
        Adjustments to reconcile net
         income (loss) to net cash
         used in operating activities
          Depreciation                       7,222                   13,869
          Increase in accounts payable,
           accrued expenses and other       12,596                   67,701
          (Increase) in accounts
           receivable                      (29,922)                 (10,954)
                                      --------------          --------------

        Net Cash (Used in) Operating
         Activities                            -                    (49,373)
                                      --------------          --------------

Cash Flows from Investing
 Activities                                    -                        -
                                      --------------          --------------
Cash Flows from Financing
 Activities:
     Proceeds from the issuance of
      common stock                             -                     11,500
                                      --------------          --------------

        Net Cash Provided by Financing
         Activities                            -                     11,500
                                      --------------          --------------

(Decrease) in cash                             -                    (37,873)

Cash, beginning of year                        -                     45,504
                                      --------------          --------------

Cash, end of year                     $        -              $       7,631
                                      ==============          ==============

Interest paid                         $        -              $       3,542
                                      ==============          ==============
Income taxes paid                     $        -              $         -
                                      ==============          ==============

The accompanying notes are an integral part of the financial statements.


                    TRAVIS INDUSTRIES, INC.

                     STATEMENT OF CASH FLOWS

              For the Six Months Ended September 30
                           (Unaudited)

                                           1996                    1995
                                      --------------          --------------

Cash Flows from Operating
 Activities:
        Net (loss)                    $     (9,224)          $     (231,273)
        Adjustments to reconcile net
          income (loss) to net cash
          used in operating activities
           Depreciation                     14,444                  27,738
           Increase in accounts payable,
            accrued expenses and other       1,486                 205,070
           (Increase) in accounts
            receivable                      (6,706)                (21,908)
                                      --------------          -------------

       Net Cash (Used in) Operating
         Activities                            -                   (20,373)
                                      --------------          -------------

Cash Flows from Investing
 Activities                                    -                       -
                                      --------------          -------------

Cash Flows from Financing
 Activities:
     Proceeds from the issuance
      of common stock                          -                    11,500
                                      --------------          -------------

     Net Cash Provided by Financing
      Activities                               -                    11,500
                                      --------------          -------------

(Decrease) in cash                             -                   (8,873)

Cash, beginning of year                        -                   16,504
                                      --------------          -------------

Cash, end of year                     $        -              $     7,631
                                      ==============          =============

Interest paid                         $        -              $     7,084
                                      ==============          =============

Income taxes paid                     $        -              $       -
                                      ==============          =============


The accompanying notes are an integral part of the financial statements.


                   TRAVIS INDUSTRIES, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  September 30, 1996 (Unaudited)


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

The Company generated operating revenues of approximately $425,968 and $401,167 with cost of goods sold of approximately $271,204 and $323,911 during the quarter ended September 30, 1996 and 1995 respectively, and incurred operating expenses of approximately $159,980 and $194,889, respectively.

The Company had liabilities in excess of assets at September 30, 1996 and 1995 of $181,526 and $226,580, respectively.

At September 30, 1996, the Company had no material commitments for capital expenditures.
                    PART II. OTHER INFORMATION



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