Form 10QSB
period 1996-12-31
TRAVIS INDUSTRIES INC
filed 1997-02-18
CIK 820901

U.S. Securities and Exchange Commission
			Washington, D.C.  20549

				FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended:      December 31,  1996

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the transition period from 		 to

Commission File Number:             33-16820-D

			    TRAVIS INDUSTRIES, INC.
		(Exact name of registrant as specified in its charter)

 		Colorado			  84-1063149
     (State or other jurisdiction of	 	(I.R.S. Employer
      incorporation or organization 		Identification No.)

  3415 W. Broadway,  Council Bluffs, IA			 51501
(Address of principal executive offices)		(Zip Code)

 			 	(712) 328-3040
	(Registrant's telephone number, including area code)

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

As of December 31, 1996 Registrant had 121,308,864 shares of common stock, $0.0001 par value,outstanding.

Transitional Small Business Disclosure Format (check one):

[   ] Yes	[ X ] No


					INDEX



								Page
								Number
Part I.  Financial Information

	Item I.	Financial Statements

		Balance Sheet as of December 31, 1996		2

		Statements of Operations, Three Months
		 Ended December 31, 1996 and 1995		3

		Statements of Operations, Nine Months
		 Ended December 31, 1996 and 1995		4

		Statements of Cash Flows, Three Months
		 Ended December 31, 1996 and 1995		5

		Statements of Cash Flows, Nine Months
		 Ended December 31, 1996 and 1995		6

		Notes to Financial Statements			7

	Item 2.	Management's Discussion and Analysis of
		Financial Conditions and Results of Operations	8

Part II.	Other Information				9

					1.

			TRAVIS INDUSTRIES, INC.

			     BALANCE SHEET
		   	   December 31, 1996
			     (Unaudited)
Current Assets

	Accounts receivable, net of allowance
	  for doubtful accounts of $71,706 		$	85,603
							   ___________
	  Total Current Assets					85,603

Furniture and equipment, net of accumulated
  depreciation of $243,175 					167,299
Allowance for idle equipment				       (124,149)
Other assets		  					 12,711
							    ___________
  Total Assets	$						141,464


Current Liabilities
	Outstanding checks in excess of amounts
	    reported by banks				$	 14,757
	Note payable, current portion 				 10,000
	Accounts payable and accrued expenses 			127,317
							   ____________
	  Total Current Liabilities				152,074

Note payable, net of current portion 				 73,298
Other long-term debt						128,950
                                                           ------------
  Total Liabilities						354,322

Commitments and contingencies (Notes 2)				      -

Stockholders' Equity:
	Redeemable preferred stock - $.0001 par
	   value 100,000,000 shares authorized:
	   Series A, none issued and outstanding 		      -
	   Series B, 28,400,000 shares issued and
	     outstanding,liquidation amount of $710,000)	710,000
	Common stock - $.0001 par value
	   500,000,000 shares authorized;
          121,308,864 shares issued and outstanding              12,131
        Additional paid-in capital                            5,228,335
        Accumulated deficit                                  (6,163,324)
                                                           -------------
          Total Stockholders' (Deficit)                        (212,858)
                                                           -------------_
Total Liabilities and Stockholders' (Deficit)		 $	141,464

The accompanying notes are an integral part of the financial statements.

					2.

				TRAVIS INDUSTRIES, INC.

				STATEMENT OF OPERATIONS
			For the Three Months Ended December 31,
				     (Unaudited)

						 1996			  1995
Sales				        $	421,036 	$	591,392

Cost of goods sold (exclusive of
	depreciation shown separately
	below)					295,649 		477,503
                                              ---------                --------
  Gross Profit					125,387 		113,889

Operating Expenses
	Depreciation				  7,222 		 13,869
	Bad debts 				      - 		 17,926
	Rent					 29,215 		 34,603
	Salaries				 50,747 		 63,695
	Consulting fees, related
	 party					 (2,291) 		  8,025
	Other operating expenses		 61,000 		 56,771
                                                --------                -------
	 Total Operating Expenses		145,893 		194,889

Net Operating (Loss)				(20,506)		(81,000)
                                                --------                --------
Other Income (Expenses)
	Interest and miscellaneous
	 income					   (655) 		  1,186
	Interest (expense)			   (172)		 (3,542)
	 Total Other				   (827)		 (2,356)
                                                ---------               --------
Net (Loss)		      		$	(21,333)	$	(83,356)

Net (Loss) per Share 			$	     nil 	$	     nil
                                             -----------             -----------
Weighted Average Shares Outstanding	     121,308,864 	     115,973,364

The accompanying notes are an integral part of the financial statements.

					3.

				TRAVIS INDUSTRIES, INC.

				STATEMENT OF OPERATIONS
			For the Nine Months Ended December 31,
				     (Unaudited)

						  1996			  1995
Sales				        $	1,289,888	$	1,438,929

Cost of goods sold (exclusive of
	depreciation shown separately
	below)					  889,743		1,161,823
                                                ---------               ---------
  Gross Profit					  400,145		  277,106

Operating Expenses
	Depreciation				   21,666		   41,607
	Bad debts 				  	- 		   53,781
	Rent					   87,648 		  103,809
	Salaries				  174,333		  191,085
	Consulting fees, related
	 party					    2,400  		   24,075
	Other operating expenses	          168,306		  170,310
                                                ---------                --------
	 Total Operating Expenses		  454,353 		  584,667

Net Operating (Loss)				  (54,208)		 (307,561)
						 _________		  ________
Other Income (Expenses)
	Interest and miscellaneous
	 income		 			   26,730 		    3,558
	Interest (expense)			   (3,079)		  (10,626)
	Total Other				   23,651		   (7,068)
						  ________		 _________
Net (Loss)				$	  (30,557)	$	 (314,629)

Net (Loss) per Share 			$	       nil 	$	      nil
                                                  --------              -----------
Weighted Average Shares Outstanding  	  	121,308,864		115,743,364

The accompanying notes are an integral part of the financial statements.

					4.

				TRAVIS INDUSTRIES, INC.

				STATEMENT OF CASH FLOWS
			       For the three Months Ended
				     (Unaudited)

						December 31 		December 31
	 					  1996   	  	   1995
Cash Flows from Operating Activities:
	Net income (loss)		$	  (21,333) 	$	  (83,356)
	Adjustments to reconcile net
	 income (loss) to net cash used
	 in operating activities
	    Depreciation			   7,222 		   13,869
	    Increase in accounts payable,
	     accrued expenses and other		 (11,604)		 (119,285)
	    (Increase) in accounts
	     receivable				  25,175		  (19,045)
                                                 --------                ---------
	Net Cash Provided by Operating
	 Activities					-		 (207,817)
                                                 --------                ---------
Cash Flows from Investing Activities			- 		 	 -
                                                 --------                ---------
Cash Flows from Financing Activities:
	Proceeds from the issuance of
	 common stock		     			- 		  211,775

	Net Cash Provided by Financing
	 Activities					- 		  211,775
                                                ---------                --------
Increase (decrease) in cash		   		- 		    3,958

Cash, beginning of period		 		- 		    7,631
                                                ---------                ---------
Cash, end of period			$		-	$	   11,589
                                                ---------                ---------
Interest paid				$	      172 	$	    3,542
                                                ---------                ---------
Income taxes paid			$		- 	$		-
                                                ---------                ---------

The accompanying notes are an integral part of the financial statements.

					5.

				TRAVIS INDUSTRIES, INC.

				STATEMENT OF CASH FLOWS
			       For the Nine Months Ended
				      (Unaudited)

                                                December 31              December 31
	   					   1996			    1995
Cash Flows from Operating Activities:
	Net income (loss)		$	  (30,557) 	$	(314,629)
	Adjustments to reconcile net
	 income (loss) to net cash used
	 in operating activities
	    Depreciation			   21,666		  41,607
	    Increase in accounts payable,
	     accrued expenses and other		   (9,578)		 101,968
	    (Increase) in accounts
	     receivable				   18,469		 (57,136)
                                                ----------               --------
	Net Cash Provided by Operating
         Activities                                      -              (228,190)
                                                ----------               --------
Cash Flows from Investing Activities			 - 			-
                                                ----------               --------
Cash Flows from Financing Activities:
	Proceeds from the issuance of
	 common stock		  			 - 		  223,275
                                                ----------               --------
	Net Cash Provided by Financing
	 Activities					 - 		  223,275
                                                ----------               --------
Increase (decrease) in cash		   		 - 		   (4,915)

Cash, beginning of period				 -		   16,504
                                                ----------               --------
Cash, end of period			$		 - 	$	   11,589
                                                ----------               --------
Interest paid				$	     3,079 	$	   10,626
                                                ----------               --------
Income taxes paid                       $                -      $               -
                                                ----------               --------
The accompanying notes are an integral part of the financial statements.

			  TRAVIS INDUSTRIES, INC.

		      NOTES TO FINANCIAL STATEMENTS
			December 31, 1996 (Unaudited)


(1)	Condensed Financial Statements

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

Item - 2	Management's Discussion and Analysis of Financial Condition and
Results of Operations.


Travis Industries, Inc. (the "Company") was organized as a Colorado corporation on June 21, 1987. The Company is in the business of printing advertising materials and coupons and mailing them to its customers. During 1995, the Company filed a plan of reorganization which was approved by the United States Bankruptcy Court.

The Company generated operating revenues of approximately $421,036 and $591,392 with cost of goods sold of approximately $295,649 and $477,503 during the quarter ended December 31, 1996 and 1995, respectively, and incurred operating expense of approximately $145,893 and $194,889, respectively.

The Company had liabilities in excess of assets at December 31, 1996 of $212,858. At December 31, 1996, the Company had no material commitments for capital expenditures.

			PART II. OTHER INFORMATION



Item 1.	Legal Proceedings

		None.

Item 2.	Changes in Securities

		None.

Item 3.	Defaults upon Senior Securities

		None.

Item 4.	Submission of Matters to a Vote of Security Holders

		None.

Item 5.	Other Information

		None.

Item 6.	Exhibits and Reports on Form 8-K

		None.

			SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					Travis Industries, Inc.

					/s/ Stephen E. Cayou
					________________________________
Date: 	February 18, 1997		By:  	STEPHEN E. CAYOU
					President, Chief Executive Officer, 					and Director

					/s/ Jeffrey R. Skinner
					________________________________
Date: 	February 18, 1997		By:  	JEFFREY R. SKINNER
					Chief Financial Officer,Secretary, 					Treasurer and Director