Form 10KSB
period 1997-03-31
TRAVIS INDUSTRIES INC
filed 1998-03-25
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             Form 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1997 Commission file No. 33-16820-D

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         TRAVIS INDUSTRIES, INC.
   (Exact name of small business issuer as specified in its charter)

       Colorado                                             84 - 1063149
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


3415 W. Broadway Council Bluffs. Iowa                              51501
(Address of principal executive offices)                        (Zip Code)

                            (712) 328-3040
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [ X ]     NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part 111 of this Form 10-K, or any amendment to this Form 10-K. [ X ]

State Issuer's revenues for its most recent fiscal year:    $1,738,942.

On March 24, 1998, the Registrant had 123,496,864 shares of common voting stock held by non-affiliates. The Aggregate market value of shares of common stock held by non-affiliates was $3,704,905 on this date. This valuation is based upon the average low bid price for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD").

Documents Incorporated By Reference:      None

              ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                Yes  [  X  ]       No   [   ]

              APPLICABLE ONLY TO CORPORATE REGISTRANTS

On March 24, 1998, the issuer had 149,655,244 shares of its $0.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes_; No X .

                              PART I

Item 1 - Business

General Development of the Business

Travis Industries, Inc. (the "Company") was organized under the laws of the State of Colorado on July 21, 1987, under the name "Travis Investments, Inc." On June 3, 1988, the Company completed an initial public offering of 2,500,000 Units consisting of shares of common stock, Class A and Class B common stock Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission and a Prospectus dated November 30, 1987. The Company was structured as a Blank Check public company to acquire business opportunities by purchase or reverse acquisition. Its Class A and Class B common stock Purchase Warrants contained in the Units expired on May 31, 1995.

The Company has authorized 500,000,000 shares of $0.0001 par value common stock. Effective September 25, 1995, the Company effected a one for five reverse split of its outstanding common stock without effecting the number of authorized shares or the stated par value thereof. All references to common stock in this report are stated to give effect to such reverse stock split. The Company also has issued and outstanding 28,400,000 shares of Series B Preferred, face value $710,000. The Series B Preferred is voting, noncumulative, redeemable and convertible at the option of the Company into shares of common stock for $.125 per share at face value plus accrued dividends. No dividends have been declared or have accrued to date.

From October, 1988 through March 1993, the Company completed acquisitions of several businesses involved in direct mail advertising services including graphic design, printing and fulfilment. During the early development stage, the Company used the proceeds from license and franchise fees to expand marketing operations and for working capital. The Company financed its operations through sales of franchises and Franchise Area Developer Agreements (master franchises), debt, and the issuance of preferred and common stock.

After a number of adverse business developments, on October 4, 1994, the Company filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code, under Case No. BK. 94-81544 in the U.S. Bankruptcy Court for the District of Nebraska (the "Bankruptcy Case"). The Company filed a Plan of Reorganization which was approved and confirmed by the Bankruptcy Court on September 25, 1995 with an effective date of November 6, 1995.

Following the filing of its Bankruptcy Petition, in December of 1994, the Company signed a letter of intent with Liberty Capital Corporation, a Colorado corporation ("Liberty Capital") which provided for: (i) a cash infusion of $100,000 in post-petition debt, (ii) the spin-off of Donis Corporation, its wholly owned subsidiary, to its former owners and a change in control of the Company; and (iii) through the transfer of certain assets and assumption of certain liabilities in connection with the referenced spin off of Donis, the accomplishment of a major capital restructuring of the Company including the retirement and cancellation of the common and preferred shares owned by the then major stockholders of the Company.

A definitive agreement reflecting these terms was executed and presented to the Bankruptcy Court for approval and approved on April 10, 1995. Upon closing of the definitive agreement on April 24, 1995, the then current officers and directors of the Company resigned, and were replaced by Stephen
E. Cayou and Jeffrey R. Skinner, who are principals and sole shareholders of Liberty Capital Corp. ("Liberty") The Company transferred its ownership of all of the capital stock of Donis Corporation to its former owners in exchange for surrender and cancellation of 24,531,208 shares of common stock and all outstanding shares of Series A Preferred Stock. Liberty infused $100,000 into the Company as post-petition priority debt, took over management of the remaining operations of the Company and completed the presentation and approval by creditors of the Company's Chapter 11 Plan of Reorganization. Mr. Cayou was appointed as Chairman, President and Chief Executive Officer of the Company and Mr. Skinner was appointed Director, Chief Financial Officer and Secretary and Treasurer. Messrs. Cayou and Skinner then began to conduct executive management and oversight of operations from their Golden, Colorado office of Liberty Capital.

Also, on April 24, 1995, Liberty completed a purchase of an equipment lease covering certain printing equipment used by the Company from the former secured creditor in settlement of litigation between the Company and such creditor. During the Fiscal Year ended March 31, 1996, Liberty sold one piece of this equipment to the Company for $18,000. The Company remained obligated to Liberty under the original terms of the equipment lease until May 1, 1997, when Liberty conveyed this equipment to the Company and forgave back lease payments in the amount of $23,200 in exchange for 4,640,000 shares of common stock. The leased equipment was valued at the principal amount of the lease of $42,800.

The Company's Plan of Reorganization as approved by the Bankruptcy Court, provides for payment in full in installments of the allowed amounts of any perfected secured claims and certain priority claims. All claims of Victoria Tribble, the wife of Peter D. Hobbs, Sr. the former CEO of the Company, under an equipment lease and other matters set forth in an adversary proceeding filed in the Bankruptcy Case, were settled and certain amounts were paid in common stock and in cash on confirmation of the Plan of Reorganization. The claims of essential trade creditors was scheduled to be paid in eight quarterly payments of 6.25% of the allowed amount of such claim (an aggregate 50% payout) commencing on the Effective Date of the Plan of Reorganization. The claims of general creditors were to be paid in one lump sum payment of 10% of the allowed amount of each claim or two annual payments of 5%, one on February 1, 1996 and the second on February 1, 1997. As of March 31, 1997, the Company was in arrears on certain of these payments (See Notes l (a) and 3 to Financial Statements).

Liberty was issued 40,000,000 shares of common stock in satisfaction of its $100,000 post petition claim. Additionally, the Plan of Reorganization provided for a stock offering of up to $300,000 in common stock at $0.025 per share. The Company raised $250,775 in gross proceeds pursuant to this offering and issued 10,031,000 shares of its common stock to certain investors in the offering. In both cases, the shares of common stock were issued pursuant to the exemption from registration under the federal securities laws provided by Bankruptcy Code Section 1145 (a)(1) or 1145
(a)(2) and were, as such, free trading.

There remains outstanding 28,400,000 shares of Series B Preferred Stock in the face amount of $710,000, which, commencing January 1, 1994, accrues dividends at the rate of prime plus 4%, when and if declared by the Company. As of March 31, 1997 cumulative dividends of $276,900 are in arrears. (See:
Note 5 to Financial Statements - Preferred Stock).
Narrative Description of Business of the Company

Since commencement of operations, the Company's primary business has been graphics, printing, advertising and fulfillment of direct mail advertising programs. The Company has sold its services under a variety of direct marketing mechanisms including a network of licensed dealers, franchisees, and Franchise Area Developers (bulk franchises packaged for resale through dealers or "FAD's") and recently through direct customer service agreements. The direct mail business has become extremely competitive with the customer base becoming more sophisticated and purchasing fulfillment based on price and quality. While the Company retains an active network of licensees and franchisees, the Company's Uniform Franchise Offering Circular has expired and the Company is unable to sell additional franchises. Management has been evaluating the merits of its franchise program to determine whether to renew its Uniform Franchise Offering Circular and pursue marketing further franchises. Although the Company maintains active relationships with the remaining members of its network of licensees, franchisees and FAD's, the Company presently pursues its new business primarily through non-exclusive customer service agreements.

In certain cases, the Company's agreements with members of its network forbid territorial infringement by other Company customers. As the network becomes less active through expiration of agreements or simply with changes in market demand and conditions, the Company has been relying on marketing to independent mailers.

The Company provides `camera ready' graphics, printing, compiling, and assembling of inserts, stuffing envelopes, mailing list acquisition and generation, and direct mailing of the advertising material on behalf of its customers. Most orders are prepaid upon approval of the production order. The Company retains ownership of all `camera ready' art and reuses them when necessary.

Trademarks and Tradenames

The Company owns certain US registered trademarks, "American Advertising Distributors" Reg. No. 1,156,603 filed June 1, 1981; "Radiomail" Reg. No. 1,534,595 filed April 11, 1989; "Bonus Express" Reg. No. 1,310,363 filed December 18, 1984; "Supermail" Reg. No. 1,464,806 filed November 10, 1987 and "LeMail", Reg. No. 1,536,701, filed April 25, 1989.

Seasonality of Business

The direct mail advertising business of the Company is seasonal to the extent that there is a greater volume of advertising and services provided during the last three months of the year, due to the holidays, and the general increases due to retailing activities associated with the holiday season.

Competition

The direct mail business is highly competitive and the Company has a number of competitors across the United States. Sizes of competitors range from small `mom and pop' local businesses to large, well capitalized corporations, with substantial operating histories. The Company sells and therefore must compete, nationwide, but due to its recent financial distress, has not been able to afford substantial marketing efforts necessary to increase market share.

The principal competitors of the Company are franchisers and independent mailers including Money Mailer, Inc., which has been in business since 1979, and has an estimated 400 Franchised Units; Super Coups, which has been in business since 1983, and has an estimated 70 Franchised Units in 13 states; Trimark, Inc., which has been in business since 1978, and has an estimated 40 Franchised Units in 26 states and has two company-owned Units; United Coupon Corporation, which has been in business since 1989, and has an estimated 88 Franchised Units in 24 states and has two company-owned Units; and Val Pac. which is owned by Cox Communications, and is believed to be the largest in the country, with a combination of licensees and franchisees. The Company also competes with several independent mailing companies, Mail West of Tuscon which is approximately the same size as the Company and Storing, Inc. of Columbus, Ohio which is approximately two and 1/2 times the size of the Company.

The Company, through LeMail, Radiomail and AAD, has approximately 50 active franchises/licencees covering almost every state. Certain of the Franchise Area Dealers are active, mail to only a portion of their territories, but are actively trying to expand into their remaining areas.

Costs of Compliance with Environmental Laws

The business operations of the Company may involve the use of chemical supplies and inks related to its printing services; however, all of these products are used in the Company's business operations, and there are no significant waste by-products which are discharged into the environment or which require special handling or the incurring of additional costs for disposal. Accordingly, costs of compliance with environmental laws, rules and regulations have not been segregated and are believed to be nominal.

The Company is unaware of any pending or proposed environmental laws, rules or regulations, the effect of which would be adverse to its contemplated operations.

Employees

The present number of employees of the Company is stable, and no material increases are anticipated. The Company presently has approximately 18 employees, including 16 production and office employees in Iowa and 2 directors and executive officers in Colorado, employed full time by the Company.

Item 2 - Properties

The Company presently leases approximately 24,000 square feet of space at 3415 W. Broadway, Council Bluffs, Iowa, telephone number (712) 328-3040. These facilities house the principal operating facilities of the Company.
The Company leases these facilities from a non-affiliated party pursuant to a month to month lease. Current rent is approximately $7,166.66 per month.
The Company needs substantially less space than it currently has for its present size of operations and is searching for more appropriate space and/or desires to renegotiate terms with its current landlord for less space. The total cost of the facility including utilities and maintenance is approximately $10,500 per month.

Item 3 - Legal Proceedings

To the knowledge of management, during the fiscal year ended March 31, 1997, and to the date hereof, the Company is not nor was a party to any material legal proceedings, and no such proceedings are known to be contemplated. Similarly, to the knowledge of management, and for the periods indicated, no director or executive officer of the Company is or was party to any material legal proceeding wherein any such person had an interest adverse to the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders. The Company expects to hold a shareholder's meeting with voting on proxy issues during calendar year, 1998.

                               PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder
Matters.

The common stock of the Company is listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "TVSI."

The following table shows the range of high and low bid quotations for the Company's common stock for the past two fiscal years, as reported by the National Quotation Bureau monthly reports or "Pink Sheets". Prices reflect inter-dealer prices, and do not necessarily reflect actual transactions, retail mark-up, mark-down or commission.

                           STOCK QUOTATIONS

                                                     BID
          Quarter Ending:                      High          Low
Fiscal 1996
               6/30/95                       $ 0.05        $ 0.025
               9/30/95                         0.05          0.0125
               12/31/95                        0.025         0.0125
               3/31/96                         0.03          0.005
Fiscal 1997
               6/30/96                         0.04          0.025
               9/30/96                         0.0425        0.0325
               12/31/96                        0.035         0.0225
               3/31/97                         0.03          0.0225

As of March 23, 1998, the number of record holders of the Company's common stock was 340. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name.

Dividends

The Company has not paid any dividends with respect to its common stock, and it is not anticipated that the Company will pay dividends in the foreseeable future. While no dividends have been declared or have therefore accrued, cumulative dividends in the amount of $276,900 are in arrears as of March 31, 1997, on the Company's Series B Preferred Stock. (See: Note 5 to Financial Statements).


Item 6. - Management's Discussion and Analysis

Overview

Despite forgiveness of $270,000 in debt via the Chapter 11 Bankruptcy, the Company remained burdened with substantial debt obligations and lack of working capital to expand marketing, enhance customer service and provide fulfilment services. The Company has little short term liquidity and has been forced to rely upon cash infusions and forgiveness of debt by its principal shareholder, Liberty Capital Corp. to cover cash shortfalls and reduce debt service. Subsequent to March 31, 1997, with cash provided by Liberty, the Company paid off portions of debts to the IRS and paid off its secured creditor, Firstar Bank of Omaha, Neb. Also, subsequent to March 31, 1997, Liberty conveyed certain equipment to the Company, cancelled its equipment lease and foregave past lease payments in exchange for common stock of the Company. While the Company has severely cut back overhead, salaries and expenses, it lacks sufficient cash resources to conduct marketing or to hire direct production labor and indirect labor for customer service and fulfillment. The Company remains in default on certain of its obligations under its Plan of Reorganization and owes state and federal employee withholding taxes for past periods which threaten the short to medium term viability of the Company. The Company needs a substantial infusion of new capital for marketing, for repairs and maintenance, to upgrade its facilities in order to increase revenues, to take advantage of economies of scale, and to obtain more favorable credit terms with its vendors.

Financial Condition

As a result of consummation of its Chapter 11 Plan of Reorganization, approximately $270,000 in debt was forgiven, 24,531,208 shares of common stock and 56,257,354 shares or $2,176,873 in face value of Series A Preferred Stock, were canceled. Also, $157,758 in approved priority debt and $246,954 in approved non-priority debt was restructured to a total of $143,335. The disposal of Donis Corporation, the Company's wholly owned subsidiary in 1995, resulted in net reduction of debt by $40,000 and a net reduction in assets of approximately $20,000. Acquisition of certain equipment previously leased from Liberty after March 31, 1997, resulted in an increase in assets of $42,800 and a reduction of fixed overhead by $1,400 per month.

The Company had $ 79,497 in total assets and approximately $ 403,686 in total liabilities at the end of fiscal 1997, as compared to $ 186,292 and $ 368,593 at the end of fiscal 1996, respectively. At the end of fiscal 1997, the Company had approximately $ 2,380 outstanding checks in excess of cash amounts reported by banks as compared to $ 25,651 in outstanding checks in excess of cash amounts reported by banks at the end of fiscal 1996. The Company had $ 32,042 in net accounts receivable at the end of fiscal year 1997, as compared to $104,072 at the end of fiscal year 1996. The Company remains in arrears on certain payments due under its Plan of Reorganization. (See - Note 3 to Financial Statements).

Subsequent to March 31, 1997, the Company paid off its secured note to Firstar Bank and paid its pre-petition payroll tax liabilities, but owes approximately $ 85,000 in additional payroll taxes for calendar years 1995 through 1997, which is currently being paid pursuant to an installment agreement of $3,000 per month. Also, subsequent to March 31, 1997, the Company repaid $258,796 in debt consisting of $23,200 in back lease payments on equipment and $235,596 in cash advances and loans from a related party, and purchased equipment valued at $42,800 from a related party for a total of 20,346,380 shares of common stock of the Company. The equipment lease pertaining to the equipment which was cancelled in this transaction provided for monthly lease payments of approximately $1,400.

Results of Operations

The Company's revenues from operations for the year ended March 31, 1997, were $1,738,942, or a decrease of $144,473 from the previous year's revenues from operations. This change was attributable to attrition in the Company's licensee and franchise network, the lack of working capital to fund marketing to new customers and to respond to competitive conditions in the marketplace.

Gross profits from operations for the fiscal year ended March 31, 1997, were $510,892 or 29.4% of sales, compared to $362,705, or 19.3% of sales for the prior year representing an increase of $148,187 due to a decrease of 10% in
cost of sales.   Cost of sales at $1,228,050 or 70.67% of sales were down
from Fiscal 1996 at $1,520,710 or 80.7% of Sales due in part to reductions in material cost, subcontractor costs and direct labor expenses.

Operating expenses increased $18,387 and from 41.4% to 45.9% as a percentage of sales over fiscal 1996. This increase was due to a non-cash charge of $162,500 for services paid with common stock, a management fee of $2,400 paid to Liberty Capital, offset by reductions in bad debts, rent, salaries, certain items of overhead and a decrease in depreciation and amortization of $26,586.

Net loss for the year was $304,387. This was a decrease of $121,883 from the previous year. This decrease would be substantially larger by comparison but for the non-cash charge against Sales of $162,500 in services with common stock of the Company. Gross Margins of 29% are of considerable concern to management. Management attributes this condition to low sales volume and inadequate cash resources leading to unfavorable credit terms and pricing from vendors. Also, management attributes ongoing net losses to fixed overhead, wages and salaries which, as a percentage of gross sales, reflect under-utilization of capacity and inadequate sales volume to achieve economies of scale in the Company's operations. Management also attributes these conditions to a low working capital turnover and a lack of capital to fund sales and marketing, to purchase equipment and to cover cash requirements during cyclical, slow periods.

Liquidity and Capital Resources

The Company had a working capital deficit as of March 31, 1997, of $371,644. This compares to a working capital deficit of $ 261,196 in fiscal 1996. The decline in working capital was primarily due to continuing operating losses resulting in additional current liabilities and less current assets. Losses were partially funded with issuance of common stock, increases in Accounts Payable and cash advances from related parties. During fiscal year ended March 31, 1997, the Company issued 6,500,000 shares valued at $162,500 for services (See - Note 6 to Financial Statements). During fiscal year ended March 31, 1996, the Company issued 10,031,000 shares of common stock for $250,775 net proceeds to the Company from a private placement undertaken pursuant to the Company's Chapter 11 Plan of Reorganization. Also, as of March 31, 1997, $56,051 in cash advances and accrued equipment lease payments were owed to related parties. Subsequent to March 31, 1997, the Company incurred obligations to related parties in the amount of $202,746 for cash advances used to repay debt and to fund operations. Also, subsequent to March 31, 1997, the Company repaid a total of $258,797 in amounts owing to such related parties and purchased certain leased equipment valued at $42,800 with a total of 20,346,380 shares of its common stock valued at $0.015 by the board of directors.

The Company continues to rely upon its revenues and upon cash advances from related parties to pay these and other post-petition obligations and lacks sufficient capital or revenue to pay for additional marketing to increase revenue. Additional capital will be necessary in the near term to reduce debt payments and finance marketing efforts. Due to the current financial condition of the Company and the relative lack of liquidity in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with additional bank debt on favorable terms in the near future. Never the less, due to such conditions, the Company may be required to issue further common stock to pay executives, consultants and other employees which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term. (See - Note 8 to Financial Statements).

Item 7. Financial Statements.

The financial statements listed in the accompanying index to financial statements are set forth under Part IV, Item 13 to this Report, and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Following the end of fiscal 1993, the Company's independent accountant, A. J. Robbins, PC was terminated for financial reasons. In July, 1996 the board of directors of the Company retained the Company's former independent accountant Schumacher & Associates, Inc., CPA's to audit the financial statements for the years ending March 31, 1995 and 1996. The former auditor's opinion did not contain adverse opinions or disclaimers for the pertinent fiscal years other than uncertainty as to the ability to continue as a going concern. To the best knowledge of current management, there were no disagreements with the previous auditor nor the current auditor.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth the names, ages, nature of all positions and offices held by all directors and executive officers of the Company since the end of the fiscal year ending March 31, 1996, and to the date hereof, and the period or periods during which each such director or executive officer served in their respective positions.

                                          Date of       Date of
                                          Election or   Termination or
  Name              Age  Positions Held   Designation   Resignation
________________________________________________________________________
Stephen E. Cayou    44    Chairman; CEO   4/24/95           N/A
                          And President
Jeffrey R. Skinner  50    Director, CFO,  4/24/95           N/A
                          Secy., Treas.
Peter N. Hobbs      32    Vice President  4/24/95           N/A

Term of Office

The directors hold office until the next annual meeting of stockholders, or until their respective successors are duly elected and qualified, or their prior resignation. The Bylaws of the Company provide for the holding of an annual meeting of stockholders at a time and place designated by the Board of Directors each year. Executive officers are appointed annually by the Board of Directors following the annual meeting of stockholders and they hold office until the next annual meeting of directors or until their respective successors are duly elected and qualified or their prior resignation. There have been no annual meetings held since the filing of the Bankruptcy Case, during which all previous officers and directors resigned and Messrs. Cayou and Skinner were appointed as board members and executive officers. Although no annual meeting of the stockholders of the Company was held during the previous two fiscal years, the failure to hold an annual meeting had no material adverse effect on the Company, and does not render any action taken by directors or executive officers of the Company during these fiscal years void or voidable.

Family Relationships

Presently, there are no family relationships between any directors or executive officers of the Company, either by blood or by happenstance of marriage. Peter N. Hobbs, is the son of Peter D. Hobbs, the Company's former Chairman, CEO, President, CFO, Treasurer and Director.

Business Experience

Stephen E. Cayou.     Mr. Cayou has held his position as Chairman, President
and Chief Executive Officer of the Company since April 24, 1995, the effective date of the court approved agreement between the Company's former officers and directors and Liberty Capital for the change in control of the Company. Since 1985, Mr. Cayou has been Chairman, President and CEO of Liberty Capital Corporation, a Colorado corporation ("Liberty Capital"). Liberty Capital is a financial consulting business primarily involved in mergers, acquisitions, leveraged buyouts, and debt and equity financing for private and public companies. Mr. Cayou has been licensed by the National Association of Securities Dealers (NASD) as a Registered Principal, Registered Options Principal and General Securities Licenses, but has not been associated with any NASD Member since December, 1990.

Jeffrey R. Skinner. Mr. Skinner similarly has held his position as director, Chief Financial Officer, and Company Secretary/Treasurer since the effective date of the referenced agreement on April 24, 1995. Mr. Skinner is Vice President and Secretary of Liberty Capital and has been associated with Liberty Capital since 1985. As a principal of Liberty Capital, Mr. Skinner has been involved in corporate financial consulting and shareholder and broker relations. Mr. Skinner previously held an NASD General Securities License as a Registered Representative, but has not been associated with any NASD Member since December, 1990.

Peter N. Hobbs.   Mr. Hobbs has been employed by the Company since 1986, and has held positions of Production Manager and Customer Service Manager. Over the past four years, Mr. Hobbs has served as Company Vice-President in the role of Plant General Manager, overseeing the functions of production, graphics, customer service, order entry, billing, accounts receivable and shipping.

Directorships

To the knowledge of management, none of the foregoing persons, while serving as a director or an executive officer of the Company was or is a director or a person nominated or chosen to become a director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

Effective September 29, 1992, Mr. Cayou and Mr. Skinner executed a Settlement with the District Business Conduct Committee for District No. 3 of the National Association of Securities Dealers, Inc. in connection with a Complaint in which allegations of violations of certain Rules of Fair Practice of the Association were neither admitted nor denied and under which certain sanctions were imposed by the Committee.

Item 10.  Executive Compensation.

Cash Compensation Table

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE
                                                  Long Term Compensation
                        Annual Compensation        Awards     Payouts
   (a)        (b)      (c)     (d)     (e)      (f)    (g)      (h)        (i)
Name and    Year or                   Other   Restricted                  All Other
Principal   Period    Salary  Bonus  Annual   Stock	   Option-	 LTI	      Compen-
Position <F2> ended   ($)      ($)   Compen-  Awards	  SAR's    Payouts  	sation
                                     sation   ($)      (#)      ($)       ($)
________________________________________________________________________________________
Stephen    3/31/97     $30,000  0       0       0       0       0       $ 1,200 <F1>
E. Cayou   3/31/96     30,000   0       0       0       0       0        16,050 <F1>
Pres./CEO  3/31/95     N /A     N/A     N/A     N/A     N/A     N/A      N/A
<F1>

(1) Attributed as one-half of the amount of a management fee of $32,100 paid to Liberty Capital by the Company during the pendency of the Bankruptcy Case, during fiscal year ended March 31, 1996, and one-half of the amount of a management fee of $2,400 paid to Liberty during fiscal year ended March 31, 1997.

<F2>

(2) Compensation of Officers in office resigning on or prior to the change in control effective April 24, 1995 have been omitted.

Compensation of Directors.

There are no arrangements currently in place for the compensation of Directors as such, other than as employees of the Company. See the foregoing Cash Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Cash Compensation Tables set out above which would in any way result in payments to any such person because of his resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth the shareholdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of March 23, 1998.

(a) Stock Ownership of Certain Beneficial Owners

  (1)                   (2)                   (3)         (4)
                  Name and Address        Amount and    Percent
Title             of Beneficial           Nature of     of Class
of Class          Owner                   Beneficial
                                          Ownership
__________________________________________________________________
Common Stock      Liberty Capital Corp.   24,658,380    17.14%
                  490 Orchard St.         Shares
                  Golden, Co. 80401       Direct <F1>

<F1>
(1) Aggregated with ownership of Stephen E. Cayou and Jeffrey R. Skinner.

(b) Stock Ownership of Management

  (1)                  (2)                   (3)         (4)
                  Name and Address        Amount and    Percent
Title             of Beneficial           Nature of     of Class
of Class          Owner                   Beneficial
                                          Ownership
___________________________________________________________________
Common Stock      Stephen E. Cayou        24,658,380
                  c/o 490 Orchard St.     Shares
                  Golden, Co. 80401       Indirect <F1>     16.48%
Common Stock      Jeffrey R. Skinner      24,658,380
                  c/o 490 Orchard St.     Shares
                  Golden, Co. 80401       Indirect <F1>     16.48%
Common Stock      All Officers and        26,158,380
                  Directors as a Group    Shares            17.48%

<F1>
(1) Messrs. Cayou and Skinner are co-owners of Liberty Capital Corp. and share voting and investment power over the referenced securities of the Company and are therefore shown as beneficial owners of the same securities.

Contractual Arrangements Regarding Changes in Control

There are no arrangements known to management, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in the control of the Company.

Compliance With Section 16(a) of the Exchange Act

The Company files reports under Section l5(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10% stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 12. - Certain Relationships and Related Transactions.

Transactions with Management and Others.

On April 25, 1995, Liberty Capital and the Company executed a Closing Agreement in which, among other things, the principals of Liberty Capital assumed control of the board of directors and completed their obligation to invest $100,000 in the Company in exchange for 40 Million shares of common stock of the Company. These shares were issued on January 1, 1996 to Liberty Capital. Messrs. Cayou and Skinner are equal owners of Liberty Capital.

Liberty Capital and the Company are parties to an equipment lease of certain equipment acquired by Liberty Capital from a secured creditor of the Company. The terms of the agreement provided for 24 monthly payments of $1,400 commencing May 1, 1995. Subsequent to March 31, 1997, the Company purchased the equipment subject to this lease for $42,800 and repaid back lease payments of $23,200 in exchange for 4,640,000 shares of the Company's common stock.

During fiscal 1996, the Company paid Liberty $32,100 in management fees in addition to salaries to Messrs. Cayou and Skinner. The Company also acquired certain equipment from Liberty Capital for $ 18,000, which it resold for $17,000 shortly thereafter.

During fiscal 1997, the Company paid Liberty $2,400 in management fees in addition to salaries to its principals as executive officers of the Company.

Subsequent to March 31, 1997, the Company repaid cash advances made by Liberty in the amount of $235,596 with a total of 15,706,380 shares of the Company's common stock.
Transactions with Promoters.

The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.

                                PART IV

Item 13. - Exhibits and Reports on Form 8-K.

(A)  Reports on Form 8-K.

There were no Reports on Form 8-K of the Securities and Exchange Commission filed during the quarter ended March 31, 1997.

(B)  Exhibits.

Exhibit No.  Description
EX-2.1* Plan of Reorganization and First Addendum to Plan of Reorganization, Chapter 11 Case No. BK94-81544, US Bankruptcy Court District of Nebraska, confirmed on September 25, 1995, effective November 6, 1995. Incorporated by reference as previously filed as an exhibit to Form 10K-SB for fiscal year ended March 31, 1996.
EX-2.2* Disclosure Statement and First Addendum to Disclosure Statement in above Bankruptcy Matter. Incorporated by reference as previously filed as an exhibit to Form 10K-SB for fiscal year ended March 31, 1996.
EX-3.1* Articles of Incorporation and Bylaws incorporated by reference to initial Registration Statement, Prospectus and Exhibits dated November 30, 1987, Commission File No. 33-16820-D.
EX-3.2* Articles of Amendment to Articles of Incorporation incorporated by reference to Exhibits filed under Form 10-KSB for fiscal year ended March 31, 1993, Commission file No. 33-16820-D.
EX-4.1* Designation of Class B Preferred Stock, incorporated by reference to Exhibits filed under Form IO-K for fiscal year ended March 31, 1991, Commission file No. 33-16820-D.
EX-10.1* Agreement dated March, 1995 between the Company, Liberty Capital Corporation, Richard Dick and William Soroka, approved by US Bankruptcy Court on April 11, 1995 for the spin off of Donis and change in control of the Company. Incorporated by reference as previously filed as an exhibit to Form 10K-SB for fiscal year ended March 31, 1996.
EX-10.2* Closing Agreement and Exhibits pertaining to closing of the Agreement, Exhibit 10.1, dated April 24, 1995. Incorporated by reference as previously filed as an exhibit to Form 10K-SB for fiscal year ended March 31, 1996.
EX-10.3* Lease Agreement dated effective May 1, 1995 between the Company and Liberty Capital Corp. pertaining to certain equipment. Incorporated by reference as previously filed as an exhibit to Form 10K-SB for fiscal year ended March 31, 1996.
EX-10.4 Description of Compensatory Plan adopted and set forth in Consent Minutes by the Board of Directors dated February 19, 1997.
EX-27      Financial Data Schedule.

* These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein

                       FINANCIAL STATEMENTS










                      TRAVIS INDUSTRIES, INC.

                       FINANCIAL STATEMENTS

                               and

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     March 31, 1997 and 1996

                     TRAVIS INDUSTRIES, INC.

                     March 31, 1997 and 1996

                   Index to Financial Statements

                                                     Page

Report of Independent Certified Public Accountants    F-3

Financial Statements:

     Balance Sheet                                    F-4

     Statements of Operations                         F-5

     Statement of Changes in Stockholders' (Deficit)  F-6

     Statements of Cash Flows                         F-7

Notes to Financial Statements                         F-8

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Travis Industries, Inc.


We have audited the balance sheet of Travis Industries, Inc. as of March 31, 1997 and the related statements of operations, changes in stockholders' (deficit) and cash flows for the two years ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Travis Industries, Inc. as of March 31, 1997 and the results of its operations, its changes in stockholders' (deficit) and its cash flows for the two years ended March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and is delinquent on payment of creditor liabilities including payroll taxes and creditor liabilities pursuant to the Company's plan of reorganization. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Schumacher & Associates, Inc.
Certified Public Accountants
12835 E. Arapahoe Road
Tower II, Suite 110
Englewood, CO 80112

January 5, 1998

                     TRAVIS INDUSTRIES, INC.

                          BALANCE SHEET
                         March 31, 1997

                              ASSETS
Current Assets
     Accounts receivable, net of allowance for
       doubtful accounts of $110,000               $       32,042
                                                   ______________
       Total Current Assets                                32,042

Furniture and equipment, net of accumulated
  depreciation of $250,397 (Note 2)                        35,927
Other assets                                               11,528
                                                           ______

  Total Assets	                                     $      79,497
                                                    =============

              LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
     Outstanding checks in excess of amounts
       reported by banks                            $       2,380
     Note payable, bank (Note 4)                           75,114
     Advances from related parties (Note 7)                54,650
     Accounts payable and accrued expenses (Note 4)       271,542
                                                     ____________
       Total Current Liabilities                          403,686

  Total Liabilities                                       403,686
                                                     ____________
Commitments and contingencies (Notes 3,4,5,6,7
 and 8)                                                        -

Stockholders' (Deficit):
     Redeemable preferred stock - $.0001 par
      value 100,000,000 shares authorized
      (Note 5):
       Series A, none issued and outstanding                   -
      Series B, 28,400,000 shares issued and
      outstanding, (liquidation amount of
      $710,000)                                           710,000
     Common stock - $.0001 par value,
      500,000,000 shares authorized;
      127,808,864 shares issued and
      outstanding (Note 6)                                 12,781
     Additional paid-in capital                         5,390,185
     Accumulated deficit                               (6,437,155)
                                                      ___________
       Total Stockholders' (Deficit)                    (324,189)
                                                      ___________

Total Liabilities and Stockholders' (Deficit)       $      79,497
                                                      ===========

The accompanying notes are an integral part of the financial statements.

                      TRAVIS INDUSTRIES, INC.

                      STATEMENTS OF OPERATIONS
                    For the Years Ended March 31

                                             1997          1996
                                             ____          ____
Sales                                 $  1,738,942   $  1,883,415

Cost of goods sold (exclusive of
depreciation shown separately
  below)                                 1,228,050      1,520,710
  Gross Profit                             510,892        362,705

Operating Expenses
  Depreciation                                28,888       55,474
  Bad debts                                   42,387       71,706
  Rent                                       109,148      138,410
  Salaries                                   216,632      254,780
  Stock issued for services                  162,500           -
  Consulting fees, related
   party (Note 7)                              2,400       32,100
  Other operating expenses                   235,981      227,079
                                      ______________  ___________
   Total Operating Expenses                  797,936      779,549
                                      ______________  ___________

Net Operating (Loss)                       (287,044)    (416,844)
                                      ______________  ___________

Other Income (Expenses)
  Interest and miscellaneous income           4,103        4,742
  Interest (expense)                        (21,446)     (14,168)
                                      _____________  ____________
   Total Other                              (17,343)      (9,426)

Net (Loss)                            $    (304,387) $  (426,270)
                                      _____________  ____________

Net (Loss) per Share                  $         nil  $        nil
                                      _____________  ____________

Weighted Average Shares Outstanding     122,933,864   116,293,364
                                      _____________  ____________


The accompanying notes are an integral part of the financial statements.


                                         TRAVIS INDUSTRIES, INC.

                               STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                                 From March 31, 1995 through March 31, 1997

                                                                                       Additional
                                           Preferred Stock - B       Common Stock       Paid-in    Accumulated
                                         No./Shares    Amount    No./Shares    Amount   Capital     (Deficit)      Total
                                        ___________   ______    ___________  _______   _________   ___________    _______
            Balance at March 31, 1995     28,400,000 $ 710,000   111,277,864 $ 11,128 $ 4,978,563 $ (5,706,498)  $  (6,807)
            Common stock issued                    -         -    10,031,000    1,003     249,772            -     250,775
            Net (loss) for the year ended          -         -             -        -           -     (426,270)   (426,270)
            March 31, 1996                __________  ________   ___________  _______   _________   ___________    ________
            Balance at March 31,1996      28,400,000   710,000   121,308,864   12,131    5,228,335   (6,132,768)  (182,302)
            Common stock issued                    -         -     6,500,000      650      161,850            -    162,500
            Net (loss) for the year ended          -         -             -        -           -     (304,387)   (304,387)
            March 31, 1997                __________  ________   ___________  _______   _________   ___________    _________
            Balance at March 31, 1997     28,400,000 $ 710,000   127,808,864 $ 12,781 $ 5,390,185 $ (6,437,155) $ (324,189)




                  The accompanying notes are an integral part of the financial statements.

                      TRAVIS INDUSTRIES, INC.

                      STATEMENTS OF CASH FLOWS
                     For the Years Ended March 31

                                                1997           1996
                                                _____          _____
Cash Flows from Operating Activities:
  Net income (loss)                       $   (304,387)   $  (426,270)
  Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities
      Depreciation                              28,888          55,474
      Stock issued for services                162,500               -
      Increase in accounts payable,
       accrued expenses and other                  634          90,270
      (Increase) decrease in accounts
       receivable                               72,030        (76,182)
                                                _______        _______
Net Cash (Used in) Operating
   Activities                                  (40,335)      (356,708)

Cash Flows from Investing Activities                 -               -
                                               _______        ________

Cash Flows from Financing Activities:
  Proceeds from notes payable                        -          89,429
  Repayment of notes payable                   (14,315)              -
  Advances from related parties                 54,650               -
  Proceeds from the issuance of
   common stock                                      -         250,775

Net Cash Provided by Financing
   Activities                                   40,335         340,204

(Decrease) in cash                                   -        (16,504)

Cash, beginning of year                              -          16,504

Cash, end of year                         $          -    $          -
                                          ____________    ____________
Interest paid                             $     21,446    $     14,168
                                          ____________     ___________
Income taxes paid                         $          -     $         -
                                           ___________      __________

The accompanying notes are an integral part of the financial statements.

                     TRAVIS INDUSTRIES, INC.

                  NOTES TO FINANCIAL STATEMENTS
                     March 31, 1997 and 1996

(1)	Summary of Significant accounting Policies

(a)	General

Travis Industries, Inc. (Travis), a Colorado corporation was incorporated on July 21, 1987. Travis is in the business of printing advertising materials and coupons and mailing them for its customers. During 1995, the Company filed a plan of reorgan-ization under Chapter XI of the United States Bankruptcy Court, which was approved by the Court. The return of the Series A preferred stock and the newly issued Series B preferred stock in exchange for outstanding debt, as described in Note 5, comprised a portion of the plan of reorganization. The Company's formerly owned subsidiary was also disposed of under the plan. Contemporaneous with the above items the Company issued common stock as described in Note 6 and had certain common stock returned to the Company. Certain assets were written down to estimated values at the time of the reorganization.
Under the plan of reorganization approximately $270,000 of debt was forgiven.

(b)	Revenue and Expense Recognition

The Company recognizes revenue when the goods are shipped and expenses when incurred.

(c)	Furniture and Equipment

Furniture and equipment is carried at cost less accumulated depreciation. The Company expenses maintenance costs and capitalizes significant betterments. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods. The estimated useful lives of assets range between 3 and 5 years.

(d)	Per Share Information

The per share information is presented based upon the weighted average number of shares outstanding.

                        TRAVIS INDUSTRIES, INC.

                        March 31, 1997 and 1996

(1)	Summary of Significant accounting Policies, Continued

(e)	Non-Monetary Transactions

The Company has exchanged services for non-monetary assets on a limited basis. Assets received in non-monetary transactions have been recorded at their fair value as of the date of the acquisition.

(f)	Use of Estimates in the Preparation of Financial Statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(g)	Geographic Area of Operations

The Company prints advertising materials principally in the United States of America. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty.

(h)	Income Taxes

The Company has approximately $1,000,000 of net operating loss carryovers which expire in years through 2012. A change in ownership of more than 50% of the Company may result in the inability of the Company to utilize the carryovers. As of March 31, 1997 the Company had deferred tax assets of approximately $200,000 related to net operating loss carryovers. A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryovers are uncertain.

                        TRAVIS INDUSTRIES, INC.

                         March 31, 1997 and 1996

(1)	Summary of Significant accounting Policies, Continued

(i)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company grants credit to various customers in the United States. The Company does not require collateral for its accounts receivable. As of March 31, 1997, the Company had no significant concentrations of credit risk.

(2)	Furniture and Equipment

Furniture and equipment consists principally of office and printing production equipment.

(3)	Delinquent Amounts Payable

As of March 31, 1997 the Company is delinquent on payments of various amounts to creditors including the Internal Revenue Service and creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations. See Note 8.

(4)	Note Payable

As of March 31, 1997 the Company had a note payable to a bank in the principal amount of $75,114. This note bears interest at 8.5% per annum, is collateralized by various assets of the Company including accounts receivable. This loan was being amortized over a 60 month period with monthly payments of $2,044. The final payment was due in November, 2001. As of March 31, 1997, the Company was delinquent on payments on this note, thereby causing the total balance to become due and payable. The balance was paid in full during July and August 1997.

(5)	Preferred Stock

The Series A preferred stock were returned to the Company and cancelled during the year ended March 31, 1995 as part of the spin-off of the Company's formerly wholly-owned subsidiary Donis Corporation, Inc.

                         TRAVIS INDUSTRIES, INC.

                         March 31, 1997 and 1996

(5)	Preferred Stock, Continued

Series B Preferred stock - voting, noncumulative, redeemable.
On December 31, 1991, 28,400,000 shares of Series B preferred stock was issued to three major shareholders in exchange for $710,000 of outstanding loans. There was no gain or loss on extinguishment of debt.

Beginning January 1, 1994 dividends are payable at the rate of prime rate plus 4% times $710,000 when and if declared by the Board of Directors.

Cumulative dividends in the amount of $276,900 are in arrears as of March 31, 1997. The Series B stock is convertible into common stock only at the option of the Company at $.125 per share. The Series B stock is stated at its redemption price which is cost and is redeemable at the discretion of the Company upon 30 days written notice to the holder. The preference on liquidation is equal to $.125 per share for the total of $710,000.

(6)	Common Stock

The Company during the year ended March 31, 1996 issued 10,031,000 shares of its common stock for $250,775. During the year ended March 31, 1997 the Company issued 6,500,000 shares of its common stock for services valued at $162,500. Of these shares, 1,800,000 were issued to three individuals for public relations, promotion and marketing efforts. For legal services, the Company issued 3,000,000 shares. As a bonus to an employee, 1,500,000 shares were issued. In addition, this employee also was granted an option to purchase an additional 1,500,000 shares at $.025 per share during the six month period which commenced in February 1998. An additional 200,000 shares were issued to an individual in lieu of salary. All of the shares were valued by the Company's Board of Directors at $.025 per share.

(7)	Related Party Transactions

During the years ended March 31, 1997 and 1996 the Company paid $2,400 and $32,100, respectively, for consulting fees to Liberty Capital, Inc. (Liberty) a company owned by officers of Travis. The Company also acquired certain equipment from Liberty for $18,000 during the year ended March 31, 1996. The Company paid or accrued $1,400 per month for certain printing equipment owned by Liberty and used by Travis.

                         TRAVIS INDUSTRIES, INC.

                       March 31, 1997 and 1996

(7)	Related Party Transactions, Continued

As of March 31, 1997 the Company owed $54,650 to related parties for advances received and for accrued equipment rental expenses. Subsequent to March 31, 1997 the Company received additional advances from related parties totaling approximately $202,746. The advances had no written repayment terms and did not bear interest. Subsequent to March 31, 1997 the Company issued 15,706,380 shares of common stock as repayment of the total advances payable to Liberty. The shares were valued by the Company's Board of Directors at $.015 per share. In addition, on May 1, 1997 Liberty transferred the equipment it had been leasing to the Company to the Company and forgave the back payments due on the lease totaling $23,200 in exchange for 4,640,000 shares of the Company's common stock. The shares were valued by the Company's Board of Directors at $.015 per share. The equipment was valued at $42,800.

(8)	Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring operating losses, has a net capital deficiency, and is delinquent on payment of payroll taxes and creditor liabilities pursuant to the an of reorganization. Management is attempting to raise additional capital and attempting to complete a business combination.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRAVIS INDUSTRIES, INC.

 Date:   MARCH 25, 1998	                  By: /s/ STEPHEN E. CAYOU
                                             Stephen E. Cayou
                                             President, Chief Executive
                                             Officer, and Chairman of the
                                             Board of Directors

Date:   MARCH 25, 1998	                    By: /s/  JEFFREY R. SKINNER
                                             Jeffrey R. Skinner,
                                             Chief Financial Officer,
Treasurer, Secretary and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                         TRAVIS INDUSTRIES, INC.

Date:  MARCH 25, 1998	                    By:  /s/ STEPHEN E. CAYOU
                                           Stephen E. Cayou
                                           Board Member

Date:  MARCH 25, 1998	                    By:  /s/ JEFFREY R. SKINNER
                                           Jeffrey R. Skinner
                                           Board Member

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

For information forwarded to securities holders of the Company during the period covered by this Report, see the Exhibit Index of this Report. Any other proxy or information statements forwarded to stockholders will be forwarded to the Securities and Exchange Commission on the date such information is forwarded to stockholders.

                         EXHIBIT INDEX
Exhibit No.	 Description
EX-2.1* Plan of Reorganization and First Addendum to Plan of Reorganization, Chapter 11 Case No. BK94-81544, US Bankruptcy Court District of Nebraska, confirmed on September 25, 1995, effective November 6, 1995. Incorporated by reference as previously filed as an exhibit to Form 10K-SB for fiscal year ended March 31, 1996.

EX-2.2* Disclosure Statement and First Addendum to Disclosure Statement in above Bankruptcy Matter. Incorporated by reference as previously filed as an exhibit to Form 10K-SB for fiscal year ended March 31, 1996.

EX-3.1* Articles of Incorporation and Bylaws incorporated by reference to initial Registration Statement, Prospectus and Exhibits dated November 30, 1987, Commission File No. 33-16820-D.

EX-3.2* Articles of Amendment to Articles of Incorporation incorporated by reference to Exhibits filed under Form 10-KSB for fiscal year ended March 31, 1993, Commission file No. 33-16820-D.

EX-4.1* Designation of Class B Preferred Stock, incorporated by reference to Exhibits filed under Form IO-K for fiscal year ended March 31, 1991, Commission file No. 33-16820-D.

EX-10.1* Agreement dated March, 1995 between the Company, Liberty Capital Corporation, Richard Dick and William Soroka, approved by US Bankruptcy Court on April 11, 1995 for the spin off of Donis and change in control of the Company. Incorporated by reference as previously filed as an exhibit to Form 10K-SB for fiscal year ended March 31, 1996.

EX-10.2* Closing Agreement and Exhibits pertaining to closing of the Agreement, Exhibit 10.1, dated April 24, 1995. Incorporated by reference as previously filed as an exhibit to Form 10K-SB for fiscal year ended March 31, 1996.

EX-10.3* Lease Agreement dated effective May 1, 1995 between the Company and Liberty Capital Corp. pertaining to certain equipment. Incorporated by reference as previously filed as an exhibit to Form 10K-SB for fiscal year ended March 31, 1996.

EX-10.4 Description of Compensatory Plan adopted and set forth in Consent Minutes by the Board of Directors dated February 19,1997.

EX-27     Financial Data Schedule.

* These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein.