Form 10QSB
period 1997-06-30
TRAVIS INDUSTRIES INC
filed 1998-04-01
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended           June 30, 1997
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

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

                                     None
(Former name, former address and former fiscal year, if changed since last report.)

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

                                 [ X ] Yes   [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1997, Registrant had 127,808,864 shares of common stock, no par value, outstanding.

                      				          INDEX

                                                               Page
                                                              Number

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheet as of June 30, 1997                2

               Statements of Operations, Three Months
                 Ended June 30, 1997 and 1996                   3

               Statements of Cash Flows, Three Months
                 Ended June 30, 1997 and 1996                   4

               Notes to Financial Statements                    5

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     6

Part II.  Other Information                                     7

                      TRAVIS INDUSTRIES, INC.

                          BALANCE SHEET
                          June 30, 1997
                           (Unaudited)
Current Assets
    Accounts receivable, net of allowance for
      doubtful accounts of $117,999                $           43,777
                                        								   __________________
      Total Current Assets                                     43,777

Furniture and equipment, net of accumulated
  depreciation of $257,619                                     28,705
Other assets                                                   11,528
                                       								    __________________
  Total Assets                                     $           84,010
                                       								    __________________

Current Liabilities
    Outstanding checks in excess of amounts
     reported by banks                             $             6,913
    Note payable                                                72,114
    Advances from related party                                 32,850
    Accounts payable and accrued expenses                      301,553
                                        								    __________________
      Total Current Liabilities                                413,430
                                        								    __________________
  Total Liabilities                                            413,430
                                                    __________________
Commitments and contingencies (Notes 2)                              -

Stockholders' Equity:
    Redeemable preferred stock - $.0001 par
     value 100,000,000 shares authorized:
     Series A, none issued and outstanding                           -
     Series B, 28,400,000 shares issued and
     outstanding, (liquidation amount of
     $710,000)                                                 710,000
    Common stock - $.0001 par value,
     500,000,000 shares authorized;
     127,808,864 shares issued and
     outstanding                                                 12,781
    Additional paid-in capital                                5,390,185
    Accumulated deficit                                      (6,442,386)
                                                   ____________________
      Total Stockholders' (Deficit)                            (329,420)
                                                    ___________________
Total Liabilities and Stockholders' (Deficit)      $             84,010
                                                   ____________________

The accompanying notes are an integral part of the financial statements.

                     TRAVIS INDUSTRIES, INC.

                     STATEMENTS OF OPERATIONS

               For the Three Months Ended June 30
                           (Unaudited)

                                                 1997             1996
Sales                                   $      601,585    $     442,884

Cost of goods sold (exclusive of
    depreciation shown separately
    below)                                     455,222          322,890
                              						     _____________     ____________
  Gross Profit                                 146,363          119,994
                              						     _____________     ____________
Operating Expenses
    Depreciation                                 7,222            7,222
    Bad debts                                   12,440                -
    Rent                                        21,500           29,216
    Salaries                                    51,004           65,255
    Other operating expenses                    56,917            6,787
                              						     _____________     ____________
     Total Operating Expenses                  149,083           48,480
                              						     _____________     ____________
Net Operating (Loss)                            (2,720)         (28,486)

Other Income (Expenses)
    Interest and miscellaneous
     income                                      2,791            9,158
    Interest (expense)                          (5,303)               -
                               						     _____________     ____________
     Total Other                                (2,512)           9,158
                              						     _____________     _____________
Net (Loss)                               $      (5,232)   $     (19,328)
                              						     _____________     ____________
Net (Loss) per Share                     $         nil    $         nil
                              						     _____________     ____________
Weighted Average Shares Outstanding        127,808,864       121,308,864
                              						     _____________     ____________



The accompanying notes are an integral part of the financial statements.

                     TRAVIS INDUSTRIES, INC.

                    STATEMENTS OF CASH FLOWS

               For the Three Months Ended June 30
                           (Unaudited)


                                                  1997           1996
Cash Flows from Operating Activities:
    Net (loss)                           $	     (5,232)   $	   (19,328)
    Adjustments to reconcile net
     income (loss) to net cash used
     in operating activities
        Depreciation                             7,222           7,222
        (Decrease) in accounts payable,
         accrued expenses and other             (3,891)        (11,110)
        Decrease in accounts
         receivable                             11,735          23,216
                             						      _____________    ____________
    Net Cash Provided by Operating
     Activities                                   9,834              -
                              						      _____________    ____________
Cash Flows from Investing Activities                  -              -
                              						      _____________    ____________
Cash Flows from Financing Activities:
    Repayment of Note Payable and
     Advances                                    (9,834)              -
                              						      _____________    ____________
    Net Cash (Used by) Financing
     Activities                                  (9,834)              -
                              						      _____________    ____________
Increase in cash                                      -               -

Cash, beginning of period                             -               -
                              						      _____________    ____________
Cash, end of period                      $            -    $          -
                              						      _____________    ____________
Interest paid                            $            -    $          -
                              						      _____________    ____________
Income taxes paid                        $            -    $          -
                                          _____________    ____________



   The accompanying notes are an integral part of the financial statements.

                     TRAVIS INDUSTRIES, INC.

                  NOTES TO FINANCIAL STATEMENTS
                    June 30, 1997 (Unaudited)


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

(3) Subsequent Events

    Subsequent to June 30, 1997 the Company issued approximately
    20,346,380 shares of the Company's common stock to related parties for debt forgiveness and certain printing equipment.

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

The Company generated operating revenues of approximately $601,585 and $442,884 with cost of goods sold of approximately $455,222 and $322,890 during the quarter ended June 30, 1997 and 1996 respectively, and incurred operating expenses of approximately $149,083 and $148,480, respectively. The Company had a net loss of $5,232 during the quarter ended June 30, 1997 as compared to a net loss of $19,328 during the quarter ended June 30, 1996.

The Company had liabilities in excess of assets at June 30, 1997 of $329,420.

At June 30, 1997, the Company had no material commitments for capital expenditures.

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



                             Travis Industries, Inc.



Date:  MARCH 31, 1998       By: JEFFREY R. SKINNER, CFO