Form 10QSB
period 1997-09-30
TRAVIS INDUSTRIES INC
filed 1998-04-01
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended           September 30, 1997

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

                                 [ X ] Yes   [  ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1997, Registrant had 127,808,864 shares of common stock, no par value, outstanding.

                               						INDEX

                                                               Page
                                                              Number

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheet as of September 30, 1997            2

               Statements of Operations, Three Months
                 Ended September 30, 1997 and 1996               3

               Statements of Operations, Six Months
                 Ended September 30, 1997 and 1996               4

               Statements of Cash Flows, Three Months
                 Ended September 30, 1997 and 1996               5

               Statements of Cash Flows, Six Months
                 Ended September 30, 1997 and 1996               6

               Notes to Financial Statements                     7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                      8

Part II.  Other Information                                      9

                     TRAVIS INDUSTRIES, INC.

                          BALANCE SHEET
                        September 30, 1997
                           (Unaudited)
Current Assets
    Accounts receivable, net of allowance for
      doubtful accounts of $125,999                       		$       40,959
                                                  										______________
      Total Current Assets                                          40,959

Furniture and equipment, net of accumulated
  depreciation of $264,841                                          21,484
Other assets                                                        11,528
                                                  										______________
  Total Assets                                             	$       73,971


Current Liabilities
    Outstanding checks in excess of amounts
     reported by banks                                    		$       12,810
    Advances from related party                                    127,964
    Accounts payable and accrued expenses                          307,862
                                                  										______________
      Total Current Liabilities                                    448,636
 									                                                 	______________
  Total Liabilities                                                448,636
                                                  										______________
Commitments and contingencies (Notes 2)                                  -

Stockholders' Equity:
    Redeemable preferred stock - $.0001 par
     value 100,000,000 shares authorized:
     Series A, none issued and outstanding                               -
     Series B, 28,400,000 shares issued and
     outstanding, (liquidation amount of
     $710,000)                                                     710,000
    Common stock - $.0001 par value,
     500,000,000 shares authorized;
     127,808,864 shares issued and
     outstanding                                                    12,781
    Additional paid-in capital                                   5,390,185
    Accumulated deficit                                         (6,487,631)										______________
                                                  										______________
      Total Stockholders' (Deficit)                               (374,665)
                                                  										______________
Total Liabilities and Stockholders' (Deficit)           $            73,971

The accompanying notes are an integral part of the financials statements.                     TRAVIS INDUSTRIES, INC.

                     STATEMENTS OF OPERATIONS

            For the Three Months Ended September 30
                           (Unaudited)

                                                 1997              1996
Sales                                         $   	  506,186    $     425,968

Cost of goods sold (exclusive of
    depreciation shown separately
    below)                                           417,625          271,204
                                					         		_____________     ____________
  Gross Profit                                        88,561          154,764
                                         							_____________    	____________

Operating Expenses
    Depreciation                                       7,222            7,222
    Bad debts                                          8,000                -
    Rent                                              21,500           29,217
    Salaries                                          45,779           58,331
    Other operating expenses                          47,341           65,210
                                        							_____________	    ____________
     Total Operating Expenses                        129,842          159,980
                                        							_____________	    ____________
Net Operating (Loss)                                (41,281)          (5,216)

Other Income (Expenses)
    Interest and miscellaneous
     income                                            741           18,227
    Interest (expense)                              (4,704)          (2,907)
                                       							_____________	   ____________
     Total Other                                    (3,963)          15,320
						                                       	_____________	   ____________
Net (Loss)                                   $      (45,244)   $      10,104
						                                      	 _____________	   ____________
Net (Loss) per Share                         $          nil    $         nil
						                                       	_____________	   ____________
Weighted Average Shares Outstanding             127,808,864      121,308,864
                                       							_____________	   ____________


   The accompanying notes are an integral part of the financial statements.

                       TRAVIS INDUSTRIES, INC.

                      STATEMENTS OF OPERATIONS

             For the Six Months Ended September 30
                           (Unaudited)

                                                  1997               1996
Sales                                         $	1,107,771     $ 	  868,852

Cost of goods sold (exclusive of
    depreciation shown separately
    below)                                        872,847           594,094
                              						          ___________	     ____________
  Gross Profit                                    234,924           274,758

Operating Expenses
    Depreciation                                   14,444            14,444
    Bad debts                                      20,440                 -
    Rent                                           43,000            58,433
    Salaries                                       96,783           123,586
    Other operating expenses                      104,258           111,997
                              						        _____________	     ____________
     Total Operating Expenses                     278,925           308,460
                              						        _____________	     ____________
Net Operating (Loss)                              (44,001)          (33,702)

Other Income (Expenses)
    Interest and miscellaneous
     income                                         3,532            27,385
    Interest (expense)                            (10,007)           (2,907)
                              						      _______________	     ____________
     Total Other                                   (6,475)           24,478
                              						      _______________	     ____________
Net (Loss)                               $        (50,476)	$        (9,224)
                              						      _______________	     ____________
Net (Loss) per Share                     $            nil   $           nil
                              						      _______________	     ____________
Weighted Average Shares Outstanding           127,808,864  	    121,308,864

  The accompanying notes are an integral part of the financial statements.

                    		TRAVIS INDUSTRIES, INC.

	            		      STATEMENTS OF CASH FLOWS

          	  For the Three Months Ended September 30
                       	    (Unaudited)


                                                    1997            1996
Cash Flows from Operating Activities:
    Net (loss)                            	 $     (45,244)      $	  10,104

    Adjustments to reconcile net
     income (loss) to net cash used
     in operating activities
        Depreciation                                7,222            7,222
        Increase in accounts payable,
         accrued expenses and other                25,841           12,596
        (Increase) in accounts
         receivable                               (20,653)         (29,922)
                              						          ____________	    ____________
    Net Cash Provided by Operating
     Activities                                   (32,834)               -
						                                     _______________	    ____________
Cash Flows from Investing Activities                    -                -
						                                     _______________	    ____________
 Cash Flows from Financing Activities:
    Repayment of Notes Payable                    (62,280)               -
    Advances from related party                    95,114                -
						                                     _______________	    ____________
    Net Cash (Used by) Financing
     Activities                                    32,834                -

Increase in cash                                        -                -

Cash, beginning of period                               -                -
                              						      _______________	   ____________
Cash, end of period                      $              -    $           -
                              						      _______________	   ____________
Interest paid                            $              -    $           -
                              						      _______________	   ____________
Income taxes paid                        $              -    $           -
						                                    _______________	   ____________



The accompanying notes are an integral part of the financial statements.                    TRAVIS INDUSTRIES, INC.

                     STATEMENTS OF CASH FLOWS

             For the Six Months Ended September 30
                           (Unaudited)


                                                  1997              1996
Cash Flows from Operating Activities:
    Net (loss)                           $       (50,476)	   $	  (9,224)
    Adjustments to reconcile net
     income (loss) to net cash used
     in operating activities
        Depreciation                              14,444            14,444
        Increase in accounts payable,
         accrued expenses and other               21,950             1,486
        (Increase) in accounts
         receivable                               (8,918)           (6,706)
                              						      _______________	     ____________
    Net Cash Provided by Operating
     Activities                                  (23,000)                 -
                               						     _______________	     ____________
Cash Flows from Investing Activities                    -                 -
                              						      _______________	     ____________
Cash Flows from Financing Activities:
    Repayment of Notes Payable                    (72,114)                -
    Advances from related party                    95,114                 -
                              						      _______________	     ____________
    Net Cash (Used by) Financing
     Activities                                    23,000                 -
                              						      _______________	     ____________
Increase in cash                                        -                 -

Cash, beginning of period                               -                 -
                              						      _______________	     ____________
Cash, end of period                      $              -    $            -
						                                    _______________	     ____________
Interest paid                                       2,700    $            -
                              						      _______________	     ____________
Income taxes paid                        $              -    $            -
                             						      _______________	      ____________




The accompanying notes are an integral part of the financial statements.

                     TRAVIS INDUSTRIES, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  September 30, 1997 (Unaudited)

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

(3) Subsequent Events

    Subsequent to September 30, 1997 the Company issued approximately 20,346,380 shares of the Company's common stock to related parties for debt forgiveness and certain printing equipment.

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

The Company generated operating revenues of approximately $506,186 and $425,968 with cost of goods sold of approximately $417,625 and $271,204 during the quarter ended September 30, 1997 and 1996 respectively, and incurred operating expenses of approximately $129,842 and $159,980, respectively. The Company had a net loss of $45,244 during the quarter ended September 30, 1997 as compared to a net income of $10,104 during the quarter ended September 30, 1996.

The Company generated operating revenues of approximately $1,107,771 and $868,852 with cost of goods sold of approximately $872,847 and $594,094 during the nine months ended September 30, 1997 and 1996 respectively, and incurred operating expenses of approximately $278,925 and $308,460, respectively. The Company had a net loss of $50,476 during the six month period ended September 30, 1997 as compared to a net loss of $9,224 during the six month period ended September 30, 1996.

The Company had liabilities in excess of assets at September 30, 1997 of $374,665.

At September 30, 1997, the Company had no material commitments for capital expenditures.

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



                                 Travis Industries, Inc.



Date  MARCH 31, 1998             By:  JEFFREY R. SKINNER