Form 10QSB
period 1997-12-31
TRAVIS INDUSTRIES INC
filed 1998-04-01
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

	                      UNITED STATES
	              SECURITIES AND EXCHANGE COMMISSION
	                    WASHINGTON, D.C.  20549

	                        FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended           December 31, 1997
or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

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

	            APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 1997, Registrant had 127,808,864 shares of common stock, no par value, outstanding.

	                                   INDEX

    	                                                          Page
                                                               Number

Part I.  	Financial Information

Item I.	Financial Statements

Balance Sheet as of December 31, 1997                             2

Statements of Operations, Three Months
  Ended December 31, 1997 and 1996                                3

Statements of Operations, Nine Months
  Ended December 31, 1997 and 1996	                               4

Statements of Cash Flows, Three Months
  Ended December 31, 1997 and 1996                                5

Statements of Cash Flows, Nine Months
  Ended December 31, 1997 and 1996                                6

Notes to Financial Statements	                                    7

Item 2.	Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                            8

Part II.  Other Information                                       9

                       TRAVIS INDUSTRIES, INC.

                           BALANCE SHEET
                         December 31, 1997
                             (Unaudited)
Current Assets
Accounts receivable, net of allowance for
  doubtful accounts of $110,000                            $     25,991
                                                           ____________
  Total Current Assets                                           25,991

Furniture and equipment, net of accumulated
  depreciation of $272,063                                       14,262
Other assets                                                     11,528
                                                           ____________
  Total Assets                                              $    51,781


Current Liabilities
Outstanding checks in excess of amounts
 reported by banks                                          $       369
Advances from related party                                     179,894
Accounts payable and accrued expenses                           316,659
                                                           ____________
  Total Current Liabilities                                     496,922
                                                           ____________
  Total Liabilities                                             496,922

Commitments and contingencies (Notes 2)                               -

Stockholders' Equity:
Redeemable preferred stock - $.0001 par
 value 100,000,000 shares authorized:
 Series A, none issued and outstanding                                -
 Series B, 28,400,000 shares issued and
 outstanding, (liquidation amount of
 $710,000)                                                      710,000
Common stock - $.0001 par value,
 500,000,000 shares authorized;
 127,808,864 shares issued and
 outstanding                                                     12,781
Additional paid-in capital                                    5,390,185
Accumulated deficit                                          (6,558,107)
                                                           ______________
  Total Stockholders' (Deficit)                                (445,141)
                                                            _____________
Total Liabilities and Stockholders' (Deficit)              $     51,781

The accompanying notes are an integral part of the financial statements.

	                    TRAVIS INDUSTRIES, INC.

                         STATEMENTS OF OPERATIONS

                    For the Three Months Ended December 31
                               (Unaudited)

                                               1997             1996
Sales                                    $     595,010     $   421,036

Cost of goods sold (exclusive of
depreciation shown separately
below)                                         514,025         295,649
                                         _____________     ___________
  Gross Profit                                  80,985         125,387
                                         _____________     ___________
Operating Expenses
Depreciation                                     7,222           7,222
Rent                                            21,500          29,215
Salaries                                        65,801          50,747
Other operating expenses                        53,124          58,709
                                         _____________      __________
 Total Operating Expenses         		           147,647         145,893
                        						           _____________      __________
Net Operating (Loss)                           (66,662)        (20,506)
                              						     _____________	      __________

Other Income (Expenses)
Interest and miscellaneous
 income                                               -           (655)
Interest (expense)                               (3,814)          (172)
                                   						 ______________   	___________
 Total Other                                     (3,814)          (827)
                               						     _____________      ___________
Net (Loss)                               $      (70,476)  $    (21,333)
                              						     ______________	     ___________
Net (Loss) per Share                     $          nil   $        nil
                              						     ______________	    ____________
Weighted Average Shares Outstanding         127,808,864    	 121,308,864



The accompanying notes are an integral part of the financial statements.

                    				TRAVIS INDUSTRIES, INC.

                   				STATEMENTS OF OPERATIONS

               			For the Nine Months Ended December 31
                         					(Unaudited)

                          						    		   1997    		      1996
Sales						                      $     1,702,781 	$   1,289,888

Cost of goods sold (exclusive of
     depreciation shown separately
     below)                            1,386,872 		     889,743
                          							_______________	   ___________
  Gross Profit	                          315,909 	     	400,145
                          							_______________	   ___________
Operating Expenses
     Depreciation						                   21,666  		      21,666
     Rent								                         64,500 		       87,648
     Salaries							                     162,584     	  	174,333
     Other operating expenses				        177,822 		      170,706
					               		           _______________	     __________
      Total Operating Expenses		     		  426,572 	      	454,353
                          							_______________	     __________
Net Operating (Loss)				              	 (110,663)	      	(54,208)
							                          _______________	     __________
Other Income (Expenses)
     Interest and miscellaneous
       income		 					                      3,019           26,730
     Interest (expense)					             (13,308)		        (3,079)
                          							_______________	      __________
      Total Other			                 			 (10,289)	       	 23,651
                          							_______________	      __________
Net (Loss)	                      $						(120,952)	    $	  (30,557)
                          							_______________	      __________
Net (Loss) per Share 					       $           	nil 	   $       nil
                           							_______________	     __________
Weighted Average Shares Outstanding   127,808,864 	   121,308,864


The accompanying notes are an integral part of the financial statements.

                         				TRAVIS INDUSTRIES, INC.

                        				STATEMENTS OF CASH FLOWS

                   			For the Three Months Ended December 31
                              					(Unaudited)


                                   			  					  1997              		 1996
Cash Flows from Operating Activities:
	Net (loss)				                         $		   (70,476)     	$     	(21,333)
	Adjustments to reconcile net
 	income (loss) to net cash used
 	in operating activities
    		Depreciation				                          7,222 		              7,222
    		(Decrease) in accounts payable,
	       accrued expenses and other	          	 (3,645)	            	(11,064)
    		Decrease in accounts
	       receivable					                         14,969 	            	 25,175
                                  							_____________	           __________
	Net Cash (Used by) Operating
 	 Activities					                            	(51,930)	                 		-
                                  							_____________	           __________
Cash Flows from Investing Activities		              	-                  			-
                                  			 			_____________	           __________
Cash Flows from Financing Activities:
	Advances from related party			                  51,930 		                 	-
                                   							_____________	          __________
Net Cash Provided by Financing
 Activities							                               51,930 		                	-
                                   							_____________	           __________
Increase in cash						                               	- 		                 	-
                                   							_____________	           __________
Cash, beginning of period				                        	-                  			-
                                   							_____________	           __________
Cash, end of period			                   	$	         	- 	          $      		-
                                   							_____________	           __________
Interest paid				                        	$       	  	- 	          $      172
 						                                  	_____________	            __________
Income taxes paid				                     $         		-            $	      	-
                                   							_____________	            __________



   The accompanying notes are an integral part of the financial statements.


                       				TRAVIS INDUSTRIES, INC.

                   			     STATEMENTS OF CASH FLOWS

                   			For the Nine Months Ended December 31
                                					(Unaudited)


                                       								1997              		1996
Cash Flows from Operating Activities:
	     Net (loss)				    	                 $     (120,952)  	$    (30,557)
     	Adjustments to reconcile net
 	     income (loss) to net cash used
 	     in operating activities
    		    Depreciation			                         21,666        		21,666
    		    Increase (decrease) in accounts
     		    payable, accrued expenses and
    		     other				                              18,305 	       	(9,578)
    		    Decrease in accounts
     		    receivable				                          6,051        		18,469
							                                      ___________		   ____________
	      Net Cash (Used by) Operating
 	       Activities				                          (74,930)		             -
                                      							___________		   ____________
Cash Flows from Investing Activities             		    - 	        	     -
                                     							_ __________    		____________
Cash Flows from Financing Activities:
    	Repayment of Notes Payable		                (72,114)		              -
    	Advances from related party		               147,044 		              -
                                      							___________	    	 ____________
	    Net Cash Provided by Financing
 	    Activities				                              74,930           		     -
                                         				___________	     	____________
Increase in cash			                      			           -		 	              -
                                      							___________		     ____________
Cash, beginning of period				                          -			               -
                                      							___________		     ____________
Cash, end of period				                     $          -      	$          -
					                                      		___________	     	____________
Interest paid					                          $     	    -      	$	     3,079
                                      							___________		     ____________
Income taxes paid				                      	$	         -      	$	         -
                                      							___________		     ____________



The accompanying notes are an integral part of the financial statements.

                     				TRAVIS INDUSTRIES, INC.

                			   NOTES TO FINANCIAL STATEMENTS
                   				December 31, 1997 (Unaudited)

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

Subsequent to December 31, 1997 the Company issued approximately 20,346,380 shares of the Company's common stock to related parties for debt forgiveness and certain printing equipment.

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

The Company generated operating revenues of approximately $595,010 and $421,036 with cost of goods sold of approximately $514,025 and $295,649 during the quarter ended December 31, 1997 and 1996 respectively, and incurred operating expenses of approximately $147,647 and $145,893, respectively. The Company had a net loss of $70,476 during the quarter ended December 31, 1997 as compared to a net loss of $21,333 during the quarter ended December 31, 1996.

The Company generated operating revenues of approximately $1,702,781 and $1,289,881 with cost of goods sold of approximately $1,386,872 and $889,743 during the nine months ended December 31, 1997 and 1996 respectively, and incurred operating expenses of approximately $426,572 and $454,353, respectively. The Company had a net loss of $120,952 during the nine month period ended December 31, 1997 as compared to a net loss of $30,557 during the nine month period ended December 31, 1997.

The Company had liabilities in excess of assets at December 31, 1997 of $445,141.

At December 31, 1997, the Company had no material commitments for capital expenditures.

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



                                    Travis Industries, Inc.



Date  March 31, 1998               	By: JEFFREY R. SKINNER, CFO, Director