Form 10QSB/A
period 1997-09-30
TRAVIS INDUSTRIES INC
filed 1998-04-02
CIK 820901

FORM 10-QSB/A - Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB/A

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



                                 Travis Industries, Inc.



Date  APRIL 2, 1998             By:  JEFFREY R. SKINNER