Form 10KSB
period 1998-03-31
TRAVIS INDUSTRIES INC
filed 1998-07-17
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1998	 Commission file No. 33-16820-D

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                               TRAVIS INDUSTRIES, INC.
         (Exact name of small business issuer as specified in its charter)

                     Colorado           	         84- 1063149
            (State or other jurisdiction of	(I.R.S. Employer
             incorporation or organization)	Identification No.)


          3415 W. Broadway Council Bluffs. Iowa         	51501
          (Address of principal executive offices)	    (Zip Code)

                                 (712) 328-3040
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: 	None

Securities registered pursuant to Section 12(g) of the Act:	None

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

State Issuer's revenues for its most recent fiscal year:       $ 2,192,755.

On July 1, 1998, the Registrant had 135,054,067 shares of common voting stock held by non-affiliates. The Aggregate market value of shares of common stock held by non-affiliates was $2,566.027 on this date. This valuation is based upon the average low bid price for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD").

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

                  Yes  [  X  ]         No   [   ]

              APPLICABLE ONLY TO CORPORATE REGISTRANTS

On July 1, 1998, the issuer had 216,184,655 shares of its $0.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes_; No X .


                                   PART I

Item 1 - Business

General Development of the Business

Travis Industries, Inc. (the "Company") was organized under the laws of the State of Colorado on July 21, 1987, under the name "Travis Investments, Inc."
On June 3, 1988, the Company completed an initial public offering of 2,500,000 Units consisting of shares of common stock, Class A and Class B common stock Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission and a Prospectus dated November 30, 1987.
The Company was structured as a Blank Check public company to acquire business opportunities by purchase or reverse acquisition. Its Class A and Class B common stock Purchase Warrants contained in the Units expired on May 31, 1995 and no other common stock purchase warrants are outstanding.

The Company has authorized 500,000,000 shares of $0.0001 par value common stock. The Company also has issued and outstanding 28,400,000 shares of Series B Preferred, face value $710,000. The Series B Preferred is voting, noncumulative, redeemable and convertible at the option of the Company into shares of common stock for $.125 per share at face value plus accrued dividends. No dividends have been declared or have accrued to date.

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

Following the filing of its Bankruptcy Petition, in December of 1994, the Company signed a letter of intent with Liberty Capital Corporation, a Colorado corporation ("Liberty Capital") which provided for: (i) a cash infusion of $100,000 in post-petition debt, (ii) the spin-off of Donis Corporation, its then wholly owned subsidiary, to its former owners and a change in control of the Company; and (iii) through the transfer of certain assets and assumption of certain liabilities in connection with the referenced spin-off of Donis, the accomplishment of a major capital restructuring of the Company including the retirement and cancellation of the common and preferred shares owned by the then major stockholders of the Company.

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

The Company's Plan of Reorganization as approved by the Bankruptcy Court, provides for payment in full in installments of the allowed amounts of any perfected secured claims and certain priority claims. All claims of Victoria Tribble, the wife of Peter D. Hobbs, Sr. the former CEO of the Company, under an equipment lease and other matters set forth in an adversary proceeding filed in the Bankruptcy Case, were settled and certain amounts were paid in common stock and in cash on confirmation of the Plan of Reorganization. The claims of essential trade creditors was scheduled to be paid in eight quarterly payments of 6.25% of the allowed amount of such claim (an aggregate 50% payout) commencing on the Effective Date of the Plan of Reorganization. The claims of general creditors were to be paid in one lump sum payment of 10% of the allowed amount of each claim or two annual payments of 5%, one on February 1, 1996 and the second on February 1, 1997. As of March 31, 1998, the Company was in arrears on certain of these payments (See Notes l (a) and 3 to Financial Statements).

Liberty was issued 40,000,000 shares of common stock in satisfaction of its $100,000 post petition claim. A certain amount of these shares were distri-buted to shareholders and investors in Liberty. Additionally, the Plan of Reorganization provided for a stock offering of up to $300,000 in common stock at $0.025 per share. The Company raised $250,775 in gross proceeds pursuant to this offering and issued 10,031,000 shares of its common stock to certain investors in the offering. In both cases, the shares of common stock were issued pursuant to the exemption from registration under the federal securities laws provided by Bankruptcy Code Section 1145 (a)(1) or 1145 (a)(2) and were, as such, free trading.

There remains outstanding 28,400,000 shares of Series B Preferred Stock in the face amount of $710,000, which, commencing January 1, 1994, accrues dividends at the rate of prime plus 4%, when and if declared by the Company. As of March 31, 1997 cumulative dividends of $276,900 are in arrears. (See: Note 4 to Financial Statements - Preferred Stock).

As of March 31, 1997, the Company owed Liberty $54,650 for cash advances and accrued but unpaid equipment lease payments. On May 1, 1997, the Company agreed to repay $23,200 in lease payments and purchase the equipment for $42,800 in stock and further granted Liberty the option to convert future cash advances into common stock at $0.015 per share through May 1, 1998. During fiscal 1998, Liberty advanced an additional $202,746 in cash. During fiscal 1998 all amounts owing Liberty including the equipment purchase price totalling approximately $305,195 were converted into 20,346,380 restricted shares of common stock of the Company at $0.015 per share.

On May 1, 1998, pursuant to a Change in Control Agreement, Messrs. Cayou and Skinner resigned as officers and directors of the Company, received certain indemnifications and other protections, assurances and severance payments and appointed Mr. Thomas P. Raabe and Mr. Fred C. Boethling to the board of directors. Mr. Skinner was reappointed to the board of directors as representative of outgoing management to serve until the upcoming annual shareholders meeting. Pursuant to the Change in Control Agreement, Mr. Raabe and Mr. Boethling have come on board as directors and executive officers to take the following steps: (i) attempt a turn around of current operations; and
(ii) derive a strategic corporate financial and operating plan to enhance shareholder value through internal growth and expansion, acquisition of direct mail and printing businesses and by pursuing acquisitions in a variety of industries, but with a particular emphasis on the outdoor and extreme sports business.

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

The Company provides 'camera ready' graphics, printing, compiling, and assembling of inserts, stuffing envelopes, mailing list acquisition and generation, and direct mailing of the advertising material on behalf of its customers. Most orders are prepaid upon approval of the production order. The Company retains ownership of all 'camera ready' art and reuses them when necessary.

Trademarks and Tradenames

The Company owns certain US registered trademarks, "American Advertising Distributors" Reg. No. 1,156,603 filed June 1, 1981; "Radiomail" Reg. No. 1,534,595 filed April 11, 1989; "Bonus Express" Reg. No. 1,310,363 filed December 18, 1984; "Supermail" Reg. No. 1,464,806 filed November 10, 1987 and "LeMail", Reg. No. 1,536,701, filed April 25, 1989.

Seasonality of Business

The direct mail advertising business of the Company is seasonal to the extent that there is a greater volume of advertising and services provided during the last three months of the year, due to the holidays, and the general increases due to retailing activities associated with the holiday season. The Company also experiences spikes in activity as a result of back to school, other holidays and otherwise experiences drop offs at the end of these seasons.

Competition

The direct mail business is highly competitive and the Company has a number of competitors across the United States. Sizes of competitors range from small ] 'mom and pop' local businesses to large, well capitalized corporations, with substantial operating histories. The Company sells and therefore must compete, nationwide, but due to its recent financial distress, has not been able to afford substantial marketing efforts necessary to increase market share.

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


Employees

The present number of employees of the Company is stable, and no material increases are anticipated. The Company presently has approximately 18 employees, including 16 production and office employees in Iowa and 2 directors and executive officers in Colorado, employed full time by the Company. The two directors and corporate executives are on renewable six month consulting agreements and the Company employs part-time professional business, accounting and financial consultants.

Item 2 - Properties

The Company presently leases approximately 27,000 square feet of space at 3415
W. Broadway, Council Bluffs, Iowa, telephone number (712) 328-3040. These facilities house the principal operating facilities of the Company. The Company leases these facilities from a non-affiliated party pursuant to a month to month lease. The Company needs substantially less space than it currently has for its present size of operations and is searching for more appropriate space and/or desires to renegotiate terms with its current landlord for less space. Current rent is approximately $7,166.66 per month triple net, and the total cost of the facility including utilities and maintenance is approximately $10,000 per month.

Item 3 - Legal Proceedings

To the knowledge of management, during the fiscal year ended March 31, 1998, and to the date hereof, the Company is not nor was a party to any material legal proceedings, and no such proceedings are known to be contemplated. Similarly, to the knowledge of management, and for the periods indicated, no director or executive officer of the Company is or was party to any material legal proceeding wherein any such person had an interest adverse to the Company. The Company, its current and former officers and directors are named in a certain proceedings filed in the District Court of Jefferson County, Colorado on May 1, 1998 by certain shareholders of the Company demanding a shareholder meeting and requesting certain relief by the Court pertaining to voting of shares, record date, timing of the meeting and alleging misdeeds of management without specifying any such act in particular. This matter was fundamentally resolved on May 15, 1998 with the Company offering and the Court ordering an annual meeting to be held on September 1, 1998 with a record date of July 1, 1998. All other requests of the Plaintiffs were denied but the case was left open with leave of the plantiff-shareholders to amend their complaint. In management's opinion, this case will not be prosecuted further by the Plaintiffs and there is no merit to any potential allegations since most potential claims were resolved by the Court and by the resignation of former management of the Company. None-the-less, in the event that Plaintiffs pursue the litigation, the Company will vigorously defend.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter. The Company has scheduled its annual meeting for September 1, 1998 in Boulder, Colorado.

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

                                 STOCK QUOTATIONS

                                                                  BID
              Quarter Ending:                                High     Low
Fiscal 1997
                  6/30/96                                  $ 0.04    $ 0.025
                  9/30/96                                    0.0425    0.0325
                  12/31/96                                   0.035     0.0225
                  3/31/97                                    0.03      0.0225
Fiscal 1998
                  6/30/97                                  $ 0.025   $ 0.02
                  9/30/97                                    0.0275    0.02
                  12/31/97                                   0.0325    0.02
                  3/31/98                                    0.24      0.02

As of July 1, 1998, the number of record holders of the Company's common stock was 309. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name.

Dividends

The Company has not paid any dividends with respect to its common stock, and it is not anticipated that the Company will pay dividends in the foreseeable future. While no dividends have been declared or have therefore accrued, cumulative dividends in the amount of $362,100 are in arrears as of March 31, 1998, on the Company's Series B Preferred Stock. (See: Note 4 to Financial Statements).

Recent Sales of Unregistered Securities

As described elsewhere in this report, the Company issued 20, 346,380 shares of common stock to Liberty Capital Corp, an affiliate of the Company in exchange for cash advances, sale of certain printing equipment and cancellation of debt. The Company deemed this an exempt transaction under the general exemption of
Section 4(2) of the Securities Act, including applicable provisions of Regulation D, including Rule 504 promulgated thereunder, as an exempt transaction to an accredited investor and a current shareholder and affiliate of the Company.

Item 6. - Management's Discussion and Analvsis

Overview

The Company remains a small but durable participant in the $40 billion printing and direct mail advertising industry, which industry is currently going through unparalleled growth and change. New management believes that there are heretofore unrecognized and unexploited opportunities for the Company in this industry and is encouraged that its direct mail advertising and printing business has a strong customer base and revenue stream despite years of operating below break-even and without access to adequate capital resources to remain competitive. The major reason for this is the loyalty, skill and tenacity of the Company's management and operating personnel in Council Bluffs. The Company needs a substantial infusion of new capital for marketing, for repairs and maintenance, to upgrade its facilities in order to increase revenues, to take advantage of economies of scale, and to obtain more favorable credit terms with its vendors. Management believes that a major capital and corporate restructuring will be required in order to attract investment capital as well as qualified operating management and acquisition opportunities. Management is in the process of preparing a strategic plan to put its printing operations into a wholly owned subsidiary and operate the Company in a holding company format. Management wants to take advantage of the publicly held nature of the Company's stock to pursue strategic acquisitions in a number of industries. Management intends to immediately pursue private placements of debt and/or equity through officers and directors and through investment professionals. There are currently no acquisition or capital funding transactions pending or contemplated and no assurances that such opportunities will become available in the near future, nor that Management will be able to keep present operations viable.

The Company remained burdened with substantial debt obligations and lack of working capital to expand marketing, enhance customer service and provide fulfilment services. The printing operations continue to operate under a break-even revenue level. The Company has little short term liquidity and has been forced to rely upon cash infusions and forgiveness of debt by its shareholder, Liberty Capital Corp. to cover cash shortfalls and reduce debt service. The principals of Liberty are no longer involved in active management and further cash infusions from them cannot be expected. Despite these conditions, the Company maintains a steady flow of work from long standing customers and its operating management team has kept the business operational at slight operating losses with marginal resources.

During the current fiscal year ended March 31, 1998, with cash provided by Liberty, the Company paid off its pre-petition debt to the IRS and paid off its secured creditor, Firstar Bank of Omaha, Nebraska. Also, Liberty conveyed certain equipment valued at $42,800 to the Company, and foregave past lease payments in exchange for common stock of the Company. Without access to conventional bank financing, the Company has managed to remain within terms on trade credit, but its priority and non-priority bankruptcy debt remains unpaid and it owes state and federal employee withholding taxes for past periods which threaten the short to medium term viability of the Company. While the Company has substantially reduced overhead, salaries and expenses, it lacks sufficient cash resources to conduct a marketing effort sufficient to take advantage of the available opportunities. Additionally, due to lack of financial resources, the Company has been unable to add certain needed equipment to modernize operations and expand services to customers to remain competitive, and unable to make certain major repairs to its primary printing equipment. This situation impairs the ability to increase revenue significantly above a break-even level.

Financial Condition


The Company had $135,024 in total assets and approximately $427,894 in total liabilities at the end of fiscal 1998, as compared to $ 79,497and $ 403,686 at the end of fiscal 1997, respectively. The Company had $ 65,621 in net accounts receivable at the end of fiscal year 1998, as compared to $32,042 at the end of fiscal year 1997. Accounts payable and accrued expenses in fiscal year 1998 were $311,355 as compared to $271,542 in fiscal year 1997. During fiscal year 1998, the Company paid off $129,764 in notes payable to insiders and bank debt incurred from the previous fiscal year, but experienced an additional $116,539 in customer deposits. The Company remains in arrears on certain payments due under its Chapter 11 Plan of Reorganization and is paying off an obligation for employee withholding taxes of approximately $80,000 as of at fiscal year end March 31, 1998. (See - Note 3 to Financial Statements).

During fiscal year ended March 31, 1998, the Company paid off its secured note to Firstar Bank and paid off pre-petition payroll tax liabilities, but owes approximately $65,000 in additional payroll taxes for calendar years 1995 through 1997, which is currently being paid pursuant to an installment agreement of $3,000 per month. Also, during fiscal year ended March 31, 1998, the Company repaid $258,796 in debt consisting of $23,200 in past due lease payments on equipment and $235,596 in cash advances and loans from a related party, and purchased equipment valued at $42,800 from a related party for a total of 20,346,380 shares of common stock of the Company. The equipment lease pertaining to the equipment which was cancelled in this transaction provided for monthly lease payments of approximately $1,400.

Results of Operations

The Company's revenues from operations for the year ended March 31, 1998, were $2,192,755, an increase of $453,813, from the previous year's revenues from operations of $1,738,942. This change was attributable to acquisition of several significant non-coop mail customers and the Company's ability to bring in conventional printing work from the local market.

Gross profits from operations for the fiscal year ended March 31, 1998, were 393,414, or 17.9% of sales, compared to $ 510,892 or 29.4% of sales for the
prior year.   Cost of sales at $ 1,799,341 or 82.1% of sales were up as a percentage of sales from Fiscal 1997 at $1,228,050 or 70.6% of Sales due primarily to a substantial increase in the use of subcontractors.

Operating expenses decreased $104,461 from 45.9% of sales in fiscal 1997 to 31.6% of sales in fiscal 1997. The majority of the decrease was due to a decrease in the issuance of stock for services of $162,500. This was partially offset by increases in depreciation and bad debt.

The net loss for the year was $307,676 or 14% of sales as compared to a loss of $304,387 or 17.5% of sales for the fiscal year 1997. While the loss increased slightly, by $3,289, this represents an improvement in relation to sales. The improvement is due primarily to the increase in sales. Gross Margins of 17.9% are of considerable concern to management. Management attributes the problem to the use of subcontractors. Also, management attributes ongoing net losses to fixed overhead, wages and salaries which, as a percentage of gross sales, reflect under-utilization of capacity and inadequate sales volume to achieve economies of scale in the Company's operations. Management also attributes these conditions to a low working capital turnover and a lack of capital to fund sales and marketing, to purchase equipment and to cover cash requirements during cyclical, slow periods.

Liquidity and Capital Resources

The Company had a working capital deficit as of March 31, 1998, of $343,095. This compares to a working capital deficit of $371,644 in fiscal 1997. The deficits verify the cash starved operating conditions but improveing operating performance of the company. Losses were again partially funded with issuance of common stock, increases in Accounts Payable and cash advances from related parties. During fiscal year ended March 31, 1998, the Company issued 1,500,000 shares of its common stock valued at $37,500 for exercise of an employee stock option and 200,000 shares valued at $0.025 in lieu of salary. During fiscal year ended March 31, 1997, the Company issued 6,500,000 shares of its common stock for services valued at $162,500. During fiscal year ended March 31, 1998, the Company repaid a total of $258,797 in amounts owing to related parties and purchased certain leased equipment valued at $42,800 with a total of 20,346,380 shares of its common stock valued at $0.015 by the board of directors. Subsequent to March 31, 1998, the Company paid $30,000 in severance pay to its outgoing executive management and $60,000 in management fees to incoming management with 3,529,411 shares of its common stock registered under Form S-8, valued by the board of directors at $0.0255 per share. Also, subsequent to March 31, 1998, the Company issued 1,500,000 shares of common stock to its operating manager as a stock bonus and 1,500,000 shares for legal services, also registered under Form S-8. Finally, pursuant to the Change in Control Agreement, the Company issued 10,000,000 restricted and contingent shares to its operating manager, 20,000,000 restricted and contingent shares to an affiliate of incoming management, and 30,000,000 restricted and contingent shares to Aggression Sports, Inc. a newly formed company in exchange for 44% ownership in such company. (See - Note 8 to Financial Statements)

Throughout fiscal year ended March 31, 1998, the Company continued to rely upon its revenues and upon cash advances from related parties to pay obligations and fund losses. The Company cannot continue to rely upon Liberty Capital to fund these losses and obligations. The Company lacks sufficient capital or revenue to pay for additional marketing and customer support personnel to increase revenue. Additional capital will be necessary in the near term to reduce debt payments, modernize operations and finance marketing efforts. Due to the current financial condition of the Company and the relative lack of liquidity in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with additional bank debt on favorable terms in the near future. Never the less, due to such conditions, the Company may be required to issue further common stock to pay executives, consultants and other employees which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term. (See - Note 7 to Financial Statements).

Item 7. Financial Statements.

The financial statements listed in the accompanying index to financial statements are set forth under Part IV, Item 13 to this Report, and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

To the best knowledge of current management, there were no disagreements with the Company's current auditor.

                                PART III

The Company will file with the Securities and Exchange Commission within 120 days of its year end its definitive proxy statement for the annual meeting of stockholders to be held on September 1, 1998. The information required by this
Part III, Items 9 through 12 are incorporated herein by reference from such proxy statement.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

Item 10.  -  Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. - Certain Relationships and Related Transactions.

                                  PART IV

Item 13. - Exhibits and Reports on Form 8-K.

Reports on Form 8-K.

There were no Reports on Form 8-K of the Securities and Exchange Commission filed during the quarter ended March 31, 1998.

                             EXHIBIT INDEX
Exhibit No.
Description

EX-2.1*Plan of Reorganization and First Addendum to Plan of Reorganization, Chapter 11 Case No. BK94-81544, US Bankruptcy Court District of Nebraska, confirmed on September 25, 1995, effective November 6, 1995. Incorporated by reference from exhibits to Form 10-KSB for fiscal year ended March 31, 1996.

EX-2.2*
Disclosure Statement and First Addendum to Disclosure Statement in above Bankruptcy Matter. Incorporated by reference from exhibits to Form 10-KSB for fiscal year ended March 31, 1996.

EX-3.1*
Articles of Incorporation and Bylaws incorporated by reference to initial Registration Statement, Prospectus and Exhibits dated November 30, 1987, Commission File No. 33-16820-D.

E-3.2*
Articles of Amendment to Articles of Incorporation incorporated by reference to Exhibits filed under Form 10-KSB for fiscal year ended March 31, 1993, Commission file No. 33-16820-D

EX-4.1*
Designation of Class B Preferred Stock, incorporated by reference to Exhibits filed under Form IO-K for fiscal year ended March 31, 1991, Commission file No. 33-16820-D.

EX-10.1
Description of Stock Option adopted and set forth in Consent Minutes by the Board of Directors dated May 1, 1997.

EX-10.2
Description of Compensatory Plan adopted and set forth in Consent Minutes by the Board of Directors dated March 9, 1998.

EX-10.3
Lease Cancellation and Equipment Sale Agreement dated May 1, 1997 with March 20, 1998 Modification Agreement and Bill of Sale.

EX-27
Financial Data Schedule

* These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein.

                              TRAVIS INDUSTRIES, INC.

                                FINANCIAL STATEMENTS

                                        and

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                            March 31, 1998 and 1997

                                TRAVIS INDUSTRIES, INC.

                                March 31, 1998 and 1997

                                   Table of Contents

                                                                       Page
Report of Independent Certified Public Accountants                     F-3

Financial Statements:

Balance Sheet                                                          F-4

Statements of Operations                                               F-5

Statement of Changes in Stockholders' (Deficit)	                       F-6

Statements of Cash Flows                                               F-7

Notes to Financial Statements	                                         F-8
                                         F-2

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Travis Industries, Inc.


We have audited the balance sheet of Travis Industries, Inc. as of March 31, 1998 and the related statements of operations, changes in stockholders' (deficit) and cash flows for the two years ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Travis Industries, Inc. as of March 31, 1998 and the results of its operations, its changes in stockholders' (deficit) and its cash flows for the two years ended March 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and is delinquent on payment of creditor liabilities including payroll taxes and creditor liabilities pursuant to the Company's plan of reorganization. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Schumacher & Associates, Inc.
Certified Public Accountants
12835 E. Arapahoe Road
Tower II, Suite 110
Englewood, CO 80112

July 2, 1998

                             TRAVIS INDUSTRIES, INC.

                                 BALANCE SHEET
                                 March 31, 1998

                                      ASSETS
Current Assets
Cash	                                                       $        12,198
Accounts receivable, net of allowance for
  doubtful accounts of $184,065                                       65,621
Other Current Assets                                                   6,980
                                                              ______________
  Total Current Assets                                                84,799

Furniture and equipment, net of accumulated
  depreciation of $287,845 (Note 2)                                   40,486
Other assets                                                           9,739
                                                              ______________
   Total Assets                                                    $ 135,024
                                                              ==============

                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities

Customer deposits	                                           $       116,539
Accounts payable and accrued expenses (Note 3)                       311,355
                                                              ______________
  Total Current Liabilities                                          427,894

  Total Liabilities                                                  427,894
                                                              ==============

Commitments and contingencies (Notes 3,4,5,6,7
 and 8)                                                                    -

Stockholders' (Deficit):
 Redeemable preferred stock - $.0001 par
  value 100,000,000 shares authorized
   (Note 5):
  Series A, none issued and outstanding                                     -
  Series B, 28,400,000 shares issued and
  outstanding, (liquidation amount of
  $710,000)                                                           710,000
 Common stock - $.0001 par value,
  500,000,000 shares authorized;
  149,655,244 shares issued and
  outstanding (Note 6)                                                 14,965
Additional paid-in capital                                          5,726,996
 Accumulated deficit                                               (6,744,831)
                                                                  ___________
  Total Stockholders' (Deficit)                                      (292,870)
                                                                  ___________

Total Liabilities and Stockholders' (Deficit)                     $   135,024
                                                                  ===========

The accompanying notes are an integral part of the financial statements.

                                      F-4

                                 TRAVIS INDUSTRIES, INC.

                                STATEMENTS OF OPERATIONS
                               For the Years Ended March 31

                                                      1998          1997
Sales	                                         $     2,192,755  $  1,738,942

Cost of goods sold (exclusive of
 depreciation shown separately
 below)                                              1,799,341     1,228,050
  Gross Profit                                         393,414       510,892

Operating Expenses
 Depreciation                                           37,448        28,888
 Bad debts                                              78,505        42,387
 Rent                                                   86,000       109,148
 Salaries                                              232,863       216,632
Stock issued for services                                    -       162,500
Other operating expenses                               258,659       238,381
 Total Operating Expenses                              693,475       797,936
                                                   ___________    __________
Net Operating (Loss)                                  (300,061)     (287,044)
                                                   ___________    __________
Other Income (Expenses)
 Interest and miscellaneous income                       2,419         4,103
 Interest (expense)                                    (10,034)      (21,446)
   Total Other                                          (7,615)      (17,343)
                                                    __________    __________
Net (Loss)                                       $    (307,676) $  (304,387)
                                                    __________    __________
Net (Loss) per Share                             $       nil    $      nil
                                                    __________    __________
Weighted Average Shares Outstanding                138,732,054   122,933,864



     The accompanying notes are an integral part of the financial statements.

                                      F-5

                                     TRAVIS INDUSTRIES, INC.

                      STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                         From March 31, 1996 through March 31, 1998





                                                          Preferred Stock - B
Common Stock       Additional Paid-in    Accumulated
                                                      No./Shares     Amount
No./Shares    Amount        Capital                (Deficit)               Total
Balance at March 31, 1996       28,400,000      $ 710,000    121,308,864  $
12,131    $   5,228,335      $  (6,132,768)   $  (182,302)

Common stock issued                                -                   -
6,500,000           650            161,850                           -
162,500

Net (loss) for the year ended
March 31, 1997                                         -                     -
-               -                         -            (304,387)
(304,387)
                                                 _________         _______
__________   _______         ________       ___________       ________
Balance at March 31,1997        28,400,000          710,000   127,808,864
12,781         5,390,185         (6,437,155)          (324,189)

Common stock issued                                -                     -
21,846,380       2,184             336,811                        -
338,995

Net (loss) for the year ended
March 31, 1998                                        -                      -
-               -                          -           (307,676)
(307,676)
                                                _________         _______
_________    _______          ________       ___________        _______
Balance at March 31, 1998       28,400,000     $  710,000     149,655,244  $
14,965        $ 5,726,996   $    (6,744,831)   $  (292,870)







The accompanying notes are an integral part of the financial statements.



                            TRAVIS INDUSTRIES, INC.

                           STATEMENTS OF CASH FLOWS
                          For the Years Ended March 31

                                                        1998          1997
Cash Flows from Operating Activities:
  Net income (loss)                              $   (307,676)  $   (304,387)
  Adjustments to reconcile net
   income (loss) to net cash used
   in operating activities
     Depreciation	                                     37,448         28,888
     Stock issued for services                              -        162,500
     Increase in customer deposits                    116,539              -
     Increase in accounts payable,
      accrued expenses and other                       32,242            634
     (Increase) decrease in accounts
      receivable                                      (33,579)        72,030
                                                 ____________     __________
  Net Cash (Used in) Operating
   Activities                                        (155,026)       (40,335)
                                                 ____________     __________
Cash Flows from Investing Activities
 (Acquisition of) furniture and
  equipment	                                          (42,007)             -
                                                 ____________     __________
 Net Cash (Used in) Investing
  Activities                                          (42,007)             -
                                                 ____________     __________
Cash Flows from Financing Activities:
 Repayment of notes payable                           (75,114)       (14,315)
 Advances from related parties                              -         54,650
 (Repayment of) advances from related
  parties                                             (54,650)             -
 Proceeds from the issuance of
  common stock                                        338,995              -
                                                 ____________     __________
 Net Cash Provided by Financing
  Activities                                          209,231         40,335
                                                 ____________     __________
Increase in cash                                       12,198              -

Cash, beginning of year                                     -              -
                                                 ____________     __________
Cash, end of year	                               $     12,198     $        -
                                                 ============     ==========
Interest paid                                    $     10,034     $   21,446
                                                 ============     ==========

Income taxes paid	                               $  	      -     $        -
                                                 ============     ==========

The accompanying notes are an integral part of the financial statements.

                                    F-7

                         TRAVIS INDUSTRIES, INC.

                      NOTES TO FINANCIAL STATEMENTS
                         March 31, 1998 and 1997

(1)	Summary of Significant accounting Policies

(a)	General

Travis Industries, Inc. (Travis), a Colorado corporation was incorporated on July 21, 1987. Travis is in the business of printing advertising materials and coupons and mailing them for its customers. During 1995, the Company filed a plan of reorganization under Chapter XI of the United States Bankruptcy Court, which was approved by the Court. Under the plan of reorganization approximately $270,000 of debt was forgiven.

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

                             TRAVIS INDUSTRIES, INC.

                            March 31, 1998 and 1997

(1)	Summary of Significant accounting Policies, Continued

(f)	Use of Estimates in the Preparation of Financial Statements

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

The Company has approximately $1,300,000 of net operating loss carryovers which expire in years through 2013. A change in ownership of more than 50% of the Company may result in the inability of the Company to utilize the carryovers.
As of March 31, 1998 the Company had deferred tax assets of approximately $260,000 related to net operating loss carryovers. A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryovers are uncertain.

(i)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company grants credit to various customers in the United States. The Company does not require collateral for its accounts receivable. As of March 31, 1998, the Company had no significant concentrations of credit risk.

                           TRAVIS INDUSTRIES, INC.

                            March 31, 1998 and 1997


(2)	Furniture and Equipment

Furniture and equipment consists principally of office and printing production equipment.

(3)	Delinquent Amounts Payable

As of March 31, 1998 the Company is delinquent on payments of various amounts to creditors including the Internal Revenue Service and creditors required to be paid under the terms of its Plan of Reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations. See Note 7.

(4)	Preferred Stock

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

Cumulative dividends in the amount of $362,100 are in arrears as of March 31, 1998. The Series B stock is convertible into common stock only at the option of the Company at $.125 per share. The Series B stock is stated at its redemption price which is cost and is redeemable at the discretion of the Company upon 30 days written notice to the holder. The preference on liquidation is equal to $.125 per share for the total of $710,000.

                            TRAVIS INDUSTRIES, INC.

                             March 31, 1998 and 1997


(5)	Common Stock

During the year ended March 31, 1997 the Company issued 6,500,000 shares of its common stock for services valued at $162,500. Of these shares, 1,800,000 were issued to three individuals for public relations, promotion and marketing efforts for the Company's goods and services. For legal services, the Company issued 3,000,000 shares. As a bonus to an employee, 1,500,000 shares were issued. In addition, this employee also was granted an option to purchase an additional 1,500,000 shares at $.025 per share during the six month period which
commenced in February 1998.  During March 1998 this option was exercised.    All
of the shares were valued by the Company's Board of Directors at $.025 per share.

During the year ended March 31, 1998, 21,846,380 shares of common stock of the Company were issued for aggregate consideration of $338,995. Of this amount $37,500 was cash consideration related to the exercise of the option for 1,500,000 shares of $.025 per share as disclosed above. The remainder of the shares were issued to an affiliated entity of the officers of the Company in consideration for debt forgiveness of approximately $258,695 plus acquisition of certain printing equipment for $42,800. An additional 200,000 shares were issued during the year ended March 31, 1998 to an individual in lieu of salary valued at $.025 per share.

(6)	Related Party Transactions

The Company paid or accrued $1,400 per month for certain printing equipment owned by Liberty and used by Travis until acquired by Travis during the year ended March 31, 1998 as described in Note 5 above.

As of March 31, 1997 the Company owed $54,650 to related parties for advances received and for accrued equipment rental expenses. During the year ended March 31, 1998, the Company received additional advances from related parties totaling approximately $202,746. The advances had no written repayment terms and did not bear interest. During the year ended March 31, 1998 the Company issued shares of common stock as repayment of the total advances payable to Liberty as described in Note 5 above. The shares were valued by the Company's Board of Directors at $.015 per share. In addition, during the year ended March 31, 1998 Liberty transferred the equipment it had been leasing to the

                           TRAVIS INDUSTRIES, INC.

                            March 31, 1998 and 1997

(6)	Related Party Transactions, Continued

Company and forgave the back payments due on the lease totaling $23,200 in exchange for shares of the Company's common stock. The shares were valued by the Company's Board of Directors at $.015 per share. The equipment was valued at $42,800.


(7)	Basis of Presentation - Going Concern

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

(8)	Subsequent Event

On April 30, 1998 the Company entered into an agreement where-by control of the Company was transferred. The Company's Board of Directors has been changed and various stock issuances were approved.

During April, 1998 the Company issued 1,500,000 shares of its common stock for payment of legal fees which were included as accrued expenses as of March 31, 1998. Also during April, 1998 the Company issued 1,500,000 shares of its common stock for accrued compensation of $37,500 to an employee.

Also during April, 1998 an additional 1,764,706 shares were issued to the Company's new CEO for six months of management fees from May 1, 1998 valued at $45,000. In addition, 588,235 shares each valued at $15,000 were issued to two former officers of the Company as consideration for severance,

                             TRAVIS INDUSTRIES, INC.

                              March 31, 1998 and 1997

(8)	Subsequent Event, Continued

valued at $15,000 each. Also 588,235 shares were issued to the Company's New CFO for six months of management fees from May 1, 1998 valued at $15,000. In addition, capitalization and funding of a new entity to be jointly owned with certain related parties was approved. With respect to the initial capitalization of this entity 30,000,000 shares of the Company were issued for 44% of this newly formed corporation. In addition, 20,000,000 shares of the Company were issued to a nominee of two individuals for their undertaking to assume control and management of the Company. The 20,000,000 shares are subject to surrender and cancellation of certain performance benchmarks enumerated in the agreement if not met. Also the Company issuanced 10,000,000 shares of the Company's stock to an employee of the Company for past performance and future commitment to the business, and remaining an employee with the Company for certain future time periods.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRAVIS INDUSTRIES, INC.

Date:   July 15, 1998     By:  	/s/ THOMAS P. RAABE
                                    Thomas P. Raabe,
                                    President, Chief Executive Officer, and
                                    Chairman of the Board of Directors

Date: July 15, 1998       By:  	/s/  FRED C. BOETHLING
                                    Fred C. Boethling,
                                    Chief Financial Officer,
                                    Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    TRAVIS INDUSTRIES, INC.

Date:	July 15, 1998              By:   /s/ THOMAS P. RAABE
                                       Thomas P. Raabe
                                       Board Member

Date: July 15, 1998              By:   /s/ FRED C. BOETHLING
                                       Fred C. Boethling
                                       Board Member

Date:	July 15, 1998              By:   /s/ JEFFREY R. SKINNER
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