Form 10KSB/A
period 1998-03-31
TRAVIS INDUSTRIES INC
filed 1998-08-04
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            Form 10-KSB/A

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


State Issuer's revenues for its most recent fiscal year:  $ 2,192,755

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

Documents Incorporated By Reference:
Answers to Items 9 through 12 of Part III are incorporated by reference to Proxy Statement for Annual Meeting to be held September 1, 1998, filed as Exhibit 20 to this Report

                 ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

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

Transitional Small Business Disclosure Format: Yes_; No X .

                              PART III

The information required by this Part III, Items 9 through 12 are incorporated herein by reference to registrant's proxy statement to be delivered to shareholders for the upcoming annual meeting to be held September 1, 1998 and filed as Exhibit 20 to this Report.


Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16 (a) of the Exchange Act.

     Incorporated by reference from pages 3 through 6 and 12 through 13 of Proxy Statement, filed herein as Exhibit 20.

Item 10.  -  Executive Compensation.

     Incorporated by reference from pages 6 and 13 through 14 of Proxy Statement, filed herein as Exhibit 20.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

     Incorporated by reference from pages 14 through 16 of Proxy Statement, filed herein as Exhibit 20.

Item 12. - Certain Relationships and Related Transactions.

     Incorporated by reference from pages 16 through 18 of Proxy Statement, filed herein as Exhibit 20.

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

EX-9
Voting Trust Agreement dated May 1, 1998. Filed herewith.

EX-10.1*
Description of Stock Option adopted and set forth in Consent Minutes by the Board of Directors dated May 1, 1997. Filed previously as an exhibit to this Report

EX-10.2 *
Description of Compensatory Plan adopted and set forth in Consent
Minutes by the Board of Directors dated March 9, 1998. Filed previously as an exhibit to this Report

EX-10.3*
Lease Cancellation and Equipment Sale Agreement dated May 1, 1997 with March 20, 1998 Modification Agreement and Bill of Sale. Filed previously as an exhibit to this Report

EX-20
Proxy Statement and exhibit for annual meeting to be held
September 1, 1998 filed by Amendment to this report per General
Instruction E-3&4 of Form 10-KSB and incorporated by reference into
Part III of this Amendment to this Report.

EX-27*
Financial Data Schedule. Filed previously as an exhibit to this Report

* These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRAVIS INDUSTRIES, INC.

Date:   July 31, 1998     By:       /s/ THOMAS P. RAABE
                                    Thomas P. Raabe,
                                    President, Chief Executive
                                    Officer, and
                                    Chairman of the Board of Directors

Date:    July 31, 1998       By:    /s/  FRED C. BOETHLING
                                    Fred C. Boethling,
                                    Chief Financial Officer,
                                    Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                    TRAVIS INDUSTRIES, INC.

Date: July 31, 1998              By:   /s/ THOMAS P. RAABE
                                       Thomas P. Raabe
                                       Board Member

Date: July 31, 1998              By:   /s/ FRED C. BOETHLING
                                       Fred C. Boethling
                                       Board Member

Date:  July 31, 1998              By:   /s/ JEFFREY R. SKINNER
                                       Jeffrey R. Skinner
                                       Board Member


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