Form 10QSB
period 1998-06-30
TRAVIS INDUSTRIES INC
filed 1998-08-20
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended:           June 30, 1998
or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

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

     [   ] Yes     [ X ] No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1998, Registrant had 216,184,655 shares of common stock, $0.0001 par value, outstanding.

                                INDEX

                                                                   Page
                                                                 Number

Part I.       Financial Information

Item I.     Financial Statements

Balance Sheet as of June 30, 1998                                     2

Statements of Operations, Three Months
  Ended June 30, 1998 and 1997                                        3

Statements of Cash Flows, Three Months
  Ended June 30, 1998 and 1997                                        4

Notes to Financial Statements                                         5

Item 2.     Management's Discussion and Analysis of
  Financial Conditions and Results of Operations                      6

Part II.  Other Information                                           7

                               TRAVIS INDUSTRIES, INC.

                                    BALANCE SHEET
                                    June 30, 1998
                                     (Unaudited)

Current Assets
Accounts receivable, net of allowance for
  doubtful accounts of $25,000                            $     73,882
                                                           ____________
  Total Current Assets                                          73,882

Furniture and equipment, net of accumulated
  depreciation of $294,268                                      29,563
Prepaid legal fees                                              37,500
Other assets                                                    12,688
                                                            ___________
  Total Assets                                           $     153,633


Current Liabilities
Outstanding checks in excess of amounts
 reported by banks                                         $     2,987
Customer deposits                                              110,000
Accounts payable and accrued expenses                          244,613
                                                           ____________
  Total Current Liabilities                                    357,600
                                                           ____________

  Total Liabilities                                            357,600

Commitments and contingencies (Notes 2)                              -

Stockholders' Equity:
Redeemable preferred stock - $.0001 par
 value 100,000,000 shares authorized:
 Series A, none issued and outstanding                               -
 Series B, 28,400,000 shares issued and
 outstanding, (liquidation amount of
 $710,000)                                                     710,000
Common stock - $.0001 par value,
 500,000,000 shares authorized;
 216,184,655 shares issued and
 outstanding                                                    21,618
Additional paid-in capital                                   5,891,343
Accumulated deficit                                         (6,826,928)
  Total Stockholders' (Deficit)                               (203,967)

Total Liabilities and Stockholders' (Deficit)            $     153,633

The accompanying notes are an integral part of the financial statements.

                           TRAVIS INDUSTRIES, INC.

                          STATEMENTS OF OPERATIONS

                      For the Three Months Ended June 30
                                  (Unaudited)

                                             1998              1997

Sales                                  $     583,782     $     601,585

Cost of goods sold (exclusive of
depreciation shown separately
below)                                       463,578           455,222
  Gross Profit                               120,204           146,363

Operating Expenses
Depreciation                                  10,923             7,222
Bad debts                                      5,000            12,440
Rent                                          21,500            21,500
Professional fees                             51,338            27,620
Salaries                                      70,230            51,004
Other operating expenses                      46,573            29,297
 Total Operating Expenses                    205,564           149,083
                                      _______________    ______________
Net Operating (Loss)                         (85,360)           (2,720)

Other Income (Expenses)
Interest and miscellaneous
 income                                             -            2,791
Gain on sale of investment                      4,500                -
Interest (expense)                             (1,238)          (5,303)
 Total Other                                    3,262           (2,512)

Net (Loss)                             $     (82,098)     $     (5,232)

Net (Loss) per Share                   $         nil      $        nil

Weighted Average Shares Outstanding      216,184,655       127,808,864



The accompanying notes are an integral part of the financial statements.

                              TRAVIS INDUSTRIES, INC.

                              STATEMENTS OF CASH FLOWS

                          For the Three Months Ended June 30
                                       (Unaudited)

                                                        1998              1997

Cash Flows from Operating Activities:
Net (loss)                                      $     (82,098)     $    (5,232)
Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities
    Depreciation                                       10,923             7,222
    Amortization of management fees                    12,500                 -
    Stock issued for services                          46,000                 -
    (Decrease) in customer deposits                    (6,539)                -
    Increase (decrease) in accounts
     payable, accrued expenses and
     other (Note 3)                                   15,277            (3,891)
    (Increase) decrease in accounts
     receivable                                        (8,261)           11,735
                                                     _________          ________
Net Cash Provided by Operating
 Activities                                           (12,198)            9,834

Cash Flows from Investing Activities                        -                  -
                                                     _________          ________
Cash Flows from Financing Activities:
Repayment of Note Payable and
 Advances                                                   -            (9,834)
                                                     _________          ________
Net Cash (Used by) Financing
 Activities                                                              (9,834)
                                                      ________          ________
(Decrease) in cash                                    (12,198)                -

Cash, beginning of period                              12,198                 -
                                                    _________           ________
Cash, end of period                               $        -         $        -
                                                    _________          ________
Interest paid                                     $     1,238        $    5,303
                                                    _________           ________
Income taxes paid                                 $        -         $        -
                                                   __________           ________

    The accompanying notes are an integral part of the financial statements.

                               TRAVIS INDUSTRIES, INC.

                           NOTES TO FINANCIAL STATEMENTS
                              June 30, 1998 (Unaudited)


(1)     Condensed Financial Statements

The financial statements included herein have been prepared by Travis Industries Inc. without audit, pursuant to the rules and regulations of the Securities and
 Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.

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

(3)     Common Stock Issued

On April 30, 1998 the Company entered into an agreement whereby control of the Company was transferred. The Company's Board of Directors has been changed and various stock issuances were approved.


During April 1998, the Company issued 1,500,000 shares of its common stock for payment of legal fees valued at $37,500 which were included as accrued expenses as of March 31, 1998. Also during April, 1998 the Company issued 1,500,000 shares of its common stock for accrued compensation of $37,500 to an employee.

Also during April 1998, an additional 1,764,706 shares were issued for a six-month management fee valued at $45,000. These management fees were capitalized and are being amortized over 6 months. In addition, 588,235 shares each were issued to two officers of the Company as consideration for severance, valued at $15,000 each. Also, 588,235 shares were issued to an individual for a six-month management fee valued at $15,000 expensed in this quarter.

In addition, funding of the acquisition of an entity from certain related parties was approved. With respect to the acquisition of this entity from a related party, 30,000,000 shares of the Company were issued for 44% of this newly formed corporation.

This transaction was recorded at par value of $3,000 due to the fact that the entity acquired had no tangible book value. In addition, 20,000,000 shares of the Company were issued to an entity affiliated with two individuals for their undertaking to assume control and management of the Company. The 20,000,000 shares are subject to surrender and cancellation if certain performance benchmarks enumerated in the agreement are not met. Due to the contingencies related to this issuance, the stock was recorded at par value of $2,000. Also, 10,000,000 shares of the Company's stock was issued to an employee of the Company for past performance and future commitment to the business, and remaining an employee with the Company for certain future time periods.
Due to the contingencies related to this issuance, the stock was recorded at part value of $1,000.

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

The Company generated operating revenues of approximately $583,782 with cost of goods sold of $463,578 (or 79% of sales) during the quarter ended June 30, 1998. This is compared to operating revenues of $601,585 and cost of goods sold of approximately $455,222 (or 75.7% of sales) during the quarter ended June 30, 1997. The decrease in sales was attributable mainly to a decline in sales to a major large volume customer who has been restructuring. The marginal increase in cost of goods sold is attributable to an increase in direct labor expense which were not passed directly through to our customers. Operating expenses of approximately $205,564 (or 35.2% of sales) were incurred during the quarter ended June 30, 1998, compared to $149,083 (or 24.8% of sales) in the quarter ended June 30, 1997. The increase was largely due to non-recurring non-cash charges for services of related parties and severance pay to outgoing management paid with stock of approximately $57,000. The Company had a net loss of $82,098 (or 14.1% of sales) during the quarter ended
June 30, 1998. With respect to the loss, when adjusting for certain non-recurring items, the loss is $24,598 (or 4.2% of sales) as compared to a net loss of $5,232 (or 0.9% of sales) during the same period of 1997. Management anticipates that with sales from the major customer coming back together with additional changes to be made through cost cutting, expanded marketing and additional administrative staff for customer service, scheduling and accounting, losses will be eliminated within the next two fiscal quarters.

The Company had liabilities in excess of assets at June 30, 1998 of $203,967.

At June 30, 1998, the Company had no material commitments for capital expenditures.


                          PART II. OTHER INFORMATION



Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

A current report on Form 8-K was filed on approximately May 20, 1998, containing disclosure under Item 5, Other events, of the resignation of the Registrant's officers and board of directors, and the appointment of a new board of directors pursuant to an agreement between the outgoing directors and officers and Thomas P. Raabe and Fred Boethling as incoming management. No financial statements were filed, and a summary of the agreement was included as an exhibit to the filing.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Travis Industries, Inc.



Date: August 19, 1998                      By  /s/  Thomas P. Raabe, CEO
                                           Principal Executive and Financial
                                           Officer