Form 10QSB
period 1998-09-30
ARETE INDUSTRIES INC
filed 1998-11-20
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.
For the period ended:           September 30, 1998
or
[   ] Transition Report Pursuance to Section 13 or 15(d)
of the Securities Exchange act of 1934.
For the transition period from                   to

Commission File Number                       33-16820-D

                         ARETE INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

              Colorado                             84-1063149
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization           Identification No.)

         2305 Canyon Blvd., Suite 103, Boulder, CO        80302
         (Address of principal executive offices)      (Zip Code)

                         					  (303) 247-1313
		         (Registrant's telephone number, including area code)

                           TRAVIS INDUSTRIES, INC.
              3415 W. Broadway,  Council Bluffs, IA  51501
               (Former name, former address and former fiscal
                   year, if changed since last report.)

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

          				     [  X  ] Yes     [    ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 13, 1998, Registrant had 226,184,655 shares of common stock, No par value, outstanding.


                                INDEX


                                                           Page
                                                           Number

Part I       Financial Information

  Item 1.    Financial Statements

             Balance Sheet as of September 30, 1997         2

             Statements of Operations, Three Months
             Ended September 30, 1997 and 1996              3

             Statements of Operations, Six Months
             Ended September 30, 1997 and 1996              4

             Statements of Cash Flows, Three Months
             Ended September 30, 1997 and 1996	              5

             Statements of Cash Flows, Six Months
             Ended September 30, 1997 and 1996	              6

             Notes to Financial Statements                   7

  Item 2.    Management's Discussion and Analysis of
             Financial Conditions and Results of Operations  9

Part II      Other Information                              10

  Item 1.    Legal Proceedings                              10

  Item 2.    Changes In Securities                          10

  Item 4.    Submission of Matters to a Vote of
             Security Holders.                               12

  Item 5. 	Other

  Item 6.	Exhibits and Reports on Form 8-K

                        ARETE INDUSTRIES, INC.

                          BALANCE SHEET
                        September 30, 1998
                           (Unaudited)

Current Assets
	Cash	                                              $    18,921
	Inentory/Supplies	                                      14,634
	Accounts receivable, net of allowance for
	  doubtful accounts of $102,320                    $    65,114
                                                   ____________
        Total Current Assets                              98,669

Furniture and equipment, net of accumulated
  depreciation of $305,192                                 18,639
Prepaid Management fees                                     5,417
Other Prepaid Items                                        25,916
Other assets                                               40,615
                                                      ____________
     Total Assets                                      $   189,256


Current Liabilities
	Customer deposits                                          16,028
	Accounts payable and accrued expenses                     310,988

        Total Current Liabilities                          327,016
                                                       ___________
      Total Liabilities                                    327,016
                                                       ___________
Commitments and contingencies (Notes 2)                        	 -

Stockholders' Equity:
	Redeemable preferred stock - $.0001 par
	 value 100,000,000 shares authorized:
	 Series A, none issued and outstanding
	-
	 Series B, 28,400,000 shares issued and
	 outstanding, (liquidation amount of
	 $710,000)                                                 710,000
	Common stock - No par value,
	 500,000,000 shares authorized;
	 226,184,655 shares issued and
	 outstanding                                              5,992,961
	Accumulated deficit                                      (6,840,721)
	  Total Stockholders' (Deficit)  	                         (137,760)
                                                         ___________

Total Liabilities and Stockholders' (Deficit)           $     189,256
</table/>
The accompanying notes are an integral part of the financial statements.

                           ARETE INDUSTRIES, INC.

                          STATEMENTS OF OPERATIONS

                    For the Three Months Ended September 30
                                 (Unaudited)

                                              1998                 1997
Sales                                    	 $     531,623 	    $     506,186

Cost of goods sold (exclusive of
depreciation shown separately
below)                                           459,911            417,625
  Gross Profit                               	    71,712             88,561

Operating Expenses
Depreciation                                      10,924             	7,222
Bad debts                                         (5,000)             8,000
Rent                                              24,520	            21,500
Professional fees                              	  45,205                  -
Salaries                                       	  28,378             45,779
Other operating expenses                          36,548             47,341
  Total Operating Expenses                       140,575            129,842
                                            ____________         ____________
Net Operating (Loss)                             (68,863)           (41,281)

Other Income (Expenses)
Interest and miscellaneous
 income                                              377                741
Gain on sale of investment
	    -	 -
Interest (expense)                               (16,040)             (4,704)
 Total Other                                     (15,663)             (3,963)

Net (Loss)                             	   $     (84,526)	    $      (45,244)
                                           ________________   _______________

Net (Loss) per Share                         $        nil     $          nil

Weighted Average Shares Outstanding          	226,184,655      	 127,808,864


     The accompanying notes are an integral part of the financial statements.


                           ARETE INDUSTRIES, INC.

                          STATEMENTS OF OPERATIONS

                    For the Six Months Ended September 30
                                (Unaudited)

                                                1998                1997
Sales                                 	 $    1,115,405        $   1,107,771

Cost of goods sold (exclusive of
depreciation shown separately
below)                                          923,489              872,847
  Gross Profit                                  191,916              234,924

Operating Expenses
Depreciation                                     21,847               14,444
Bad debts
                                                      -               20,440
Rent                                             46,020               43,000
Professional fees                                96,543                    -
Salaries                                         98,608               96,783
Other operating expenses                         83,120              104,258
  Total Operating Expenses                      346,138	             278,925
Net Operating (Loss)                        	  (154,222) 	           (44,001)

Other Income (Expenses)
Interest and miscellaneous
 income                                             376                3,532
Gain on sale of investment                        4,500                    -
Interest (expense)                              (17,278)             (10,007)
 Total Other                                    (12,402)              (6,475)

Net (Loss)                                $    (116,624)	      $     (50,476)
                                         ________________      ______________
Net (Loss) per Share                        $      nil           $      nil

Weighted Average Shares Outstanding          	226,184,655      	 127,808,864



     The accompanying notes are an integral part of the financial statements.

                         ARETE INDUSTRIES, INC.

                        STATEMENTS OF CASH FLOWS

                For the Three Months Ended September 30
                              (Unaudited)



                                                           1998              1997
Cash Flows from Operating Activities:
Net (loss)                                          $     (84,526)    $     (45,244)
Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities
    Depreciation                                           10,924             7,222
    Amortization of management fees                        14,583	                -
    Stock issued for services                              80,000                 -
    (Decrease) in customer deposits                       (93,972)                -
    Increase (decrease) in accounts
     payable, accrued expenses and
     other (Note 3)                                        66,622            25,841
    (Increase) decrease in accounts
     receivable                                            25,290	          (20,653)
                                                         ________          _________
Net Cash Provided by Operating
 Activities                                                18,921           (32,834)
                                                         ________          _________
Cash Flows from Investing Activities                            -                  -
                                                         ________          _________
Cash Flows from Financing Activities:	                          -             32,834
Net Cash (Used by) Financing                             ________          _________
 Activities   	                                              -                32,834
                                                         ________
(Decrease) in cash                                   	     18,921                  -

Cash, beginning of period                                       -                  -

Cash, end of period                                    $    18,921        $        -
                                                      ____________        __________
Interest paid                                          $    16,040        $        -

Income taxes paid                                      $         -        $        -
                                                      ____________       ____________

    The accompanying notes are an integral part of the financial statements.

                           ARETE INDUSTRIES, INC.

                          STATEMENTS OF CASH FLOWS

                   For the Six Months Ended September 30
                               (Unaudited)



                                                           1998             1997
Cash Flows from Operating Activities:
Net (loss)                                    	    $    (166,624)	       $     (50,476)
Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities
    Depreciation                                           21,847              14,444
    Amortization of management fees                        27,083	                  -
    Stock issued for services                             126,000                   -
    (Decrease) in customer deposits                      (100,511)                  -
    Increase (decrease) in accounts
     payable, accrued expenses and
     other (Note 3)                                        81,899	             21,950
    (Increase) decrease in accounts
     receivable                                            17,029	             (8,918)
                                                       __________           _________
Net Cash Provided by Operating
 Activities                                                 6,723             (23,000)
                                                       __________           _________
Cash Flows from Investing Activities                            -                   -
                                                       __________           _________
Cash Flows from Financing Activities:
Repayment of Note Payable and Advances	                         -              23,000
                                                       __________           _________
Net Cash (Used by) Financing
 Activities   	                                                 -              23,000
                                                       __________           _________
Increase (Decrease) in cash                                 6,723	                  -

Cash, beginning of period                                  12,198                   -
                                                       __________            ________
Cash, end of period                                    $   18,921	          $       -
                                                       __________            ________
Interest paid                                          $   17,278	          $   2,700

Income taxes paid                                      $        -           $       -
                                                       __________            ________

       The accompanying notes are an integral part of the financial statements.

                       ARETE INDUSTRIES, INC.

                    NOTES TO FINANCIAL STATEMENTS
                        September 30, 1998
                             (Unaudited)



 (1)     Condensed Financial Statements

The financial statements included herein have been prepared by Arete Industries, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.

The management of Arete Industries, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)     Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring operating losses, has a net capital deficiency, and is delinquent on certain payroll taxes and on payment of creditor liabilities pursuant to its Chapter 11 Plan of Reorganization. Management is attempting to raise additional capital, is in the process of executing a turn-around plan and is looking for joint venture partners and/or a business combination to grow the business.

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

(3)     Common Stock Issued

On August 10, 1998 the Company's Chief Executive Officer exercised a compensatory stock option for 5,000,000 shares of common stock for a total of $25,000. The proceeds were used to collateralize a new line of credit for the Company. Also an affiliate of the Chief Executive Officer advanced a certificate of deposit in the amount of $25,000 to collateralize an increase in the new line of credit for the Company. Pursuant to the pledge agreement, the affiliate received 2,500,000 shares of common stock as prepaid interest. The prepaid interest has been capitalized and is being ammortized over the 12 months life of the credit line. In addition, the Company issued 2,500,000 shares as collateral to ensure repayment of the $25,000 within 12 months from the date of the pledge.

The shares issued to the Chief Executive Officer were registered on Form S-8 filed in April, 1998, and the shares issued to the affiliate were issued pursuant to an exemption from registration under Section 4(2) and Rule 504 of SEC
Regulation D.

Also during April 1998, a total 1,764,706 shares were issued to the Company's Chief Executive for a six-month management fee commencing May 1, 1998 valued at $45,000. These shares were also registered under SEC Form S-8. The management fees were capitalized and are being amortized over 6 months.

(4) Subsequent Events. Effective October 3, 1998, the Company executed an agreement with the holder of all of the shares of Class B Preferred Stock to convert such stock into common stock on a one for one basis in exchange for subscription by the preferred shareholder for 17,000,000 common shares for $100,000. The agreement expires November 30, 1998 unless extended by mutual agreement. If the preferred shareholder pays the entire subscription of $100,000, he will receive 17,000,000 restricted shares of common stock. The shareholder has agreed to lock up such shares for a period of one year and to subject them to the current Voting Trust Agreement created pursuant to the Change in Control Agreement during the lock-up period.
The Shares will be unregistered common stock subject to resale under SEC Rule 144.

Effective October 1, 1998 all operating assets and principally all liabilities of the commercial printing and direct mail business were transferred to a new wholly-owned subsidiary of the Company named Global Direct Marketing Services, Inc. Accounting for operations of this subsidiary will be separated from that of the Registrant as the parent company, but all assets in the new subsidiary will be carried at their original book value before the reorganization. Management deemed this structure more appropriate and highly preferable to the former informal structure, allowing for more critical financial analysis by management of the different operating companies, and accommodating future acquisitions and new businesses pursued by the Company.

On October 2, 1998, the two outside directors, were granted incentive stock options to purchase 250,000 shares each of the Company's common stock for a period of five years at an exercise price equal to the high bid for the Company's common shares on the OTC Bulletin Board as of the end of the week of October 2, 1998. The Company agreed to register the underlying common shares under SEC registration Form S-8 once the price was determinable.

Also, on October 2, 1998, a subscription agreement was authorized by the Company granting a related party the right to purchase up to $500,000 in common stock over a two-year period at a price 25% below the prevailing market price at the time of purchase. The proposed purchase will be unregistered common stock subject to resale under SEC Rule 144.

On October 30, 1998, all contingencies to vesting of ownership of shares by a related party of 20,000,000 shares of common stock issued pursuant to the Change in Control Agreement dated April 30, 1998, were deemed removed, and the Company's right to subscribe to 500,000 shares of Aggression Sports, Inc. for $100,000 was extended for an additional six months. Additionally, employment agreements were approved for the two principal executive officers and, to accommodate the accrual of salaries and reimbursable expenses, the Company designated a new Class A Preferred Stock.
This class of preferred stock will be issued to employees and consultants for deferred and/or accrued salaries, will carry a cumulative quarterly dividend based on the prime rate posted for each fiscal quarter, and will be convertible into shares of Common Stock of the Company on the basis of all accrued salary and interest divided by 110% of the average bid for the Company's common stock on the date of issuance of the preferred shares or on the date of conversion, whichever is less. Shares of common stock underlying the new preferred shares will be registered when issued under SEC registration statement Form S-8 or other appropriate form.


                            ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Arete Industries, Inc. (the "Company") was organized as a Colorado corporation on June 21, 1987. The Company is in the business of printing advertising materials and coupons and mailing them to its customers. During 1995, the Company filed a plan of reorganization which was approved by the United States Bankruptcy Court.

The Company generated operating revenues of approximately $531,624 with cost of goods sold of $459,911 (or 86% of sales) during the quarter ended September 30, 1998. This is compared to operating revenues of $506,186 and cost of goods sold of approximately $417,625 (or 82% of sales) during the quarter ended September 30, 1997. This increase in sales was attributable mainly to increases in orders from existing customers over the comparable period. The marginal increase in cost of goods sold is attributable to an increase in direct labor expense which were not passed directly through to customers. Operating expenses of approximately
$140,574 (or 26% of sales) were incurred during the quarter ended
September 30, 1998, compared to $129,842 (or 25% of sales) in the quarter ended September 30, 1997. This increase was largely due to extraordinary legal, accounting and corporate compliance costs associated with shareholder actions, Securities and Exchange Act filings and expenses associated with the shareholders' meeting held on September 1, 1998. The Company had a net loss of $68,862 (or 12% of sales) during the quarter ended September 30, 1998 compared to a net loss of $41,281 (or 8% of sales) during the same period of 1997.

Management has begun implementing management information systems to assist in devising cost cutting strategies to eliminate operating losses. Also, management plans to expand marketing and adding much needed administrative staff for customer service, scheduling and accounting, losses will be eliminated within the next two fiscal quarters.

The Company had liabilities in excess of assets at September 30, 1998 of $137,759.

At September 30, 1998, the Company had no material commitments for capital expenditures.




PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

On May 1, 1998 an action was filed by certain shareholders in The District Court for Jefferson County, Colorado against the Company and its then current and former officers and directors for certain relief fundamentally to force a shareholders meeting, to prevent former management from voting their shares at such meeting and to prevent management from issuing further shares of stock and from taking any other material actions with respect to the Company while the actions were pending. Plaintiff's alleged certain improprieties by former management without specificity and sought extraordinary relief in expedited proceedings which were held on May 15th, 1998. New Management vigorously defended the action and prevailed at the expedited hearing. New Management for the Company stipulated to holding a meeting of shareholders on September 1, 1998 and performed its obligation without delay. The plaintiffs' failed to take advantage of their opportunity to propose an alternative slate of directors or pursue a contested election through solicitation of proxies, which the Company was willing to distribute on their behalf. The Shareholders meeting was held pursuant to the Court's order, whereafter the Company applied for dismissal of the Action with prejudice, which application was recently granted by the Court on October 8th, 1998.

The Registrant was recently made aware that the staff of the Central Regional office of the U.S. Securities and Exchange Commission (the "Commission") is proposing administrative enforcement proceedings against the Registrant and its former management including its current Chief Executive Officer alleging for certain violations of the federal securities laws arising out of informat-ion made public in press releases issued in February of 1998 by the Registrant pertaining to a proposed acquisition. No formal notice of institution of any such proceedings has been received and management, believing the Registrant and current management to be without culpability in this regard, intends to vigorously defend such actions if they are ultimately brought. Pursuant to the Change in Control Agreement executed on April 30, 1998 and its Articles of Incorporation, as Amended and Restated to date, former and current management are entitled to claim indemnification and reimbursement and/or advance of legal fees and expenses in connection with such action.

Item 2.     Changes in Securities and Use of Proceeds

(a) Effective September 1, 1998 pursuant to amendments to the Articles of Incorporation approved by shareholders on such date common shares of the Registrant were converted from shares with par value to shares without par value. Other than the impact on accounting for capital of the Registrant, there is no material impact on the rights of holders of such securities.

(b) Not Applicable.

(c) Recent Sales of Unregistered Securities. During the period covered by this report securities of the Registrant were sold to an affiliated entity of an Officer, as described in Note (3) to Financial Statements, above, and incorporated herein by reference. There were no underwriters involved, and the proceeds were used to pre- pay interest on a loan of a certificate of deposit from such affiliated entity to the Registrant to collateralize a line of credit for the Registrant.

Item 4.     Submission of Matters to a Vote of Security Holders

An Annual Meeting of Shareholders was held on September 1,
1998 in Boulder, Colorado.   The shareholders elected
five individuals to the board of directors according to the vote tally set forth below:

Thomas P. Raabe  104,899,397 For, 0 Abstain and 124,000 Withheld
Fred Boethling   104,899,397 For, 0 Abstain and 124,000 Withheld
Stephen E. Reichert 104,899,397 For, 0 Abstain and 124,000 Withheld Thomas Y. Gorman 104,899,397 for, 0 Abstain and 124,000 Withheld
Keith Talbot     104,899,397 for, 0 Abstain and 124,000 Withheld

Other Matters submitted to a vote were:

     Adoption of the 1998 Omnibus Stock Option and Incentive Plan which provides for issuance of up to 24 Million shares of common stock one half of which can be issued to current management and Mr. Hobbs and one-half of which will be reserved for issuance to key employees, directors and consultants or advisors of the Company during fiscal year 1998. The Plan authorizes share bonuses, performance awards, qualified and non-qualified stock options, stock appreciation rights (SAR's), restricted stock purchase rights, stock issuances in lieu of salary and dividend equivalents as determined by the compensation committee of disinterested directors of the board of directors. The Plan complies with applicable IRS regulations and Section 16 of the Securities Exchange
Act of 1934. Shares were reserved for issuance to current management pursuant the Change in Control
Agreement dated April 30, 1998.

This measure was approved by shareholders as follows:

For: 97,421,347; Withhold: 5,979,000; Abstain: 170,000

      Ratification of Amendments to the Articles of Incorporation, including: (i) changing the name of the Corporation to Arete Industries, Inc.;
(ii) elimination of Par Value for all capital stock of the corporation; (iii) combining unissued capital stock including common and preferred into a single category of no par value capital stock; and
(iv) adopted restated and amended articles of incorporation combining all former amendments and effecting certain housecleaning amendments to conform the Articles of Incorporation to changes in the state corporation statute since inception of the Corporation.

This measure was approved by shareholders as follows:

For: 102,840,176; Withhold: 706,161; Abstain: 170,000

	Ratification of Appointment of Independent Auditors, re-election of Schumacher & Associates, Inc. of Englewood,
Colorado as the independent auditors of the Corporation for the upcoming audit of the 1998 fiscal year.

This measure was approved by shareholders as follows:

For: 104,875,357; Withhold: 122,000; Abstain: 24,000

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

There were no Reports on Form 8-K filed during the period covered by this report.

The following exhibits are attached:

Exhibit No.	                                                Page No.
3(i)	Amended and restated Articles of
      Incorporation of Arete Industries, Inc.                EX-3.1
10-1	Omnibus Incentive Stock Compensation Plan
      Adopted September 1, 1998                              EX-10.1
10-2	Description of Stock Option Agreement with
      Thomas P. Raabe adopted on August
      10, 1998 by resolution of the board of directors       EX 10.2
10-3  Guarantee and Pledge Agreement with the
      Thomas P. Raabe Trust                                  EX 10.3
27	Financial Data Schedule	                                  EX - 27


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       				ARETE INDUSTRIES, INC.



Date: November 20, 1998	    By:  /s/  Thomas PP. Raabe, CEO
                            Principal Executive Officer

Date: November 20, 1998	    By: /s/ Fred Boethling, CFO, Secy./Treas.
                            Principal Financial and Accounting Officer