Form 10KSB
period 1998-12-31
ARETE INDUSTRIES INC
filed 1999-04-16
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                Form 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998	Commission file No. 33-16820-D

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       ARETE INDUSTRIES, INC.
(Exact name of small business issuer as specified in its Charter)

     Colorado                              84- 1063149
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification No.)


     2305 Canyon Blvd. Suite 103, Boulder, Colorado         80302
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

State Issuer's revenues for its most recent fiscal year:   $888,371

On April 13, 1999, the Registrant had 235,413,310 shares of common voting stock held by non-affiliates. The Aggregate market value of shares of common stock held by non-affiliates was $1,647,893 on this date. This valuation is based upon the average low bid price for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD").

Documents Incorporated By Reference: Part III, Items 9-12 of this Form are incorporated by reference from Registrants Proxy Statement for its upcoming meeting of stockholders scheduled for approximately June 10, 1999, which will be filed with the Commission by amendment to this Form 10-KSB on or before the earlier of the date of mailing to stockholders or 120 days from December 31, 1998 per general instruction E(3) of Form 10-KSB.

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

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

On April 13, 1999, the issuer had 273,155,516 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes_ No X .


                                PART I

Item 1 - Business

General Development of the Business

Arete Industries, Inc. (the "Company") was organized under the laws of the State of Colorado on July 21, 1987, under the name "Travis Investments, Inc." On September 1, 1998, the shareholders approved a name change of the Company to Arete Industries, Inc. In June of 1988 the Company completed an initial public offering as a Blank Check public company and in October of that year, made its first acquisition of a coop coupon direct mail advertising business, Vallarta, Inc. of San Diego, CA and its wholly owned subsidiary LeMail, Inc. a Colorado company. The Company then merged with Donis Corp., Inc. of Omaha, Nebraska which was involved in retail office supplies, printing, business forms. In 1993, the Company acquired the assets of American Advertisng Distributors, Inc. of Mesa, Arizona out of bankruptcy for stock, which operated a nationally franchised coop coupon direct mail business.

The Donis acquisition was unwound in October, 1994 when the Company, then directed by the management and former owners of Donis, filed the Company filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code, under Case No. BK. 94-81544 in the U.S. Bankruptcy Court for the District of Nebraska (the "Bankruptcy Case"). The Company filed a Plan of Reorganization which was approved and confirmed by the Bankruptcy Court on September 25, 1995 with an effective date of November 6, 1995 which fundamentally spun off all Donis assets and liabilities back to the original owners. During the Bankruptcy Case, Liberty Capital Corporation, a Colorado corporation ("Liberty Capital"), the principals of whom had been previously involved with the Company and its former management as stock brokers and then outside promoters, entered into a settlement agreement with Donis principals to spin off Donis assets to the former owners and recover the remaining business assets and franchise network of the Company. During the Case, management control was transferred to principals of Liberty Capital, Steve Cayou and Jeff Skinner, and they arranged and completed several private placements to infuse cash into the Company to facilitate settlements and cover operating losses of the Company.

Upon emerging from the Bankruptcy case, a number of improvements had been made including restructuring certain debt and equity including a 1 for 5 reverse stock split and cancellations of substantial amounts of common and Class A Preferred stock and settlement or acquisition by Liberty of certain leases and encumbrances on the Company's operating equipment. As of December 31, 1998, the Company had paid off its perfected secured and certain priority claims but remained in arrears on certain payments to certain allowed unsecured creditors as provided under its Plan of Reorganization (See Notes l (a) and 3 to Financial Statements).

The Company currently has authorized 500,000,000 shares of no par value common stock. As of April 13, 1999, the Company had 13,125,000 shares of Class B Preferred, face value $328,125. These shares are scheduled to be converted into an equal number of shares of common stock pursuant to an agreement with the shareholder which currently expires on May 30, 1999. The Series B Preferred is voting, noncumulative, redeemable and, pursuant to an agreement with the holder thereof, is convertible at the option of the Company into shares of common stock for $.025 per share at face value plus accrued dividends through April 30, 1999, subject to extension. The Class B Preferred, commencing January 1, 1994, accrues dividends at the rate of prime plus 4%, when and if declared by the Company. As of December 31, 1998 cumulative dividends of $383,400 are in
arrears.   (See: Note 4 to Financial Statements - Preferred Stock).

Upon emerging from Chapter 11 in September 1995, the Company engaged in a strategy to complete a substantial acquisition in another business, and resolved to simply maintain the coop coupon business in a survival state until this objective was accomplished. Funds were infused into the Company by Liberty Capital to cover operating losses and continue to resolve post-bankruptcy debts, but no resources were devoted to developing management and financial systems and controls, marketing or maintenance of the franchise system, and the equipment was allowed to deteriorate without substantial maintenance or rebuilding.

Messrs Cayou and Skinner were unsuccessful in completing an acquisition and, during 1997, encountered pressure from certain shareholders to complete a transaction. For this reason and under pressure from certain independent shareholders to remove Messrs Cayou and Skinner from the Board of Directors, on April 30, 1998, Messrs. Cayou and Skinner resigned as officers and directors of the Company and transferred management and board control of the Company to its special securities counsel and business consultant, Thomas P. Raabe and Fred C. Boethling, who is a business associate of Mr. Raabe.

Despite being immediately faced with defending a hostile shareholders suit and a court-ordered shareholders meeting, Messrs Raabe and Boethling began a turnaround and restructuring program designed to fix the current business, clean up the capital structure and generate profitability and positive cash flow in order to make the Company an attractive investment opportunity and acquisition vehicle. Since taking over control in April of 1998, new management has restructured the Company into a holding company; transferred the direct mail business into into Global Direct Marketing Services, Inc., a wholly owned subsidiary of the Company ("Global Direct"); shut down and liquidated the Company's Council Bluffs printing and mailing facility; and began outsourcing the requirements of its coop coupon and direct mail business. New management plans to grow the Company internally and by acquisition of additional and complimentary capabilities through merger, asset purchase, stock exchange, strategic alliances and joint ventures.

In February of 1999, management engaged in a joint venture with SourceOne Worldwide, LLC, a privately owned Colorado based direct mail and fulfillment company ("SourceOne") to take advantage of the synergies between the two businesses and to avoid the costs and ongoing risks and inefficiencies of rebuilding and operating the Council Bluffs print and mail facilities. The purpose of its joint venture with SourceOne, is to create and operate a full scale commercial printing operation within a new subsidiary to be formed, which will service all of the printing business of the Company, SourceOne and new business from around the Denver regional market. Once it is funded with working capital and has purchased approximately $3.5 million in printing and pre-preproduction equipment, of which there is no assurance, this new entity will begin servicing approximately $2 million annually in existing printing business, and will service new business generated from over $22 million in potential printing work which SourceOne currently mails, but presently cannot print. Additionally, the new company will have an internal sales department to sell commercial print work to the local and regional Denver market. As presently planned, the new printing company will have the capacity to generate in excess of $30 million in printing revenues and the partners hope to fill that capacity within 12 to 24 months of start-up.
Narrative Description of Business of the Company

Since commencement of operations, the Company's primary business has been graphics, printing, advertising and fulfillment of direct mail advertising programs, particularly in the national and neighborhood coop coupon mailer niche. The Company has sold its services under a variety of direct marketing mechanisms including a network of licensed dealers, franchisees, and Franchise Area Developers (bulk franchises packaged for resale through dealers or "FAD's") and recently through direct customer service agreements. The Company's coop coupon mailer advertising business is full service providing marketing materials, graphics support, printing, compiling, and assembling of inserts, stuffing envelopes, mailing list acquisition and generation, and direct mailing of the advertising material on behalf of its customers. Most orders are prepaid upon approval of the production order. The direct mail business is currently operated under a variety of tradenames and formats, all which, in the opinion of new management need substantial updating. In addition to traditional methods, the Company has been moderately successful in marketing coupon mailing programs through small market radio and television stations.

On October 1, 1998, the Company formed a wholly owned subsidiary, Global Direct Marketing Services, Inc. ("Global Direct") to act as a dedicated marketing company. Global Direct will operate the current coop coupon advertising business and will manage the franchise network as an independent division. Global intends to market and sell printing, direct mail and other print and electronic marketing products and services such as self-mailers, catalogue and directories, data base management and marketing, target marketing, lead acquisition and tracking, and web site design, development, administrating, hosting and webmastering.

The coop coupon direct mail business has become extremely competitive with the customer base becoming more sophisticated and purchasing printing and fulfillment based on price and quality. The rapid growth of electronic commerce demands that the Company completely rethink and restructure its business to take the opportunity available through SourceOne to blend print/mail marketing services with electronic commerce marketing services. The thin margins of direct mail coupons must be augmented with value added services which can be provided as a package to the customers of the franchisees. The franchisees must be given new and more effective marketing tools as well as a package of effective products and services which better serve the customer base. The Company believes that with an entirely new vision based on combining electronic commerce, information technology and direct mail reinforcement of web based marketing systems, the Company, in partnership with SourceOne, is positioned to capture a significant market share in the direct marketing market.

Global Direct is dedicated to modernizing and making its franchise business more profitable and desirable as a business opportunity for the existing network of franchisees as well as experienced and established coop coupon franchisees from other systems who are looking for a top of the line reliable support and fulfillment system where they can make good money with as little intrusion into their business lives as possible. To this end Global Direct has undertaken to revitalize and restructure its franchise business by hiring a franchise manager, preparing a new Uniform Franchise Offering Circular which will enable the Company to sell new franchises, providing enhanced services to franchisees and prospects such as direct and remote training and support, modern communications and networking capabilities, new product and service offerings and developing new approaches to the business including offering premium printed products and value added marketing services over the internet. Global Direct currently has two full-time employees who provide customer service, job tracking and assembly and graphics. The remaining operational services have been assumed and undertaken by SourceOne. Global and SourceOne have begun co-developing capabilities of using advanced information technology and market research techniques, electronic commerce and web based marketing systems to refocus its business on offering value added marketing services to a broader population of customers including independent home based businesses in addition to retail merchants. The Company intends to exploit the extensive electronic commerce, telemarketing, printing, fulfillment and other capabilities of SourceOne Worldwide in expanding its revenues and increasing its margins by offering higher profit and value added services to its customer base.

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

Competition

The direct mail business is highly competitive and the Company has a number of competitors across the United States. Sizes of competitors range from small 'mom and pop' local businesses to large, well capitalized corporations, with substantial operating histories. The Company sells and therefore must compete, nationwide, but due to its recent financial distress, has not been able to afford substantial marketing efforts necessary to increase market share.

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

The Company, through LeMail, Radiomail and AAD, has approximately 50 active franchises/licensees covering almost every state. Certain of the Franchise Area Dealers are active, mail to only a portion of their territories, but are actively trying to expand into their remaining areas.

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

Employees

The present number of employees of the Company has been reduced from the number employed during fiscal year ended December 31, 1998. Global Direct had approximately 18 employees, including 16 production and office employees in Iowa during 1998 which have now been reduced to 2. The parent company has two executive officers in corporate headquarters located in Boulder, Colorado. The CEO and CFO are currently on employment agreements and the Company employs part-time professional business, accounting and financial consultants on an as needed basis.

Item 2 - Properties

During fiscal year ended December 31, 1998, Global Direct leased approximately 27,000 square feet of space at 3415 W. Broadway, Council Bluffs, Iowa, telephone number (712) 328-3040. These facilities housed the principal operating facilities of the Company. The Company leased these facilities from a non-affiliated party pursuant to a month to month lease. The rent was approximately $7,166.66 per month triple net, and the total cost of the facility including utilities and maintenance is approximately $10,000 per month. Commencing May 1, 1999 Global Direct will lease an 1,100 foot office suite from a non-affiliate to house its graphics and customer service operations for the franchise network. The rent will be $1,100 per month gross on a one year lease. Arete sub-leases a portion of a 800 square foot suite of offices in Boulder, Colorado from its director and CFO for approximately $550 per month plus utilities and supplies.

Item 3 - Legal Proceedings

To the knowledge of management, during the fiscal year ended December 31, 1998, and to the date hereof, other than as disclosed herein, the Company is not nor was a party to any material legal proceedings, and no such proceedings are known to be contemplated. Similarly, to the knowledge of management, and for the periods indicated, other than as disclosed herein, no director or executive officer of the Company is or was party to any material legal proceeding wherein any such person had an interest adverse to the Company. The Company, its current and former officers and directors were named in a certain proceedings filed in the District Court of Jefferson County, Colorado on May 1, 1998 by certain shareholders of the Company demanding a shareholder meeting and requesting certain extraordinary relief by the Court alleging misdeeds of management without specifying any such act in particular. This matter was resolved on September 1, 1998 with the holding of the last annual meeting of shareholders and the mentioned law suit has been dismissed with prejudice. The Securities and Exchange Commission has notified the Company, its former and current officers, that the SEC enforcement staff intends to recommend enforcement proceedings pertaining to the issuance of a press release by the Company in February, 1998 concerning a possible acquisition and the untimeliness of previous quarterly and annual reports. To date, the Company has not been made aware of any such proceedings being initiated, and if initiated is determined to vigorously defend such action. The Company has agreed to indemnify the former and current officers for their legal expenses incurred in connection with these threatened actions. The Company believes that neither it nor its former or current directors and officers is guilty of any wrongdoing, whether intentional, reckless or negligent.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the past quarter. The Company has tentatively scheduled its annual meeting for June 10, 1998 in Boulder, Colorado.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of the Company is listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "AREE."

The following table shows the range of high and low bid quotations for the Company's common stock for the past two fiscal years, as reported by the National Quotation Bureau monthly reports or "Pink Sheets". Prices reflect inter-dealer prices, and do not necessarily reflect actual transactions, retail mark-up, mark-down or commission.

                         STOCK QUOTATIONS

	                                           BID
	          Quarter Ending:          High            Low
Fye 3/31/98
	          6/30/97            	$   0.025	      $  0.02
	          9/30/97                 0.0275	         0.02
	          12/31/97                0.0325          0.02
	          3/31/98                 0.20            0.022
Fye 12/31/98
	         6/30/98                  0.0525           0.016
	         9/30/98                  0.02             0.005
	         12/31/98                 0.015            0.006

As of April 13, 1999, the number of record holders of the Company's common stock was 329. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name.

Dividends

The Company has not paid any dividends with respect to its common stock, and it is not anticipated that the Company will pay dividends in the foreseeable future. While no dividends have been declared or have therefore accrued, cumulative dividends in the amount of $ 383,400 are in arrears as of December 31, 1998, on the Company's Series B Preferred Stock. (See: Note 4 to Financial Statements).

Recent Sales of Unregistered Securities

During the period of March 31, 1998 through December 31, 1998, the Company sold the following unregistered securities:

Common Stock no par value

Date               Amount Sold       Purchaser           Consideration
April 30, 1998     30 Million       Aggression Sports     44% equity, booked
                                                          at $3,000 Exmpt.
                                                          Rule 4(2)

4/30/98            20 Million        Boethling\Raabe      Compensation
                                                          booked at $2,000
                                                          Exempt Sec. 4(2)
4/30/99            10 Million        Peter N. Hobbs       Incentive to stay
                                                        vests if employee stays
                                                          with co. booked
                                                          at $10,000 5 million
                                                      shares were cancelled
                                                       Exempt Sec. 4(2)
8/10/98             5 million      Thomas Raabe Trust  Interest/Pledge
                                                        2,500,000 is held as
                                                        collateral, 2,500,000
                                                        paid for doing deal
                                                        Exempt Sec. 4(2)
10/10/98 -         17 million      Gary McMullen       $100,000 Rule 504/Reg. D
4/14/99            total, $35,400                     (subscription
                                                        Accredited Inv.




Item 6. - Management's Discussion and Analysis

Overview

Management reports that effective March 31, 1999, the entire financial structure of the Company, relative to the coop coupon advertising business, has changed. The Company is currently outsourcing all of its print and direct mail fulfillment business, which has the effect of drastically reducing fixed costs and making most of the cost of the coupon advertising business variable. The key to making the business profitable will be whether the efficiencies gained by the outsourcing arrangement disclosed elsewhere herein with SourceOne Worldwide will be offset or enhanced by the existing franchisee pricing structure and revenue levels from the companys customers. While the Joint Venture with SourceOne described elsewhere herein, drastically simplified the company's business and enabled management to focus on the key problems with the business, it remains to be seen whether the coop coupon business can be made profitable. This will depend on the Company's ability to renegotiate its pricing structure with its franchisees, licensees and customers as to its current products and services, and whether or not the Company can develop new profit centers for its customers.

The current financial statements reflect a change in fiscal year to December 31 from March 31 and therefore reports financial results for the shortened 9 month period and the two prior two fiscal years. It also provides consolidated financial statements reflecting the creation of two subsidiary corporations during the 9 month period following the change in control on April 30, 1998.
On October 1, 1998, the company transferred all print and direct mail operations to a new wholly owned subsidiary, Global Direct Marketing Services, Inc. Excluded from the transfer and retained in the parent Company, Arete Industries, Inc. were certain assets, obligations and accounts which either could not be transferred (prior periods employee tax obligations, etc.) or which pertained to the parent company only. Arete is a participant in a venture with Boulder Sports, LLC, an affiliate of its CEO and CFO in ownership of subsidiary, Aggression Sports, Inc. Currently, the Company holds a minority equity interest in this Company, with the option to acquire additional equity for infusions of cash. Aggression has not assets or operations and is in the development stage. The financial results only reflect the effect of issuance of common shares of the Company to Aggression Sports, Inc. in exchange for the Companys current equity position in Aggression.

Since April 30, 1998, the Company has been in a turnaround and restructuring mode. Current management signed on to develop and implement a strategic plan to restore the company to financial viability. Prior to coming on board, management believes that there were substantially no accounting or fiscal controls, no cost accounting system or other reliable management information systems in place in order to assist management in evaluating the financial situation. Therefore, while management is confident that its current financial information reported herein fairly and accurately reflects the results of operations, management's efforts in implementing new systems and controls have not progressed to the point of enabling them to thoroughly interpret this information as to the underlying forces behind the Company's financial performance.

Fortunately, the Company encountered and seized the opportunity to engage in its joint venture relationship with SourceOne Worldwide, described elsewhere, which has eliminated the need to devote further time and resources to fixing the Council Bluffs operations. This situation has highlighted new problems including the low profitability levels of the current franchise business due to its pricing and operating structure. Fundamentally, the Company's pricing structure does not reflect the costs of providing the product and service to the franchisees. Since the Company currently outsources its printing and direct mail work in total, it no longer has the luxury of controlling its costs in the manner it has done in the past. While the Company believes that the SourceOne Joint Venture will benefit the Company with the highest stability and efficiency which translates into the most competitive cost structure available, the benefit will be lost if the Company is contemporaneously locked into a losing pricing structure with its customers. As of the time of this report, management cannot address this issue with any precision, nor can it predict whether it will be successful in renegotiating prices with its customers if and when necessary.

The Company is in need of substantial amount of equity capital and funding for equipment acquisitions in order to achieve certain economies of scale and to begin to offer expanded services and products to its customers. The restructuring the Company is currently carrying out is designed to reduce cash losses, cut fixed overhead and eliminate direct labor and certain variable costs while the business is being re-engineered.

Management believes that a major capital and corporate restructuring will be required in order to attract investment capital as well as qualified operating management and acquisition opportunities. Management wants to take advantage of the publicly held nature of the Company's stock to pursue strategic acquisitions in a number of industries. Other than a subscription from a non-affiliated individal to purchase up to $100,000 in common stock, there are currently no acquisition or capital funding transactions pending and no assurances that such opportunities will become available in the near future, nor that Management will be able to keep present operations viable.

The Company remained burdened with trade debt obligations and a continuning lack of working capital to expand marketing, enhance customer service and provide fulfilment services. Through the end of the fiscal year, the printing operations continued to operate at or under a break-even revenue level although significant improvements in cash management systems and operating efficiencies had been achieved. In August, 1998 the Company's CEO invested cash and pledged a personal certificate to collateralize a $50,000 working capital line of credit. This line afforded the Company the opportunity to install a cash management system ending ongoing bank service and overdraft charges.

Finally, the Company is in the process of transitioning its operations to SourceOne and is experiencing problems one would expect from this type of situation. Certain of the franchisees have been effected more than others and are threatening to leave the system. Notwithstanding this, the reality is that these problems were to be expected and are the necessary symptom of merging two different operating systems. Management is very pleased to have access to the professional staff of SourceOne assist the Company's employees and through them, have the Company's customers learn to adapt to a bona fide printing business environment. Despite these conditions, the Company otherwise maintains a steady flow of work from its long standing customers.

Financial Condition

The Company had $61,523 in total assets and approximately $362,006 in total liabilities at fye 12/31/98, as compared to $135,024 and $ 427,894 at the end of fiscal 3/31/98, respectively. The Company had $ 25,544 in net accounts receivable at the end of fye 12/31/98, as compared to $65,621 at the end of fiscal year ended 3/31/1998. Accounts payable and accrued expenses in fiscal year 12/31/98 were $297,462 as compared to $311,355 in fye 3/31/98. During fye 12/31/98, the Company signed a promissory note for $50,000 as a line of credit. The balance of that note on December 31, 1998 was $48,800. The note is secured by two separate certificates of deposit in the amount of $25,000 each, one of which was pledged by the Company's CEO, the other was purchased with proceeds of a stock purchase of 5,000,000 shares for $25,000 by the Company's CEO. During fiscal year ended 3/31/98, the Company paid off $129,764 in notes payable to insiders and bank debt incurred from the previous fiscal year, but experienced an additional $116,539 in customer deposits. The Company remains in arrears on certain payments due under its Chapter 11 Plan of Reorganization. (See - Note 3 to Financial Statements).

During the period ended December 31, 1998, the Company continued to rely upon infusions of capital from stock sales from affiliates and from a pending subscription from an unaffiliated party. These proceeds were expended on purchasing the Certificate of Deposit referred to above, funding ongoing operating losses and reducing operating and trade debt obligations. During this period, the Company decreased accounts payable by $54,967, decreased accounts receivable by 65,621 and decreased customer deposits by 105,748 over the prior period ended March 31, 1998. During fiscal year ended March 31, 1998, the Company paid off its secured note to Firstar Bank and paid off pre-petition payroll tax liabilities, but owes approximately $65,000 in additional payroll taxes for calendar years 1995 through 1997, which is currently being paid pursuant to an installment agreement of $3,000 per month. Also, during fiscal year ended March 31, 1998, the Company repaid $258,796 in debt consisting of $23,200 in past due lease payments on equipment and $235,596 in cash advances and loans from a related party, and purchased equipment valued at $42,800 from a related party for a total of 20,346,380 shares of common stock of the Company. The equipment lease pertaining to the equipment which was cancelled in this transaction provided for monthly lease payments of approximately $1,400.

Results of Operations

The Company's revenues from operations for the year ended December 31, 1998, were $888,371. Revenues from operations for the previous year ended March 31, 1998 were $2,192,755 which reflected postage deposits from customers. The Company no longer includes postage deposits from its customers in its revenue and books these funds as liabilities or expense advances from the customer.

Gross profits from operations for the 9 month period ended December 31, 1998, were $258,228, or 29% of sales, compared to $ 393,414 or 17.9% of sales for the
year ended March 31, 1998.   Cost of sales at $630,143 or 71% of sales were
down as a percentage of sales from fye 3/31/98 at $1,799,341 or 82.1% of sales which is attributable to better trade credit terms and supplier prices and more efficient usage of direct labor.

Operating expenses increased as a percentage of sales from 58% of sales in fye 3/31/98 to 72.9% of sales in the 9 month period ended 12/31/98. The increase was attributable to expense of $240,000 for stock issued for services and a $60,000 write off of bad debt.

The net loss for the 9 month period ended 12/31/98 was $ 575,515 or 64.8% of sales as compared to a loss of $307,676 or 14% of sales for the fye 3/31/98. The substantial increase in the loss as a percentage of sales is attributable in part to $186,415 in other expenses including the writedown of $150,000 for the Company's investment in Aggression Sports, Inc. $60,021 bad debt expense, and $240,000 expense for stock issued for services without which the loss would have been $125,494 or 14.1 % of sales. Gross Margins of 29.1% decreased from
32.9 percent of sales between fye 3/31/98 to the short year ended 12/31/98 serves as the largest single indicia of the extent of operational and management problems encountered in Council Bluffs and served as the primary indicator compelling management to determine to shut the operation down rather than spend cash the Company did not have.

Liquidity and Capital Resources

The Company had a working capital deficit as of December 31, 1998, of $300,483. This compares to a working capital deficit of $343,095 in fye 3/31/98, an insignificant difference. Losses were again partially funded with issuance of common stock, new bank debt, increases in Accounts Payable and cash advances from related parties. During the nine month period ended 12/31/98 an aggregate of 84,047,772 shares of common stock were issued for aggregate consideration of $567,902. (See - Notes to Financial Statements - Note 5 - Common Stock).

During fiscal year ended March 31, 1998, the Company issued 1,500,000 shares of its common stock valued at $37,500 for exercise of an employee stock option and 200,000 shares valued at $0.025 in lieu of salary. During this period, the Company repaid a total of $258,797 in amounts owing to related parties and purchased certain leased equipment valued at $42,800 with a total of 20,346,380 shares of its common stock valued at $0.015 by the board of directors.

The Company lacks sufficient capital or revenue to pay for additional marketing and customer support personnel to increase revenue. Management decided to close the Company's Council Bluffs operations partly because continuing losses were absorbing capital resources and neutralizing management's fund raising efforts. The Company, as it is currently structured has made progress in becoming an attractive investment for new equity investors players, but the Company has a long way to go to qualify for conventional bank or venture capital financing. Additional equity capital is necessary to finance working capital for the new printing operation and for development of Global Direct's marketing services capabilities. Management is resolved to continue to bootstrap the Company as long as it is able to generate positive cash flow to finance growth and retire debt. Management has prepared investment summaries and has approached leasing companies to assist it in purchasing new printing equipment which efforts, management believes, may be feasible in the short term. Due to the current financial condition of the Company and the relative lack of liquidity in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with additional bank debt on favorable terms in the near future. Never the less, due to such conditions, the Company may be required to issue further common stock to pay executives, consultants and other employees which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term. (See - Note 7 to Financial Statements).

Year 2000 Disclosure

The Company has not completed an assessment as to whether it has material issues concerning the Y2K problem. Assuming the presence of the Y2K problem in general, in its current configuration, the Company either does not own software or equipment with Y2K issues or that equipment and/or software it does own is not material to the business of the Company.

The Company has not undertaken an independent investigation nor has it contracted with any third party to investigate for it whether any business partner has Y2K issues. The Company has not contacted its vendors, banks, customers or utility providers for instruction on their Y2K preparedness. The Company has not determined whether it has any options or actions which would constitute a contingency plan in the event of any material Y2K event.

The Company has made a determination that if Y2K occurs, the impact that event will have specifically on what the Company does directly in its business will be minor. On the other hand, the Company has a material relationship with one or more third parties which have substantial Y2K issues and has informed the Company has not completed its Y2K compliance to date. If this entity incurs work stoppage or significant damage as a result of a Y2K event, the Company would experience a delay in completion of work being processed for its customers, which would delay if not impair the Company's revenue stream, and potentially impact the Company's ability to continue in busines. However, the products and services which the Company purchases from this entity are easily replaced and slightly higher prices and with less reliable service.

The company will not lose material software, computer systems, equipment or other assets in the event of a Y2K event.


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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. - Certain Relationships and Related Transactions.


                                 PART IV

Item 13. - Exhibits and Reports on Form 8-K.

Reports on Form 8-K.

There were no Reports on Form 8-K of the Securities and Exchange Commission filed during the period ended December 31, 1998.


Exhibit No.   Description
Ref. No.
EX-2.1*      Plan of Reorganization and First Addendum to Plan of Reorganization
            Chapter 11 Case No. BK94-81544, US Bankruptcy Court District of
            Nebraska, confirmed on September 25, 1995, effective November 6,
            1995. Incorporated by reference from exhibits to Form 10-KSB for fiscal year ended March 31, 1996.  Previously filed
EX-2.2*      Disclosure Statement and First Addendum to Disclosure Statement
             in above Bankruptcy Matter. Incorporated by reference from exhibits to Form 10-KSB for fiscal year ended March 31, 1996.
             Previously filed
EX-3.1      Restated and Amended Articles of Incorporation
EX-3.2      Amended Bylaws adopted October 1, 1998
EX-4.1      Designation of Class B Preferred Stock, incorporated
            by reference to Exhibits filed under Form 10-K for
            fiscal year ended March 31, 1991, Commission file No. 33-16820-D.
EX - 4.2    Designation of Class A Preferred Stock.
EX - 10.1   Raabe Employment Agreement
EX - 10.2   Boethling Employment Agreement
EX - 10.3   Conversion and Investment Agreement
EX-27       Financial Data Schedule

* These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein.




                ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

                     CONSOLIDATED FINANCIAL STATEMENTS

                               and

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

            December 31, 1998, March 31, 1998 and March 31, 1997







               ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

              December 31, 1998, March 31, 1998 and March 31, 1997

                             Table of Contents

                                                            Page
	Report of Independent Certified Public Accountants	         F-3

	Consolidated Financial Statements:

		Consolidated Balance Sheet				                             F-4

		Consolidated Statements of Operations		                    F-5

		Consolidated Statement of Changes in
	     Stockholders' (Deficit)					                           F-6

		Consolidated Statements of Cash Flows		                    F-7

		Notes to Consolidated Financial Statements	                F-8

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Arete Industries, Inc.

We have audited the consolidated balance sheet of Arete Industries, Inc. and Consolidated Subsidiary as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for the nine month period ended December 31, 1998 and two years ended March 31, 1998 and March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arete Industries, Inc. and Consolidated Subsidiary as of December 31, 1998 and the consolidated results of its operations, its changes in stockholders' (deficit) and its cash flows for the nine month period ended December 31, 1998 and the two years ended March 31, 1998 and March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, is delinquent on payment of creditor liabilities including payroll taxes and creditor liabilities pursuant to the Company's plan of reorganization, and is being investigated by the Securities and Exchange Commission for alleged securities law violations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


					Schumacher & Associates, Inc.
					Certified Public Accountants
					12835 E. Arapahoe Road
					Tower II, Suite 110
					Englewood, CO 80112
April 14, 1999

               ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED BALANCE SHEET
                            December 31, 1998
ASSETS
Current Assets
  Restricted cash (Note 7)	                      $	25,000
  Accounts receivable, net of allowance for
    doubtful accounts of $167,578 		              25,544
  Prepaid expenses		                              10,979
                                                 ________
   Total Current Assets		                         61,523

Furniture and equipment, net of accumulated
  depreciation of $125,054 (Notes 1,2 and 9)	           -
                                                 ________
   Total Assets	                                $	61,523

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
  Outstanding checks in excess of amounts reported
   by bond                                      $  4,953
  Customer deposits	                              10,791
  Note payable (Note 9)	                          48,800
  Accounts payable and accrued expenses (Note 3) 297,462
                                             ___________
	  Total Current Liabilities	                    362,006
                                             ___________
  Total Liabilities                              362,006

Commitments and contingencies
 (Notes 1,3,4,5,6,7,8,9,10,11 and 12)                  -

Stockholders' (Deficit)(Notes 4,6,8,10,11 and 12):
	Redeemable preferred stock - $.0001 par
	 value 100,000,000 shares authorized:
	 Series A, none issued and outstanding 	              -
	 Series B, 21,136,842 shares issued and
	 outstanding, (liquidation amount of
	 $528,421)	                                     528,421
	Common stock - $.0001 par value,
	 500,000,000 shares authorized;
	 240,966,174 shares issued and
	 outstanding		                                   24,097
	Additional paid-in capital                    6,467,345
	Accumulated deficit
                                              (7,320,346)
                                              ___________
	  Total Stockholders' (Deficit)                (300,483)
                                              ___________

Total Liabilities and Stockholders' (Deficit)	$    61,523

The accompanying notes are an integral part of the financial statements.

            ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                Nine Months
             			                  Ended
		                             December 31,             For the Years Ended
                                    1998    	         1998              1997
Sales	                           $   888,371   	$	1,194,963 	     $ 	1,738,942

Cost of goods sold (exclusive
  of depreciation shown
  separately below)		                630,143 		     801,549          1,228,050
  Gross Profit	                      258,228        393,414 		         510,892

Operating Expenses
	Depreciation	                        41,709         37,448             28,888
	Bad debts                            60,021         78,505             42,387
	Rent	                                64,770     	   86,000            109,148
	Salaries           	                111,984        227,863            216,632
	Stock issued for services           240,000          5,000            162,500
	Other operating expenses            128,844        258,659            238,381
	 Total Operating Expenses           647,328        693,475            797,936
                                    ________       ________          _________
Net Operating (Loss)                (389,100)      (300,061)          (287,044)

Other Income (Expenses)
	Write-down of investment in
	 Aggression Sports, Inc.           (150,000)             - 		               -
	Interest and miscellaneous
       income                          5,087          2,419              4,103
	Interest (expense)                  (41,502)       (10,034)           (21,446)
	 Total Other		                     (186,415)	       (7,615)           (17,343)
                                  ___________    ___________         __________
Net (Loss)	                      $  (575,515)   $  (307,676)          $
(304,387)

Net (Loss) per Share    	       $        nil    $       nil 	         $     nil

Weighted Average Shares
 Outstanding                     195,310,709 	   138,732,054         122,933,864


The accompanying notes are an integral part of the financial statements.

                     ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                       From March 31, 1996 through December 31, 1998



                                                                              Additional
                             Preferred Stock - B          Common Stock          Paid-in       Accumulated
                           No./Shares       Amount     No./Shares    Amount     Capital        (Deficit)         Total
Balance at March 31, 1996 28,400,000      $ 710,000   121,308,864   $ 12,131   $ 5,228,335   $ (6,132,768)  $   (182,302)

Common stock issued                -              -     6,500,000        650       161,850              -         162,500

Net (loss) for the year            -              -             -          -             -        (304,387)      (304,387)
ended March 31, 1997
                          __________      __________   __________    ________    _________       ___________    __________
Balance at March 31,1997  28,400,000        710,000    127,808,864     12,781     5,390,185     (6,437,155)     (324,189)

Common stock issued                -              -     21,846,380      2,184       336,811              -       338,995

Net (loss) for the year            -              -              -          -             -       (307,676)     (307,676)
ended March 31, 1998
                           __________      __________   __________    ________    _________       ___________    ___________
Balance at March 31, 1998  28,400,000      $ 710,000   149,655,244      14,965    5,726,996       (6,744,831)   (292,870)

Common stock issued                 -              -    84,047,772       8,406      559,496                -      567,902

Conversion of preferred to (7,263,158)      (181,579)    7,263,158         726      180,853                -             -
common

Net (loss) for the nine             -              -             -           -             -         (575,515)    (575,515)
months ended December
31, 1998                   __________      __________   __________    ________      _________       ___________    ___________
Balance at December        21,136,842       $ 528,421   240,966,174   $ 24,097     $6,467,345    $  (7,320,346)   $   (300,483)
31, 1998









        The accompanying notes are an integral part of the financial statements.

                    ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Nine Months
			                                Ended
                                December 31,           For the Years Ended
			                                1998                   1998                1997
Cash Flows from Operating
 Activities:
	Net (loss)	                      $   (575,515)	       $     (307,676) 	 $   (304,387)
	Adjustments to reconcile net
	 income (loss) to net cash used
	 in operating activities
	    Depreciation 	                     41,709 	               37,448          28,888
	    Write-down of investment	         150,000 	                    -               -
	    Stock issued for services         240,000                  5,000         162,500
	    Increase (decrease) in
	     customer deposits		             (105,748)               116,539               -
	    Increase (decrease) in accounts
	     payable, accrued expenses and
	     other                            (54,967	               27,242              634
	    (Increase) decrease in accounts
	     receivable                        65,621                (33,579)          72,030
	Net Cash (Used in) Operating       ___________           _____________      __________
	 Activities	                         (238,900)              (155,026)         (40,335)

Cash Flows from Investing Activities
	(Acquisition of) furniture and
	 equipment	                                 -                (42,007)               -
	Net Cash (Used in) Investing       ___________           _____________      __________
	 Activities	                                 -                (42,007)               -
	                                   ___________           _____________      __________
Cash Flows from Financing Activities:
	Proceeds from note payable	             48,800 	                     -               -
	Repayment of notes payable                   -                 (75,114)	       (14,315)
	Advances from related parties                -                       -          54,650
	(Repayment of) advances from related
	 parties	                                    -                 (54,650)              -
	Proceeds from the issuance of
	 common stock	                         177,902 	                338,995              -
	Net Cash Provided by Financing
	 Activities                            226,702                  209,231         40,335

Increase (decrease) in cash             (12,198)	                 12,198              -

Cash, beginning of year	                 12,198 	                      -              -

Cash, end of year	                 $          -          	      $	12,198        $      -

Interest paid                      $     41,502 	           $     10,034        $  21,446

Income taxes paid	                 $          -              $         -       $       -

The accompanying notes are an integral part of the financial statements.


          ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         December 31, 1998, March 31, 1998 and March 31, 1997

(1)	Summary of Significant accounting Policies

	(a)	General

		Arete Industries, Inc. (Arete), formerly Travis Industries, Inc., a
Colorado corporation was incorporated on July 21, 1987.  Arete's subsidiary
Global Direct Marketing, Inc. (Global) is in the business of printing advertising materials and coupons and mailing them for its customers.  During
1995, the Company filed a plan of reorganization under Chapter XI of the United
States Bankruptcy Code, which was approved by the Court. Under the plan of reorganization approximately $270,000 of debt was forgiven.  The Company has changed its year end from March 31 to December 31.

During October, 1998 the Company formed a wholly-owned subsidiary named Global Direct Marketing, Inc. for the purpose of performing the business services of printing coupons and advertising materials and mailing them, formerly done by Arete, formerly Travis Industries, Inc. Certain assets and liabilities of Arete were contributed to Global. The consolidated financial statements of the Company include the accounts of Arete for the entire period and the accounts of Global since inception. All intercompany accounts have been eliminated in the consolidation.

	(b)	Revenue and Expense Recognition

		The Company recognizes revenue when the goods are shipped and expenses when incurred. Prior year financial statements include the reclassification of postage expenses from cost of goods sold to a reduction of sales to be consistent with the presentation for the nine month period ended December 31, 1998.

	(c)	Furniture and Equipment

		Furniture and equipment is carried at cost less accumulated depreciation. The Company expenses maintenance costs and capitalizes significant betterments. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods. The estimated useful lives of assets range between 3 and 5 years. During the nine period ended December 31, 1998 the Company estimated the $200,000 of fully depreciated equipment was no longer being used and wrote down both the asset and accumulated depreciation by $200,000.

	(d)	Per Share Information

		The per share information is presented based upon the weighted average number of shares outstanding.


         		ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

           CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, CONTINUED
             December 31, 1998, March 31, 1998 and March 31, 1997

(1)	Summary of Significant accounting Policies, Continued

	(e)	Non-Monetary Transactions

		The Company has exchanged services for non-monetary assets on a limited basis. The Company has also issued stock for services. Assets received in non-monetary transactions have been recorded at their fair value as of the date of the acquisition.

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

		The Company has approximately $1,600,000 of net operating loss carryovers which expire in years through 2018. A change in ownership of more than 50% of the Company may result in the inability of the Company to utilize the carryovers. As of December 31, 1998 the Company had deferred tax assets of approximately $320,000 related to net operating loss carryovers. A valuation allowance has been provided for the total amount since the amounts, if any, of future revenues necessary to be able to utilize the carryovers are uncertain.

	(I)	Concentration of Credit Risk

		Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company grants credit to various customers in the United States. The Company does not require collateral for its accounts receivable. As of December 31, 1998, the Company had no significant concentrations of credit risk.


            ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, CONTINUED
           December 31, 1998, March 31, 1998 and March 31, 1997


(2)	Furniture and Equipment

Furniture and equipment consists principally of office and printing production equipment.

(3)	Delinquent Amounts Payable

As of December 31, 1998 the Company is delinquent on payments of various amounts to creditors including the Internal Revenue Service and creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

(4)	Preferred Stock

The Company prepared Articles of Amendment to the Articles of Incorporation of the Company dated October 30, 1998 whereby a new class of preferred stock was designated as "Class A Cumulative Convertible Preferred Stock" of which 100,000 shares may be issued. The Class A preferred stock shall have a cumulative dividend at prime rate. Each of the Class A preferred shares shall be convertible at any time after thirty days from issuance at face value and convertible into an equal amount of common stock at 110% of the average weekly closing bid price of the common stock. The Class A shares shall have certain voting rights and other rights and preferences as specified in the amended articles. The Company intends to use this Class A preferred stock as consideration for unpaid officers' compensation. No Class A preferred stock was outstanding at December 31, 1998.

On December 31, 1991, 28,400,000 shares of Series B voting, noncumulative, redeemable preferred stock was issued to three major shareholders in exchange for $710,000 of outstanding loans. There was no gain or loss on extinguishment of debt. Beginning January 1, 1994 dividends are payable at the rate of prime rate plus 4% times $710,000 when and if declared by the Board of Directors.

Prior to the changes noted below, cumulative dividends in the amount of $383,400 were in arrears on the Series B preferred stock. The Series B stock was convertible into common stock only at the option of the Company at $.125 per share. The Series B stock is stated at its redemption price which is cost and was redeemable at the discretion of the Company upon 30 days written notice to the holder. The preference on liquidation was equal to $.125 per share for the total of $710,000. See Note 6 for a description of the changes to the conversion terms and other matters related to the Class B preferred stock.

                      ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

                    CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, CONTINUED
                     December 31, 1998, March 31, 1998 and March 31, 1997

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

During the year ended March 31, 1998, 21,846,380 shares of common stock of the Company were issued for aggregate consideration of $338,995. Of this amount $37,500 was cash consideration related to the exercise of the option for 1,500,000 shares of $.025 per share as disclosed above. The remainder of the shares were issued to officers of the Company in consideration for debt forgiveness of approximately $258,695 plus acquisition of certain printing equipment for $42,800.

During the nine month period ended December 31, 1998 an aggregate of 84,047,772 shares of the Company's common stock were issued for an aggregate consideration of $567,902. Of this amount 3,000,000 shares were issued for $75,000 of accrued expenses and compensation payable to two officers recorded as a liability as of March 31, 1998. Of this amount, 30,000,000 of the shares were issued for the acquisition of Aggression Sports, Inc. recorded at $150,000, as described in Note 8. Included in the amount also were 1,176,479 shares issued to two former officers as severance compensation valued at $30,000. Also included were 2,352,941 shares issued as management fees to two current officers of the Company valued at $60,000. Also included were 20,000,000 shares issued to the two current officers of the Company for services valued at $150,000, more fully described in Note 8. Also included were 2,500,000 shares issued as consideration for providing collateral for a loan for the company as described in Note 9. Also included were 2,500,000 shares issued as additional collateral for repayment of the loan and eventual release of the certificate of deposit collateral also described in Note 9. Included also were 5,000,000 shares issued to the Company's CEO by the CEO exercising an option for $25,000. Also included were 500,000 shares issued to an individual engaged by ASI for services performed for ASI as described in Note 10. Also included were 6,018,361 shares issued in a private placement as part of the Series B conversion transaction as described in Note 6. Also included were 10,000,000 shares issued to a former officer of the Company for services valued at $50,000. Also included were 1,000,000 shares issued for consulting services valued at $10,000. In addition, 7,263,158 shares of Series B preferred were converted to 7,263,158 shares of common as described in Note 6.


              ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, CONTINUED
               December 31, 1998, March 31, 1998 and March 31, 1997

(6)	Related Party Transactions

The Company paid or accrued $1,400 per month for certain printing equipment owned by Liberty and used by Travis until acquired by Travis during the year ended March 31, 1998 as described in Note 5 above.

As of March 31, 1997 the Company owed $54,650 to related parties for advances received and for accrued equipment rental expenses. During the year ended March 31, 1998, the Company received additional advances from related parties totaling approximately $202,746. The advances had no written repayment terms and did not bear interest. During the year ended March 31, 1998 the Company issued shares of common stock as repayment of the total advances payable to the related party as described in Note 5 above. The shares were valued by the Company's Board of Directors at $.015 per share. In addition, during the year ended March 31, 1998 the related party transferred the equipment it had been leasing to the Company and forgave the back payments due on the lease totaling $23,200 in exchange for shares of the Company's common stock. The shares were valued by the Company's Board of Directors at $.015 per share. The equipment was valued at $42,800.

During the nine month period ended December 31, 1998 the Company amended the conversion terms of the Series B preferred stock. The Series B preferred stock was originally convertible into 5,680,000 shares of common stock. The amended agreement entitled the holder to convert to 28,400,000 free trading shares of common. The converted common were considered to be free trading based on the holding period of the originally issued preferred stock. As a part of the amended conversion agreement, the Company agreed to issue 17,000,000 shares of restricted common stock for $100,000 cash. The Company's CEO located buyers and arranged the sale of the former preferred shareholder's converted common stock to eight entities and individuals. As of December 31, 1998, 7,263,158 shares of preferred stock were exchanged for 7,263,158 shares of free trading common stock. The amount received by the former preferred shareholder from the sale of the free trading converted common totaling $35,400 at December 31, 1998 was used to acquire 6,018,361 new shares of restricted common stock.
Subsequent to December 31, 1998, $50,200 of additional proceeds from the sale of the converted common were used to acquire approximately 8,534,000 additional shares of restricted common stock. After the ultimate sale of all of the converted free trading common stock, the former preferred shareholder will have received $110,000 of which $100,000 will have been used to acquire the 17,000,000 shares of restricted common stock.


              ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

            CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, CONTINUED
              December 31, 1998, March 31, 1998 and March 31, 1997

(7)	Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring operating losses, has a net capital deficiency, is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization, and is being investigated by the Securities and Exchange Commission for alleged securities law violations. See Note 10. Management is attempting to raise additional capital and attempting to complete a business combination.

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

(8)	Change of Control

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

Also during April, 1998 an additional 1,764,706 shares were issued for future legal fees valued at $45,000. In addition, 588,235 shares each were issued to two officers of the Company as consideration for severance, valued at $15,000 each. Also 588,235 shares were issued to an individual for future consulting fees valued at $15,000. In addition, funding of the acquisition and entity from certain related parties was approved. With respect to the acquisition of this entity from a related party 30,000,000 shares of the Company were issued for 44% of this newly formed corporation. The 30,000,000 shares were recorded at $.005 per share totaling $150,000 for the investment in this newly formed entity. Due to the uncertainty related to ultimate realization of this carrying value, the total $150,000 was written off during the nine month period ended December 31, 1998. In addition, 20,000,000 shares of the Company were issued to an affiliated entity as nominee of two individuals for their undertaking to assume control and management of the Company. Also the issuance of 10,000,000 shares of the Company's stock to an employee of the Company for past performance and future commitment to the business, and remaining an employee with the Company for certain future time periods. As a part of the change in control, a voting trust agreement was also formed.

           ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

          CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, CONTINUED
           December 31, 1998, March 31, 1998 and March 31, 1997

(9)	Note Payable

During September, 1998 the Company signed a promissory note in the amount of $50,000, bearing interest at a floating rate but initially at 10.75% per annum. As of December 31, 1998, $48,800 was payable on this note. The note matures on August 18, 1999. The note is collateralized by a $25,000 certificate of deposit owned by the Company and a $25,000 certificate of deposit owned by an affiliate of the Company's CEO. The $25,000 certificate of deposit owned by the Company was purchased by the exercise of a compensatory stock option for 5,000,000 shares of the Company's common stock for $25,000. As compensation for allowing the Company to use the affiliate of the CEO's certificate of deposit as collateral, the Company issued 2,500,000 shares of the Company's common stock to the CEO's affiliate. The Company also issued an additional 2,500,000 shares as collateral to ensure repayment of the $25,000 within twelve months of the date of pledge. The Company recorded $25,000 as interest expense related to these stock issuances. The note payable is also collateralized by principally all of the assets of the Company.

(10)	Commitments and Contingencies

The Company received a letter from the Securities and Exchange Commission dated March 30, 1998 indicating that the staff of Securities and Exchange Commission pursuant to a formal order of private investigation was conducting an investigation of certain matters. On October 23, 1998, the Securities and Exchange Commission sent another letter to the Company indicating that the staff of the Central Regional office of the Securities and Exchange Commission intends to recommend to the Commission that an enforcement action be instituted against the Company and two former officers of the Company. The staff proposed to allege that based on facts developed in their investigation that misleading press releases regarding the acquisition of a private company, that company's business relationships, and sales projections were released. The proposed action would allege that these press releases included material misstatements and/or omitted to disclose material facts in connection with the offer, purchase and sale of Company common stock, in violation of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (Exchange Act) and Rule 10b-5 thereunder. Additionally, the staff's proposed action would be based on facts developed in their investigation that, between January 1988 to the present, the Company failed to file, or filed on an untimely basis, required periodic reports with the Commission, in violation of
Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. The proposed action would further allege the two former officer's of the Company aided and abetted the Company's violation of Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. The Company's legal counsel has indicated that at this state of the investigation, it is impracticable to render an opinion about whether the likelihood of an unfavorable outcome is either "probable" or "remote". A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.



           ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

          CONSOLIDATED NOTES TO FINANCIAL STATEMENTS, CONTINUED
           December 31, 1998, March 31, 1998 and March 31, 1997

(10)	Commitments and Contingencies, Continued

Effective November 1, 1998, the Company entered into employment agreements with its CEO and CFO for two year periods. The compensation for the CEO, based on full time employment, is $90,000 per year. The compensation for the CFO based on one third time employment is $30,000. Termination without cause would result in substantial penalties to the Company. Compensation not paid on a monthly basis may be converted to a Class A preferred stock to be designated for such purposes. The preferred stock will be convertible to S-8 registered common stock. In addition to base compensation the officers may be eligible for additional compensation, fringe benefits and use of office facilities.

Pursuant to a Change of Control Agreement effective in April, 1998, the Company issued 30,000,000 shares of its common stock for approximately 44% ownership of Aggression Sports, Inc. (ASI), a newly formed Colorado corporation. This entity was formed to pursue developing an outdoor sporting goods company specializing in the high end specialty store and high mainstream markets for extreme and outdoor sports products. ASI has engaged the services of an individual for $5,000 per month for an initial six month period, that would be extended depending upon certain events occurring. ASI also engaged the services of a design firm. ASI has committed to pay costs to design initial proprietary products including but not limited to a monthly design fee of $2,000. The agreement to engage the design firm includes commitments for use of name fees and royalties to the design firm. The Company has committed to fund certain yet to be determined expenses of ASI. The Company's Board of Directors has approved the funding of a subscription for $500,000 of ASI stock. The Company has been issuing Form S-8 registered stock to the consultant that was engaged by ASI to cover its commitment to fund certain expenses of ASI.

(11)	Form S-8 Registration

On December 31, 1998, the Company filed an S-8 Registration statement related to the future issuance of 50,000,000 shares of common stock for compensation for services, which will be issued to related parties, including officers.

(12)	Subsequent Events

Subsequent to December 31, 1998, the Company closed down its operations in Iowa and moved the operations to Colorado. Subsequent to December 31, 1998, the Company issued 4,625,000 shares to the Company's CEO and 937,500 shares to the Company's CFO in consideration of the declining value of the Company's common stock. Through April 14, 1999 the Company's outstanding shares have increased to approximately 273,115,516 shares through various issuances of stock.




                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	                                     ARETE INDUSTRIES, INC.

	Date:   April 15, 1999	       	By:  	/s/ THOMAS P. RAABE
                                          Thomas P. Raabe,
                                          President, Chief Executive Officer,
                                          and Chairman of the Board of
                                          Directors

	Date: April 15, 1999	 	By:  	/s/  FRED C. BOETHLING
                                           Fred C. Boethling,
                                           Chief Financial Officer,
                                           Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	                                      ARETE INDUSTRIES, INC.

	Date:	April 15, 1999	          By:  	/s/ THOMAS P. RAABE
                                          Thomas P. Raabe
                                          Board Member

	Date: April 15, 1999              By:  	/s/ FRED C. BOETHLING
                                           Fred C. Boethling
                                           Board Member

	Date: April 15, 1999	           By:    /s/ THOMAS Y. GORMAN
 	                                          Thomas Y. Gorman
                                            Board Member


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