Form 10KSB/A
period 1998-12-31
ARETE INDUSTRIES INC
filed 1999-04-30
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                Form 10-KSB/A-1

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

   Documents Incorporated By Reference: Part III, Items 9-12 of this Form are incorporated by reference from Registrants Proxy Statement for its upcoming meeting of stockholders scheduled for approximately June 11, 1999, filed as
Exhibit 20 to this Report per general instruction E(3) of Form 10-KSB.

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

Item 4 - Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the past quarter. The Company has tentatively scheduled its annual meeting for June 11, 1999 in Boulder, Colorado.

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

Recent Sales of Unregistered Securities

During the period of March 31, 1998 through December 31, 1998, the Company sold the following unregistered securities:

Common Stock no par value

Date               Amount Sold       Purchaser           Consideration
April 30, 1998     30 Million       Aggression Sports     44% equity, booked
                                                          at $3,000 Exmpt.
                                                          Rule 4(2)

4/30/98            20 Million        Boethling\Raabe      Compensation
                                                          booked at $2,000
                                                          Exempt Sec. 4(2)
4/30/99            10 Million        Peter N. Hobbs       Incentive to stay
                                                        vests if employee stays
                                                          with co. booked
                                                          at $10,000 5 million
                                                      shares were cancelled
                                                       Exempt Sec. 4(2)
8/10/98             5 million      Thomas Raabe Trust  Interest/Pledge
                                                        2,500,000 is held as
                                                        collateral, 2,500,000
                                                        paid for doing deal
                                                        Exempt Sec. 4(2)
10/10/98 -         17 million      Gary McMullen       $100,000 Rule 504/Reg. D
12/31/98           total, $35,400                        (subscription -
                                                        Accredited Inv.
                                                   See- Subsequent Events)




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

The current financial statements reflect a change in fiscal year to December 31 from March 31 and therefore reports financial results for the shortened 9 month period and the two prior two fiscal years. It also provides consolidated financial statements reflecting the creation of two subsidiary corporations during the 9 month period following the change in control on April 30, 1998.
On October 1, 1998, the company transferred all print and direct mail operations to a new wholly owned subsidiary, Global Direct Marketing Services, Inc. Excluded from the transfer and retained in the parent Company, Arete Industries, Inc. were certain assets, obligations and accounts which either could not be transferred (prior periods employee tax obligations, etc.) or which pertained to the parent company only. Arete is a participant in a venture with Boulder Sports, LLC, an affiliate of its CEO and CFO in ownership of subsidiary, Aggression Sports, Inc. Currently, the Company holds a minority equity interest in this Company, with the option to acquire additional equity for infusions of cash. Aggression has not assets or operations and is in the development stage. The financial results only reflect the effect of issuance of common shares of the Company to Aggression Sports, Inc. in exchange for the Company's current equity position in Aggression.

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

The Company remained burdened with trade debt obligations and a continuing lack of working capital to expand marketing, enhance customer service and provide fulfillment services. Through the end of the fiscal year, the printing operations continued to operate at or under a break-even revenue level although significant improvements in cash management systems and operating efficiencies had been achieved. In August, 1998 the Company's CEO invested cash and pledged a personal certificate to collateralize a $50,000 working capital line of credit. This line afforded the Company the opportunity to install a cash management system ending ongoing bank service and overdraft charges.

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

                                PART III

The information required by this Part III, Items 9 through 12 are incorporated herein by reference to registrant's proxy statement to be delivered to shareholders for the upcoming annual meeting to be held June 11, 1999 and filed as Exhibit 20 to this Report.


Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16 (a) of the Exchange Act.

     Incorporated by reference from pages 3 through 4 and 8 through 9 of Proxy Statement, filed herein as Exhibit 20.

Item 10.  -  Executive Compensation.

     Incorporated by reference from pages 8 and 10 through 11 of Proxy Statement, filed herein as Exhibit 20.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

     Incorporated by reference from pages 12 through 14 of Proxy Statement, filed herein as Exhibit 20.

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

Exhibit No.   Description
Ref. No.
EX-2.1*      Plan of Reorganization and First Addendum to Plan of Reorganization
            Chapter 11 Case No. BK94-81544, US Bankruptcy Court District of
            Nebraska, confirmed on September 25, 1995, effective November 6,
            1995. Incorporated by reference from exhibits to Form 10-KSB for fiscal year ended March 31, 1996.  Previously filed
EX-2.2*      Disclosure Statement and First Addendum to Disclosure Statement
             in above Bankruptcy Matter. Incorporated by reference from exhibits to Form 10-KSB for fiscal year ended March 31, 1996.
             Previously filed
EX-3.1*      Restated and Amended Articles of Incorporation
EX-3.2*      Amended Bylaws adopted October 1, 1998
EX-4.1*      Designation of Class B Preferred Stock, incorporated
            by reference to Exhibits filed under Form 10-K for
            fiscal year ended March 31, 1991, Commission file No. 33-16820-D.
EX - 4.2*    Designation of Class A Preferred Stock.
EX - 10.1*   Raabe Employment Agreement
EX - 10.2*   Boethling Employment Agreement
EX - 10.3*   Conversion and Investment Agreement
   EX-20       Proxy Statement and exhibit for annual meeting to be
            held September 1, 1998 filed by Amendment to this report
            per General Instruction E-3&4 of Form 10-KSB and incorporated by reference into Part III of this Amendment to this Report.

EX-27*       Financial Data Schedule


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


					Schumacher & Associates, Inc.
					Certified Public Accountants
					12835 E. Arapahoe Road
					Tower II, Suite 110
					Englewood, CO 80112
April 14, 1999

               ARETE INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED BALANCE SHEET
                            December 31, 1998
ASSETS
Current Assets
  Restricted cash (Note 7)	                      $	25,000
  Accounts receivable, net of allowance for
    doubtful accounts of $167,578 		              25,544
  Prepaid expenses		                              10,979
                                                 ________
   Total Current Assets		                         61,523

Furniture and equipment, net of accumulated
  depreciation of $125,054 (Notes 1,2 and 9)	           -
                                                 ________
   Total Assets	                                $	61,523

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
  Outstanding checks in excess of amounts reported
   by bank                                      $  4,953
  Customer deposits	                              10,791
  Note payable (Note 9)	                          48,800
  Accounts payable and accrued expenses (Note 3) 297,462
                                             ___________
	  Total Current Liabilities	                    362,006
                                             ___________
  Total Liabilities                              362,006

Commitments and contingencies
 (Notes 1,3,4,5,6,7,8,9,10,11 and 12)                  -

Stockholders' (Deficit)(Notes 4,6,8,10,11 and 12):
	Redeemable preferred stock - $.0001 par
	 value 100,000,000 shares authorized:
	 Series A, none issued and outstanding 	              -
	 Series B, 21,136,842 shares issued and
	 outstanding, (liquidation amount of
	 $528,421)	                                     528,421
	Common stock - $.0001 par value,
	 500,000,000 shares authorized;
	 240,966,174 shares issued and
	 outstanding		                                   24,097
	Additional paid-in capital                    6,467,345
	Accumulated deficit
                                              (7,320,346)
                                              ___________
	  Total Stockholders' (Deficit)                (300,483)
                                              ___________

Total Liabilities and Stockholders' (Deficit)	$    61,523

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




                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

	                                     ARETE INDUSTRIES, INC.

	Date:   April 30, 1999	       	By:  	/s/ THOMAS P. RAABE
                                          Thomas P. Raabe,
                                          President, Chief Executive Officer,
                                          Chief Financial Officer
                                          Chairman of the Board of
                                          Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	                                      ARETE INDUSTRIES, INC.

	Date:	April 30, 1999	          By:  	/s/ THOMAS P. RAABE
                                          Thomas P. Raabe
                                          Board Member

	Date: April 30, 1999              By:  	/s/ THOMAS Y. GORMAN
                                           Thomas Y. Gorman
                                           Board Member

	Date: April 30, 1999	           By:    /s/ KEITH TALBOT
 	                                          KEITH TALBOT
                                            Board Member


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