Form 10QSB
period 1999-03-31
ARETE INDUSTRIES INC
filed 1999-05-25
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                           FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.
For the period ended:          March 31, 1999
or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the
Securities Exchange act of 1934.
For the transition period from                   to

Commission File Number                  33-16820-D

                    ARETE INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

          Colorado                             84-1063149
 (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization           Identification No.)

   2305 Canyon Blvd., Suite 103 Boulder, CO            80302
          (Address of principal executive offices)  (Zip Code)

                              (303) 247-1313
        (Registrant's telephone number, including area code)

                       NOT APPLICABLE
          (Former name, former address and former fiscal year, if changed since last report.)

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

               [ X ] Yes     [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 21, 1999, Registrant had 274,615,516 shares of common stock, No par value, outstanding.

                          INDEX

                                                    Page
                                                  Number

Part I.       Financial Information

Item I.     Financial Statements

Balance Sheet as of March 31, 1999                     2

Statements of Operations, Three Months
  Ended March 31, 1999 and 1998                        3

Statements of Cash Flows, Three Months
  Ended March 31, 1999 and 1998                        4

Notes to Financial Statements                          5

Item 2.     Management's Discussion and Analysis
 of Financial Conditions and Results of Operations     6

Part II.  Other Information                            7


                           ARETE INDUSTRIES, INC.
                                BALANCE SHEET

March 31, 1999
 (Unaudited)


Current Assets
     Cash                                                             41,823
     Accounts receivable, net of allowance for
     doubtful accounts of $25,000                               $     20,131
        Total Current Assets                                          61,954

Furniture and equipment, net of accumulated
  depreciation  (Note 2)                                                  -

Prepaid Expenses                                                      19,416

Other Investments                                                     15,000

     Total Assets                                               $     96,370





Current Liabilities

     Accounts payable                                               161,529

     Customer deposits (Note 1e)                                      7,274
     Other accrued expenses                                          210,006

         Total Current Liabilities                                   386,809
     Total Liabilities                                               386,809




Stockholders' (Deficit) Equity:
     Redeemable convertible preferred stock - no par
      -Series A, 3,000 shares issued and outstanding,
     $30,000 face value                                               30,000
     Common stock - No par value,
      500,000,000 shares authorized;
      279,865,516 shares issued and
      outstanding as of 3/31/99     (Note 3)                       7,090,213
     Accumulated deficit                                          (7,320,345)
     Current Period Deficit                                          (82,307)
       Total Stockholders' Equity (Deficit)                         (352,789)

Total Liabilities and Stockholders' (Deficit)                   $     96,370

      The accompanying notes are an integral part of the financial statements.

                                   ARETE INDUSTRIES, INC.
                                   STATEMENTS OF OPERATIONS

                             For the Three Months Ended March 31,
                                        (Unaudited)


     1999                    1998

Sales  (1c)                                      $    257,484          $     276,706

Cost of goods sold (exclusive of
depreciation shown separately
below)  (1c)                                          226,151                215,948
  Gross Profit                                         (2,101)                60,757

Operating Expenses
Depreciation    (1d)                                        -                 15,782
Bad debts                                                   -                 74,065
Rent                                                   23,765                 21,500
Salaries                                               64,805                 83,722
Other operating expenses                               63,796                113,969
  Total Operating Expenses                            152,366                309,038
Net Operating (Loss)                             $   (154,467)          $   (248,281)

Other Income (Expenses)                                                            -
Interest Income                                           312                      -
Miscellaneous  Income                                       -                      -
Gain on sale of investment                             40,061                     -
Interest (expense)                                     (1,647)                (5,827)
 Total Other                                       $   38,726            $    (5,827)

Net (Loss)                                      $     (82,307)        $     (254,108)

Net (Loss) per Share                                $     nil              $     nil

Weighted Average Shares Outstanding               249,864,804             136,675,873



The accompanying notes are an integral part of the financial statements.
</table.



                                    ARETE INDUSTRIES, INC.

                                    STATEMENTS OF CASH FLOWS

                               For the Three Months Ended March 31
                                          (Unaudited)


                                                          1999                  1998

Cash Flows from Operating Activities:
Net (loss)                                            $     (82,307)     $    (254,108)
Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities
    Depreciation                                                 -               15,782
    Increase (Decrease) in Prepaid Expenses                (8,437)               (2,763)
    Stock Issued for Services                              54,127               272,335
    Increase (Decrease) in Customer Deposits (Note 1e)     (3,517)              116,539
    Increase (Decrease) in Accounts
     Payable, Accrued Expenses and
     Other                                                 74,073               (93,519)
    (Increase) Decrease in Accounts
     Receivable                                            (5,413)              (40,604)

Net Cash Provided by Operating
 Activities                                                28,526                13,662

Cash Flows from Investing Activities                            -                     -

Cash Flows from Financing Activities:
   Repayment of Note Payable and Advances                 (48,800)                   -
   Proceeds from Issuance of Common Stock                  42,050                    -

Net Cash (Used by) Financing
 Activities                                                (6,750)                   -

Increase (Decrease) in cash                                12,776               13,662

Cash, beginning of period                                  20,047               (1,464)

Cash, end of period                                 $      41,823          $     12,198

Interest paid                                       $       1,647          $      5,287

Income taxes paid                                   $           -          $         -

         The accompanying notes are an integral part of the financial statements.


                         ARETE INDUSTRIES, INC.
                     NOTES TO FINANCIAL STATEMENTS

                              March 31, 1999
                                (Unaudited)





(1) Summary of Significant Accounting Policies


 (a)     Condensed Financial Statements

The financial statements included herein have been prepared by Management of Arete Industries, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.

The management of Arete Industries, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

     (b)     Change in Fiscal Year End.

Effective the period ended December 31, 1998, the Company changed its fiscal year end to December 31, from March 31.

     (c)      Revenue Recognition.

The Company recognizes revenue when goods are shipped and/or services are provided and when expenses are incurred. Prior period financial statements include a reclassification of postage expenses from cost of goods sold to a reduction of sales to be consistent with the presentation for the period ended March 31, 1999.

     (d)      Furniture and Equipment.

A majority of the Company's operating equipment has been either liquidated or relocated to Denver, Colorado during the current period. The Company's equipment is being carried at a fully depreciated value, or zero at this time, due to this equipment being held after the end of its depreciable life.

     (e)     Reclassification of Certain Liability.

Following the end of the second quarter of fye 12/31/98, the Company reclassified certain Current Liabilities to Current Liabilities - Customer Deposits to account for advance customer payments received for services which were held pending completion of work as of the end of the reporting period.

     (f)     Basis of Presentation - Going Concern

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

(2)     Recent Sale of Assets.

The Company sold a substantial portion of its operating assets and office furnishings as a part of the move of operations into facilities of SourceOne Worldwide, LLC. for $40,061 recorded as a long term gain from sale of equipment. The balance of operating assets are at the end of their depreciable lives, are fully depreciated and are carried at $0 book value.


(3)      Common Stock Issued

During the three month period ended March 31, 1999, 8,262,500 common shares were issued to officers and employees for direct compensation including 4,625,000 to the CEO and 937,500 to the CFO for unpaid and accrued salary/management fees accrued during fye 12/31/98. Included in this number was 1.5 million shares issued to the General Manager of Aggression Sports, Inc. booked as an advance to Aggression Sports. Also, 200,000 shares were issued to a departing employee as severance pay. Also, 1,000,000 common shares were issued during the period to the Company's bookkeeper/accountant in Omaha Nebraska for services rendered during previous periods.

During the same period, 21,136,842 shares were issued on conversion of the balance of Class B Preferred Stock, and 8,500,000 shares were issued in a private placement for cash. The Company cancelled 6,750,000 shares during the period including 5,000,000 shares originally issued as an incentive to the Company's General Manager in Council Bluffs and the balance for cancellation of consulting agreements.

(4)     Preferred Stock.

During the period ended March 31, 1999, 3,000 shares or $30,000 in face value of Class A Preferred shares were issued to the Company's CEO and CFO in payment of deferred salary. Also, 21,136,842 shares of Class B Preferred were converted to common stock and cancelled. This cancellation retired the entire class of Class B Preferred and the
$528,421 in capital associated with the Class B Preferred was converted into Common.


ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Arete Industries, Inc. (the "Company") was organized as a Colorado corporation on June 21, 1987 under the name Travis Investments, Inc. The Company is in the business of printing advertising materials and coupons and mailing them to its customers. During 1995, the Company filed a plan of reorganization which was approved by the United States Bankruptcy Court. The Company emerged from its Chapter 11 bankruptcy with its coop coupon franchise business intact along with a small captive coupon printing and mailing operation located in Council Bluffs, Iowa.

During the current period, the Company closed its Council Bluffs operations and moved them to Denver, Colorado in a space leased from SourceOne Worldwide, LLC. pursuant to a Joint Venture Agreement between the Company and SourceOne. The Company now outsources all its printing and mailing services to SourceOne, which outsourcing is contemplated to be transferred to a jointly owned company contemplated to be formed in the near future.

The Company generated operating revenues of approximately $257,484 with cost of goods sold of $226,151 (or 88% of sales) during the quarter ended March 31, 1999. This is compared to operating revenues of $276,706 and cost of goods sold of approximately $215,948 (or 78% of sales) during the quarter ended March 31, 1998. These increases are mainly attributable to the transitional expenses incurred during the move to SourceOne including severance and incentive pay to operating employees, moving expenses and start-up costs. Operating expenses of approximately $152,366 (or 59% of sales) were incurred during the quarter ended March 31, 1999, compared to $309,038 (or 112% of sales) in the quarter ended March 31, 1998. The Company had a net loss of $82,037 (or 32% of sales) during the quarter ended March 31, 1999. With respect to the loss, when adjusting for certain non-recurring items, the loss is $122,680 (or 48% of sales) as compared to a net loss of $254,108 (or 92% of sales) during the 3 month period ending March 31, 1998. Management anticipates that for the next several months the significant amount of operating losses eliminated by the outsourcing agreement will be diminished in part by losses incurred in adjusting to the new operating environment and because for the time being, SourceOne is operating with less efficient equipment than was used in Council Bluffs. Otherwise, management believes that this move will greatly enhance efficiencies and improve cash flow as well as allow the Company to accumulate working capital to fund growth of its current business and expand into other more profitable lines of business.

The Company had liabilities in excess of assets at March 31, 1999 of $282,439.

At March 31, 1999, the Company had no material commitments for capital expenditures.

                      PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

During the period ended March 31, 1999, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

Item 2.     Changes in Securities

(a) As of approximately March 26, 1999 all 28,400,000 outstanding shares of Class B Preferred Stock had been converted into a like number of common shares at a revised conversion price of $0.0025 per share. This price was renegotiated from $0.125 per share as an incentive to the holder to invest $100,000 into the Company for 17,000,000 shares of Common Stock. On September 1, 1998 pursuant to amendments to the Articles of Incorporation approved by shareholders on such date, common shares of the Registrant were converted from shares with par value to shares without par value. These two events allowed stated capital and paid in capital to be combined into a single amount for all outstanding securities as of 12/31/98. In October, 1998, the Board of Directors approved a new class of preferred shares, the "Class A Convertible Preferred" shares which are redeemable, convertible into common shares at a discount to market and have a liquidation preference as well as super voting rights on default of payment of dividends. The Certificate of Designation of the Class A Preferred has been filed with the Colorado Secretary of State and is incorporated herein by reference. Other than the impact on accounting for capital of the Registrant, there is no material impact on the rights of holders of such securities.

(b) Not Applicable.

(c) Item 701 Reg. SB.

During the period covered by this report, the Company sold 8,500,000 shares to a non affiliated party for $50,000 cash in a private transaction under Rule 504 of Regulation D promulgated by the Securities and Exchange Commission. The Company also converted 21,136,842 shares of Class B Preferred Stock for unaffiliated parties into a like number of common shares. The Conversion Shares were issued under the general exemption of Section 4(2) as conversion of an outstanding security and were free trading under Rule 144(k).

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No meetings of shareholders or actions by consent were taken during the period ended March 31, 1999. An Annual Meeting of Shareholders is scheduled for June 11, 1999


Item 5. Other Information. Effective April 20, 1999, Mr. Fred Boethling and Mr. Steven E. Reichert resigned as officers and directors of the Company, due to personal and professional employment reasons. There have been no substitute directors located and the board of directors have been reduced to three members pending recruitment of at least two additional members. Messrs Raabe, Talbot and Gorman have agreed to stand for reelection as directors at the upcoming annual meeting of shareholders.

None.

Item 6.     Exhibits and Reports on Form 8-K

The following exhibits are attached:

There were no Reports on Form 8-K filed during the period covered by this report.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ARETE INDUSTRIES, INC.



Date: May 21, 1999               By:  /s/  Thomas P. Raabe, CEO
                                  Principal Executive Officer,
                                  Principal Financial and Accounting
                                  Officer