Form 10QSB
period 1999-06-30
ARETE INDUSTRIES INC
filed 1999-08-24
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                              UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.   For the period ended:          June 30, 1999
or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.  For the transition period from         to

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

                                [ X ] Yes     [   ] No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 6, 1999, Registrant had 284,615,516 shares of common stock, No par value, outstanding.

                                    INDEX

                                                                     Page
                                                                    Number
Part I.       Financial Information

Item I.     Financial Statements

Balance Sheet as of  June 30, 1999                                     2

Statements of Operations, Three Months
  Ended June 30, 1999 and 1998                                         3

Statements of Operations, Six Months
  Ended June 30, 1999 and 1998                                         4

Statements of Cash Flows, Three Months
  Ended June 30, 1999 and 1998                                         5

Statements of Cash Flows, Six Months
  Ended June 30, 1999 and 1998                                         6

Notes to Financial Statements                                          7

Item 2.     Management's Discussion and Analysis of
  Financial Conditions and Results of Operations                       8

Part II.  Other Information                                            9

                              ARETE INDUSTRIES, INC.
                                 BALANCE SHEET

                                 June 30, 1999
                                  (Unaudited)

Current Assets

     Cash                                                    $    56,960
     Accounts receivable, net of allowance for
     doubtful accounts of $25,000                                120,725
                                                              __________
 Total Current Assets                                         $  177,685

Furniture and equipment, net of accumulated
  depreciation  (Note 2)                                           2,329

Prepaid Expenses                                                  19,416

Other Investments                                                 38,188
                                                             __________
	Total Assets                                                $   237,618


Current Liabilities

     Accounts payable                                           305,705
     Notes Payable                                               41,000
     Customer deposits  (Note 1(e))                                   -
     Other accrued expenses                                     239,015
                                                             _________
         Total Current Liabilities                           $  585,720

   Total Liabilities                                         $  585,720

 Stockholders' (Deficit) Equity:
      Redeemable convertible preferred stock - no par
      Series A, 3,000 shares issued and outstanding,
     $30,000 face value                                          30,000
      Common stock - No par value,
     500,000,000 shares authorized;
     283,115,516 shares issued and
     outstanding as of 630/99     (Note 3)                     7,211,457
     Accumulated deficit                                      (7,402,652)
     Current Period Deficit                                     (186,907)
       Total Stockholders' Equity (Deficit)                     (348,102)
                                                              __________

Total Liabilities and Stockholders' (Deficit)                $   237,618
                                                             ===========


The accompanying notes are an integral part of the financial statements.

                        ARETE INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS

                  For the Three Months Ended June 31,
                             (Unaudited)

                                                   1999              1998
Sales  (1c)                                 $    171,618      $     583,782

Cost of goods sold (exclusive of
depreciation shown separately
below)  (1c)                                     126,618            463,578
                                            ____________       ____________
  Gross Profit                                    45,000            120,204

Operating Expenses
 Depreciation    (1d)                                   -             10,923
 Bad debts                                              -              5,000
 Rent                                              13,600             21,500
 Salaries                                         160,058             70,230
 Other operating expenses                          58,222             97,911

   Total Operating Expenses                       231,880            205,564
                                            ____________       _____________
Net Operating (Loss)                        $   (186,880)      $   ( 85,360)

Other Income (Expenses)
 Interest Income                                      107                   -
 Miscellaneous  Income                                  -                   -
 Gain on sale of investment                             -              4,500
 Interest (expense)                                  (134)            (1,238)
                                            _____________      _____________
   Total Other                              $         (27)     $       3,262

Net (Loss)                                  $    (186,907)     $     (82,098)
                                            _____________      _____________
Net (Loss) per Share                        $         nil      $         nil

Weighted Average Shares Outstanding            282,307,824       216,184,655


The accompanying notes are an integral part of the financial statements.

                          ARETE INDUSTRIES, INC.
                        STATEMENTS OF OPERATIONS

                     For the Six Months Ended June 30,
                              (Unaudited)

                                                     1999            1998
Sales  (1c)                                    $    429,102  $    860,488

Cost of goods sold (exclusive of
  depreciation shown separately
  below)  (1c)                                      352,769       679,526
                                                __________   ____________
  Gross Profit                                       76,331       180,962

Operating Expenses
 Depreciation    (1d)                                     -        26,705
 Bad debts                                                -        79,065
 Rent                                                37,365        43,000
 Salaries                                           224,863       153,952
Other operating expenses                            122,016       211,881
  Total Operating Expenses                          384,244       514,603
                                               ____________  ____________
Net Operating (Loss)                           $   (307,913) $   (333,641)

Other Income (Expenses)
 Interest Income                                        420             -
 Miscellaneous  Income                                    -             -
 Gain on sale of investment                          40,061         4,500
 Interest (expense)                                  (1,781)       (7,065)
   Total Other                                $      38,700   $    (2,565)
                                              _____________   ___________
Net (Loss)                                    $    (269,213)  $  (336,206)
                                              _____________   ___________
Net (Loss) per Share                          $         nil   $       nil

Weighted Average Shares Outstanding             266,086,314    226,430,264


The accompanying notes are an integral part of the financial statements.



                          ARETE INDUSTRIES, INC.
                         STATEMENTS OF CASH FLOWS

                    For the Three Months Ended June 30
                               (Unaudited)
                                                 1999           1998

Cash Flows from Operating Activities:
 Net (loss)                              $    (186,907)   $     (82,098)
 Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities
    Depreciation                                     -           10.923
    Ammortization of Management Fees                 -           12,500
 Stock Issued for Services                      99,096           46,000
    Increase (Decrease) in Customer
    Deposits (Note 1e)                          (7,274)          (6,539)
    Increase (Decrease) in Accounts
     Payable, Accrued Expenses and
     Other                                     173,185           15,277
    (Increase) Decrease in Accounts
     Receivable                               (100,594)          (8,261)
                                         _____________      ___________

Net Cash Provided by Operating
 Activities                                   (22,494)          (12,198)
                                         _____________      ___________
Cash Flows from Investing Activities          (23,188)                -

Purchase of Equipment                          (2,329)                -
                                              (25,517)
                                         ____________       ___________
Cash Flows from Financing Activities:
   Note Payable                                41,000                 -
   Proceeds from Issuance of Common Stock      22,148                 -
                                         ____________       ___________
Net Cash (Used by) Financing
 Activities                                    63,148                 -
                                         ____________       ___________
Increase (Decrease) in cash                    15,137          (12,198)

Cash, beginning of period                      41,823           12,198
                                         ============       ==========
Cash, end of period                      $     56,960       $        -
                                         ============       ==========
Interest paid                            $        134       $    1,238
                                         ============       ==========
Income taxes paid                        $          -       $        -
                                         ============       ==========

The accompanying notes are an integral part of the financial statements.

                          ARETE INDUSTRIES, INC.
                         STATEMENTS OF CASH FLOWS
                      For the Six Months Ended June 30
                              (Unaudited)
                                                 1999           1998

Cash Flows from Operating Activities:
Net (loss)                              $     (269,214)  $     (336,206)
Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities
    Depreciation                                     -           26,705
    Increase (Decrease) in Prepaid Expenses     (8,437)           9,737
    Stock Issued for Services                  153,223          318,335
    Increase (Decrease) in Customer
    Deposits (Note 1e)                         (10,791)         110,000
    Increase (Decrease) in Accounts
     Payable, Accrued Expenses and
     Other                                     247,258          (78,242)
    (Increase) Decrease in Accounts
     Receivable                               (106,007)         (48,865)
                                           ____________     ____________
Net Cash Provided by Operating
 Activities                                      6,032            1,464
                                           ___________      ___________

Cash Flows from Investing Activities           (23,188)               -
                                           ___________      ___________
Purchase of Equipment                            2,329                -
                                           ___________      ___________
Cash Flows from Financing Activities:
   Repayment of Note Payable and Advances      (48,800)               -
   Note Payable                                 41,000                -
   Proceeds from Issuance of Common Stock       64,198                -
                                           ___________      ___________
Net Cash Added by (Used by) Financing
 Activities                                     56,398                -
                                           ___________      ___________
Increase (Decrease) in cash                     36,913           13,662

Cash, beginning of period                       20,047           (1,464)
                                           ___________      ___________
Cash, end of period                        $    56,960       $   12,198
                                           ===========      ===========
Interest paid                              $     1,781       $    5,287
                                           ===========      ===========
Income taxes paid                          $         -      $         -
                                           ===========      ===========


The accompanying notes are an integral part of the financial statements.


                           ARETE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1999
                                 (Unaudited)

 (1) Summary of Significant Accounting Policies

     a)     Condensed Financial Statements

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

b)     Change in Fiscal Year End.

Effective the period ended December 31, 1998, the Company changed its fiscal year end to December 31, from March 31.

c)     Revenue Recognition.

The Company recognizes revenue when goods are shipped and/or services are provided and when expenses are incurred. Prior period financial statements include a reclassification of postage expenses from cost of goods sold to a reduction of sales to be consistent with the presentation for the period ended June 30, 1999.

d)     Furniture and Equipment.

All of the Company's operating equipment has been either liquidated or relocated to Denver, Colorado during the current period. The Company's operating equipment is being carried at a fully depreciated value, or zero at this time, due to this equipment being held after the end of its depreciable life. Office equipment, costing $2,329, was purchased in the current period.

e)     Reclassification of Certain Liability.

Following the end of the second quarter of fye 12/31/98, the Company reclassified certain Current Liabilities to Current Liabilities - Customer Deposits to account for advance customer payments received for services which were held pending completion of work as of the end of the reporting period.

f)     Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained recurring operating losses, has a net capital deficiency, and is delinquent on certain payroll taxes and on payment of creditor liabilities. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

2)     Recent Sale of Assets.

The Company sold a substantial portion of its operating assets and office furnishings as a part of the move of operations into facilities of SourceOne
Worldwide, LLC. for $40,061 recorded as a long term gain from sale of equipment.
The balance of operating assets are at the end of their depreciable lives, are fully depreciated and are carried at $0 book value.

3)     Common Stock Issued

During the three month period ended June 30, 1999, 7,500,000 shares of common stock were issued as compensation payments and bonuses to officers and directors pursuant to the Company's 1998 Omnibus Stock Option and Incentive Plan
(the "1998 Plan") including 4,500,000 common shares to the CEO and 1,500,000 common shares each to the two outside directors. In addition, 1,500,000 common shares were issued to the former general manager of the Company's printing and direct mail subsidiary, on exercise of an option granted as severance for the $15,000 in cash. Also, 1,000,000 common shares were issued to the General Manger of Aggression Sports, Inc. as compensation and booked as an advance to Aggression Sports.

4)     Stock Options/Grants.

During the period ended June 30, 1999, the Company granted incentive stock options to its directors and CEO to purchase up to 16,500,000 shares at an exercise price of $0.011 per share pursuant to the 1998 Plan including a 10,500,000 share option to the Company's CEO and a 3,000,000 share option to the two outside directors.

Also, pursuant to the Company's 1999 Omnibus Stock Option and Incentive Plan (the "1999 Plan") which was adopted by the shareholders at the June 11, 1999 annual meeting of shareholders, the two outside directors, as administrators of the 1999 Plan, were issued formula awards of contingent bonuses of 1,250,000 common shares each, issuable in the amount of one quarter (1/4) of the total amount on the last day of each fiscal quarter beginning June 30, 1999 provided that such individual is a director or executive officer of the Company on that date. As part of the same award, each outside director was awarded an option to purchase $25,000 in Class A Preferred Stock, convertible into common shares at an initial conversion price of $0.00975 per share for a period of two years after the vesting date. The options vest quarterly commencing October 1, 1999 as to 1/2 of such shares, and the balance in equal amounts at the end of the next two fiscal quarters, again provided that the individual is a director or executive officer on such date.

5)     Accrued Salary

The Company's Chairman and CEO has been accruing all salary
since January, 1999.  Pursuant to his employment agreement,
he has the right to exchange accrued salary at any time into shares of Class A Preferred Stock, Cash or Common Stock, at his
option.  The rights, preferences and privileges of such Preferred
Stock has been previously disclosed in the Company's periodic
reports.   As of the end of the current period ended June 30,
1999, the CEO had accrued salary of $37,500 plus reimbursable expenses.

6) Extraordinary and Non-recurring Expenses

During the period ended June 30, 1999, the Company continued to experience extraordinary and non-recurring expenses in connection with the closure of its operations in Council Bluffs, Iowa and moving its print and direct mail operations as well as its accounting records and controls to Colorado. These expenses include severance payments to former employees, order cancellations and credits issued to customers and unresolved overcharges and billing errors from the Company's outsourcing supplier. Also, during the current period, the Company paid certain non-cash compensation to directors, executive officers, experts and consultants which expenses are attributable to the ongoing turnaround and restructuring project.

                               ITEM 2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Arete Industries, Inc. (the "Company") was organized as a Colorado corporation on June 21, 1987 under the name Travis Investments, Inc. and filed and completed its initial public offering as a blank check company in that year. The Company acquired a cooperative coupon direct mail advertising business that year and since then made several acquisitions of similar businesses. In, 1994 the Company filed for Chapter 11 Bankruptcy protection and, in 1995, the United States
Bankruptcy Court approved the Company's Chapter 11 Plan of Reorganization.
The Company emerged from its Chapter 11 bankruptcy with its cooperative coupon franchise business intact along with a small captive coupon printing and mailing operation located in Council Bluffs, Iowa.

Beginning in May of 1998, with a complete change in management control to its current management, the Company embarked on a turnaround and restructuring plan in which it was converted into a holding company with two subsidiaries.
Effective September 1, 1998, all operations and assets of the franchised cooperative coupon business were transferred into a new, wholly owned subsidiary, Global Direct Marketing Services, Inc. Also, pursuant to the change in control agreement, executed by present and former management, the Company acquired a minority interest in Aggression Sports, Inc., which was formed to pursue business in the outdoor sports industry.

Beginning February 1999 and continuing through the current period, the Company entered into the first phase of a joint venture agreement with SourceOne Worldwide, LLC in which it outsourced all its printing and mailing operations from SourceOne's Denver fulfillment facility.
Customer service, graphics and typesetting was temporarily provided by employees of Global Direct in an executive suite leased from an unaffiliated party in Council Bluffs, IA, in order to assure continuity of the relationships with current customers until the transition to Colorado was complete. In July, 1999, the
 Company closed its Council Bluffs operation entirely and transferred all functions to SourceOne. Bookkeeping and accounting functions formerly handled by an independent firm in Iowa were transferred to Colorado as well.

Since the end of the current period, the Company hired two individuals to review the current business structure and recommend and implement changes in pricing, franchise structure, and operating procedures. These changes will be put in place and implemented by approximately October 1, 1999. These individuals also are being retained to design a new franchise system incorporating these changes, prepare and file a new
Uniform Franchise Offering Circular and begin selling new franchises across the country on behalf of the Company's subsidiary.

Results of Operations

The Company's financial performance has been adversely affected by the transition from closing its Council Bluffs, Iowa printing and direct mail facility and starting-up its outsouring relationship in Denver, Co. The Company plans to reverse these effects by improving systems and controls and making sweeping changes in its product and service offerings and pricing structure.
Due to late mailings and printing mistakes, customers cancelled orders, and were given credits to ensure their continued business. Certain customers withdrew from the Franchise system. The Company generated operating revenues of approximately $171,618 with cost of goods sold of $126,151 (or 74% of sales) during the quarter ended June 30, 1999. This is compared to operating revenues of $583,782 and cost of goods sold of approximately $463,578 (or 80% of sales) during the quarter ended June 30, 1998. The salary expenses of approximately
$160,058 (or 94% of sales) were incurred during the quarter ended June 30, 1999, compared to $70,230 (or 12% of sales) in the quarter ended June 30, 1998. The increase in compensation was due to payment in common stock to directors, executives and consultants necessary to perform the ongoing turnaround of the direct mail business and the ongoing restructuring of the Company. The Company had a net loss of $186,880 (or 100.09% of sales) during the quarter ended
June 30, 1999.

Management was required to estimate its accounts receivable of $120,725 as of June 30, 1999 due to an unanticipated loss of billing information during the move to Denver and difficulty experienced by the Company coordinating with the accounting systems of its oursourcing partner. The Company continues to work on reconstructing its accounting and billing system and correcting errors.

Liquidity and Capital Resources

Management's efforts to date have been directed at eliminating historic operating losses caused by fatal deficiencies in its operating systems and equipment and problems associated with remote management. Management has since discovered additional flaws in the pricing and product mix of its cooperative coupon franchise business and is now acting to completely revise these elements. It is anticipated that after the break-in period, installation of new accounting and operating systems as well as the pending installation of new equipment at its outsourcing facility, the Company will begin to experience growth in sales without ongoing operating losses. The Company has negotiated a pricing structure with SourceOne going forward which will assure a fixed gross profit, and has hired two industry veteran franchise sales personnel to begin to sell franchises nationwide. These moves will enhance cash flow as well as allow the Company to accumulate working capital to fund growth of its current business and expand into other more profitable lines of business.

The Company had liabilities in excess of assets at June 30, 1999 of $348,102.

At June 30, 1999, the Company had no material commitments for capital expenditures.


                                PART II
                            OTHER INFORMATION
Item 1.     Legal Proceedings.

During the period ended June 30, 1999, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

Item 2.     Changes in Securities

(a) Changes in Instruments Defining Rights of Security Holders. Previously reported.

(b) Not Applicable

(c) Item 701 Reg. SB. - There were no unregistered shares of common stock sold by the registrant during the period covered by this report.

Item 3.   Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.

a)   The Company's annual meeting of the shareholders was held on June 11, 1999.

b) The following individuals were elected by the votes shown, as the entire board of directors of the Company at the annual meeting.
  Thomas P. Raabe			For:   213,873,415	Withhold:   1,125,319
  Thomas Y. Gorman			For:   213,963,415	Withhold:   1,035,319
  Keith A. Talbot			For:   213,902,665	Withhold:   1,096,069

c) Other Business Conducted at the Meeting:

i) Adoption of the 1999 Omnibus Stock Option and Incentive Plan. The Plan reserves for issuance up to 35,000,000 shares of common stock or common stock equivalents, preferred stock or equivalents, SAR's, tandem rights and other incentive awards to officers, directors, employees and consultants.

The two outside directors, Messrs. Talbot and Gorman, were appointed as administrators under the Plan and a formula award to these individuals was included in the plan and approved by the shareholders, preserving the requirement of disinterested directors plan administrators.
(See - Note 4, Notes to Financial Statements and Registrant's
Definitive Proxy Statement, previously filed, as an amendment to Form 10-KSB for the fiscal year ended Dec. 31, 1998).

Of the total 214,998,734 voting shares represented at the meeting, the measure adopting this plan was adopted by a vote of 92, 465,174 in favor, 8,781,888 against, 1,489,182 abstentions and 112,262,490 broker non-votes.

ii) Ratification of Appointment of Independent Auditors. The appointment of Schumacher & Associates, CPA's as independent auditors of the Company for the upcoming fiscal year ending December 31, 1999 was passed by a vote of 213,970,052 in favor, 234,000 withheld and 794,682 abstentions.

Item 5.	Other Information.

Subsequent Material Event.  On August 2, 1999, the U.S. Securities and
Exchange Commission filed a civil action in the U.S. District Court for the District of Colorado instituting injunctive proceedings against the Company, its current CEO and its former directors, under Section 10(b)
of the Exchange Act and Rule 10b-5 thereunder pertaining to certain press releases issued by the Company under former management in February of 1998; and further cited violations of Section 15(d) of the Exchange Act for Late and Missing filings of periodic reports under the Exchange Act.
The first claim states that the Company issued two false or misleading press releases in February of 1998 pertaining to an acquisition and that the current CEO, being a principal of the target company, participated in the preparation of the press releases. The second claim states that the Company filed a number of its periodic reports late including several that were never filed for periods ranging from inception of the Company to the present. The Company and its current
CEO and former directors and executive officers state that undisputed evidence obtained during the preceding SEC investigation in which they voluntarily cooperated, belies any grounds for a fraud claim against them and/or the Company. Secondly, the Company believes that former management filed a number of its reports late pursuant to valid extensions under Rule 12b-25 of the Exchange Act and was exempt from filing reports during the Company's Chapter 11 Bankruptcy proceedings for others. The Company further argues that it brought certain delinquent reports current following the resignation of its former management and there are therefore no grounds for sanctions for late or missing filings against the Company or current management.

Item 6.     Exhibits and Reports on Form 8-K

The following exhibits are attached:

Exhibit No.	                                                Page No.
10-1	1999 Omnibus Incentive Stock Compensation Plan
      Adopted June 11, 1999                                 EX-10.1
27	  Financial Data Schedule 	                              EX - 27

There were no Reports on Form 8-K filed during the period covered by this report.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARETE INDUSTRIES, INC.



Date: August 23, 1999               By:  /s/  Thomas P. Raabe, CEO
                                    Principal Executive Officer,
                                    Principal Financial and
                                    Accounting Officer