Form 10QSB
period 1999-09-30
ARETE INDUSTRIES INC
filed 1999-11-22
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                              UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.   For the period ended:          September 30, 1999
or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.  For the transition period from         to

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

                                [ X ] Yes     [   ] No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 1999, Registrant had 292,315,516 shares of common stock, No par value, outstanding.

                                    INDEX

                                                                     Page
                                                                    Number
Part I.       Financial Information

Item I.     Financial Statements

Balance Sheet as of  September 30, 1999                                     2

Statements of Operations, Three Months
  Ended September 30, 1999 and 1998                                         3

Statements of Operations, Nine Months
  Ended September 30, 1999 and 1998                                         4

Statements of Cash Flows, Three Months
  Ended September 30, 1999 and 1998                                         5

Statements of Cash Flows, Nine Months
  Ended September 30, 1999 and 1998                                         6

Notes to Financial Statements                                               7

Item 2.     Management's Discussion and Analysis of
  Financial Conditions and Results of Operations                            8

Part II.  Other Information                                                 9

                              ARETE INDUSTRIES, INC.
                                 BALANCE SHEET

                               September 30, 1999
                                  (Unaudited)

Current Assets

     Cash                                                    $    81,163
     Accounts receivable, net of allowance for
     doubtful accounts of $25,000                                 41,398
                                                              __________
 Total Current Assets                                         $  122,561

Furniture and equipment, net of accumulated
  depreciation  (Note 2)                                          46,079


Other Investments(Advance)                                        37,148
                                                             ___________
	Total Assets                                                $   205,788
                                                             ===========

Current Liabilities

     Accounts payable                                        $   368,608
     Notes Payable (Note 2)                                       85,250
     Other accrued expenses                                      290,890
                                                             ___________
         Total Current Liabilities                           $   744,748

   Total Liabilities                                         $   744,748

 Stockholders' (Deficit) Equity:
      Redeemable convertible preferred stock - no par
      Series A, 3,000 shares issued and outstanding,
     $30,000 face value                                           30,000
      Common stock - No par value,
     500,000,000 shares authorized;
     287,915,516 shares issued and
     outstanding as of 9/30/99     (Note 3)                    7,277,895
     Accumulated deficit                                      (7,589,559)
     Current Period Deficit                                     (257,296)
       Total Stockholders' Equity (Deficit)                     (538,960)
                                                              ___________

Total Liabilities and Stockholders' (Deficit)              $     205,788
                                                             ============


The accompanying notes are an integral part of the financial statements.

                        ARETE INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS

               For the Three Months Ended September 30,
                             (Unaudited)

                                                   1999              1998
Sales  (1c,6)                              $    252,786      $     531,623

Cost of goods sold (exclusive of
depreciation shown separately
below)  (1c,6)                                   363,873            459,911
                                            ____________       ____________
  Gross Profit                                  (111,087)            71,712

Operating Expenses
 Depreciation    (1d)                                   -             10,924
 Bad debts                                              -             (5,000)
 Rent                                               5,400             24,520
 Salaries                                          58,170             28,378
 Other operating expenses                          81,824             81,753

   Total Operating Expenses                       145,394            140,575
                                            _____________       _____________
Net Operating (Loss)                        $    (256,481)      $    ( 68,863)

Other Income (Expenses)
 Interest Income                                      201                   -
 Miscellaneous  Income                                  -                   -
 Gain on sale of investment                             -              4,500
 Interest (expense)                                (1,016)            (1,238)
                                            _____________      _____________
   Total Other                              $        (815)     $       3,262

Net (Loss)                                  $    (257,296)     $     (82,098)
                                            _____________      _____________
Net (Loss) per Share                        $         nil      $         nil

Weighted Average Shares Outstanding            285,663,342       226,184,655


The accompanying notes are an integral part of the financial statements.

                          ARETE INDUSTRIES, INC.
                        STATEMENTS OF OPERATIONS

                 For the Nine Months Ended September 30,
                              (Unaudited)

                                                     1999            1998
Sales  (1c)                                    $    681,888  $  1,392,111

Cost of goods sold (exclusive of
  depreciation shown separately
  below)  (1c)                                      716,642     1,139,437
                                                ___________   ____________
  Gross Profit                                      (34,754)      252,674

Operating Expenses
 Depreciation    (1d)                                     -        37,629
 Bad debts                                                -        74,065
 Rent                                                42,765        67,520
 Salaries                                           283,033       182,330
Other operating expenses                            203,843       293,632
  Total Operating Expenses                          529,641       655,176
                                               ____________  ____________
Net Operating (Loss)                           $   (564,395) $   (402,502)

Other Income (Expenses)
 Interest Income                                        621           376
 Miscellaneous  Income                                    -             -
 Gain on sale of investment                          40,061         4,500
 Interest (expense)                                  (2,797)      (23,105)
   Total Other                                $      37,885   $   (18,229)
                                              _____________   ___________
Net (Loss)                                    $    (526,510)  $  (420,731)
                                              _____________   ___________
Net (Loss) per Share                          $         nil   $       nil

Weighted Average Shares Outstanding             272,707,956    226,184,655


The accompanying notes are an integral part of the financial statements.



                          ARETE INDUSTRIES, INC.
                         STATEMENTS OF CASH FLOWS

                  For the Three Months Ended September 30
                               (Unaudited)
                                                 1999           1998

Cash Flows from Operating Activities:
 Net (loss)                              $    (257,296)   $     (84,526)
 Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities
    Depreciation                                     -           10,924
    (Increase) Decrease in Prepaid Expenses     19,416
    Ammortization of Management Fees                 -           14,583
    Stock Issued for Services                   44,338           80,000
    Increase (Decrease) in Customer
      Deposits (Note 1e)                                        (93,972)

    Increase (Decrease) in Accounts
     Payable, Accrued Expenses and
     Other                                     114,778           66,622
    (Increase) Decrease in Accounts
     Receivable                                 79,327           25,290
                                         _____________      ___________

Net Cash Provided by Operating
 Activities                                        563           18,921
                                         _____________      ___________

Cash Flows from Investing Activities             1,040                -
Purchase of Equipment                          (43,750)               -
                                         ______________     ___________
                                               (42,710)               -

Cash Flows from Financing Activities:
   Note Payable                                 44,250                -
   Proceeds from Issuance of Common Stock       22,100                -
                                         _____________       ___________
Net Cash (Used by) Financing
 Activities                                     66,350                -
                                         _____________       ___________
Increase (Decrease) in cash                     24,203           18,921

Cash, beginning of period                       56,960           12,198
                                         =============       ==========
Cash, end of period                      $      81,163      $        -
                                         =============       ==========
Interest paid                            $       1,016      $    16,040
                                         =============       ==========
Income taxes paid                        $          -       $        -
                                         =============       ===========

The accompanying notes are an integral part of the financial statements.

                          ARETE INDUSTRIES, INC.
                         STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30
                              (Unaudited)
                                                 1999           1998

Cash Flows from Operating Activities:
Net (loss)                              $     (526,510)  $     (420,732)
Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities
    Depreciation                                     -           37,629
    (Increase)Decrease in Prepaid Expenses      10,979            9,737
    amortization of Management Fees                              27,083
    Stock Issued for Services                  197,561          398,335
    Increase (Decrease) in Customer
    Deposits (Note 1e)                         (10,791)          16,028
    Increase (Decrease) in Accounts
     Payable, Accrued Expenses and
     Other                                     362,036          (11,620)
    (Increase) Decrease in Accounts
     Receivable                                (26,680)         (23,575)
                                           ____________     ____________
Net Cash Provided by Operating
 Activities                                      6,595            20,385
                                           ___________      ____________

Cash Flows from Investing Activities           (22,148)               -
                                           ___________      ____________
Purchase of Equipment                          (46,079)               -
                                           ___________      ____________
Cash Flows from Financing Activities:
   Repayment of Note Payable and Advances      (48,800)               -
   Note Payable                                 85,250                -
   Proceeds from Issuance of Common Stock       86,298                -
                                           ___________      ____________
Net Cash Added by (Used by) Financing
 Activities                                    122,748                -
                                           ___________      ____________
Increase (Decrease) in cash                     61,116            20,385

Cash, beginning of period                       20,047           (1,464)
                                           ___________      ___________
Cash, end of period                        $    81,163       $   18,921
                                           ===========      ===========
Interest paid                              $     2,797       $   18,925
                                           ===========      ===========
Income taxes paid                          $         -      $         -
                                           ===========      ===========


The accompanying notes are an integral part of the financial statements.


                           ARETE INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                September 30, 1999
                                 (Unaudited)

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

c)     Revenue Recognition.

The Company recognizes revenue when goods are shipped and/or services are provided and when expenses are incurred. Prior period financial statements include a reclassification of postage expenses from cost of goods sold to a reduction of sales to be consistent with the presentation for the period ended September 30, 1999.

d)     Furniture and Equipment.

All of the Company's operating equipment has been either liquidated or relocated to Denver, Colorado during previous periods. The Company's operating equipment is being carried at a fully depreciated value, or zero at this time, due to this equipment being held after the end of its depreciable life. During the current period, the company purchased its inserter equipment from the lessor for $43,750 by issuance of a note payable secured by the inserter equipment (See Note 2).

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

2)     Sale and Purchase of Assets.

During the current period, the company purchased its inserter equipment from the lessor with a note payable secured by the equipment.
The Company sold a substantial portion of its operating assets and office furnishings as a part of the closure and outsourcing of its printing and direct mail operations for $40,061 recorded as a long term gain from sale of equipment.
The balance of operating assets are at the end of their depreciable lives, are fully depreciated and are carried at $0 book value.

3)     Common Stock Issued

During the three month period ended September 30, 1999, 4,800,000 shares of common stock were issued as compensation payments to employees and consultants in lieu of cash compensation for accounting and bookkeeping, internet development services, sales and marketing consulting and salary for the Company's Chief Operating Officer. Stock issued to the General Manger of
Aggression Sports, Inc. as compensation was booked as an advance to Aggression Sports, Inc.

4)     Stock Options/Grants.

Pursuant to the Company's 1999 Omnibus Stock Option and Incentive Plan (the "1999 Plan") which was adopted by the shareholders at the June 11, 1999 annual meeting of shareholders, the two outside directors, as administrators of the 1999 Plan, were issued formula awards of contingent bonuses of 1,250,000 common shares each, issuable in the amount of one quarter (1/4) of the total amount on the last day of each fiscal quarter beginning September 30, 1999 provided that such individual is a director or executive officer of the Company on that date. As part of the same award, each outside director was awarded an option to purchase $25,000 in Class A Preferred Stock, convertible into common shares at an initial conversion price of $0.00975 per share for a period of two years after the vesting date. The options vest quarterly commencing October 1, 1999 as to 1/2 of such shares, and the balance in equal amounts at the end of the next two fiscal quarters, again provided that the individual is a director or executive officer on such date.

5)     Accrued Salary

The Company's Chairman and CEO has been accruing all salary
since February, 1999.  Pursuant to his employment agreement, he has the right to exchange accrued salary at any time into shares of Class A Preferred Stock, Cash or Common Stock, at his
option.  The rights, preferences and privileges of such Preferred
Stock has been previously disclosed in the Company's periodic
reports.   As of the end of the current period ended September 30,
1999, the CEO had accrued salary of $60,000 plus reimbursable expenses.

6) Extraordinary and Non-recurring Expenses

During the period ended September 30, 1999, the Company continued to experience extraordinary and non-recurring expenses in connection with the closure of its print/mail facility in Iowa, tranferring administrative and accounting functions to Boulder, and moving customer services to Phoenix, Arizona. These expenses include severance payments to former employees, order cancellations and credits issued to customers and unresolved overcharges and billing errors from the Company's outsourcing supplier. On September 30, 1999, the Company terminated its outsourcing relationship with SourceOne Worldwide and initiated an outsourcing relationship nwith a third party coupon printing and direct mail company located in Mesa, Arizona. As of the end of the current period, the Company had a substantial disputed balance owing to its former outsourcing partner for significant overcharges which, as of the date of this report, has not been resolved to the Company's satisfaction. The effect of the dispute being resolved in the Company's favor would result in a decrease in sales from credits issued to customers, and a decrease in costs of goods sold from credits to the company from its outsourcing partner. The combination of the above effects would result in an increase in gross profit and an increase in net operating profit.

Also, during the current period, the Company paid certain non-cash compensation to directors, executive officers, experts and consultants which expenses are attributable to the ongoing turnaround and restructuring project.

                               ITEM 2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Arete Industries, Inc. (the "Company") was organized as a Colorado corporation on June 21, 1987 under the name Travis Investments, Inc. and filed and completed its initial public offering as a blank check company in that year.
By action approved by the shareholders on September 1, 1998, the name of the Company was changed to Arete Industries, Inc. The Company's core business is cooperative coupon direct mail advertising. In 1994 the Company filed for Chapter 11 Bankruptcy protection and, in 1995, the United States Bankruptcy
Court approved the Company's Chapter 11 Plan of Reorganization.

The Company emerged from its Chapter 11 bankruptcy with its cooperative coupon franchise business intact along with a small captive coupon printing and mailing operation located in Council Bluffs, Iowa.

At that time, the Company's coupon advertising business began suffering from significant attrition in its customer base and diminishing revenues.
Further, the print and mail operations were becoming increasingly unprofitable due to lack of a professional management team, extremely poor condition of the equipment and lack of capital investment by former management in customer service and a franchise sales and marketing program to replenish the franchisee network and increase the independent customer base.
Prior management provided minimal capital to fund losses and pay certain debts, and funded most of the operating losses with issuance of common stock to employees, professionals and consultants.

In May of 1998, the Company underwent a change in control and installed a new turnaround management team charged with restoring the Company's core business to profitability by eliminating unprofitable operations, by expanding its customer base and by moving into higher, more profitable lines of business.

In October, 1998 the Company was restructured to a holding company format and the print and direct mail was transferred to a wholly owned subsidiary, Global Direct Marketing Services, Inc. The structure was changed to facilitate acquisition or incubation of other business opportunities by the Company. The objective of management's turnaround efforts was to eliminate operating losses and to enable the Company to grow its core business as a platform for further expansion into higher margin sectors of the direct mail and direct marketing business.

In November of 1998, the Company engaged Mr. Mike Lowe to be the managing director of Aggression Sports, Inc., dba Arete Outdoors, a minority (44%) owned subsidiary of the Company. Mr. Lowe has become a principal partner in the Arete Outdoors venture and will offer both his business management and startup expertise as well as his particularily well renowned product design, sourcing and marketing expertise in the specialty outdoor sports industry. Mr. Lowe recently was also appointed as Chief Operating Officer of the parent company, Arete Industries, Inc. to assist in executing the turnaround and ramp-up of the direct marketing business. To date, Aggression
Sports, Inc., dba Arete Outdoors, has no revenues employees or operations.

In January of 1999, the Company entered into a joint venture agreement with SourceOne Worldwide, a Denver based sales, marketing and customer service fulfillment company to help the Company shut down its operations in Iowa and set up new printing facilities located at SourceOne's facilities in Denver.
Under the agreement, printing and direct mail operations were to be outsourced to SourceOne based on a favorable pricing matrix recommended by SourceOne to ensure positive gross profit during the transition phase of the venture.
This venture began in February of 1999 and was terminated on September 30, 1999 due to repeated printing and mailing errors and the inability of SourceOne to meet the requirements of the Company's customers, either in pricing, quality or service. To stem an increasing loss of customers due to these problems, the Company determined to place its print and direct mail production work with much more suitable outside facility located in the Phoeniz, Az. area. Although management is dissappointed with the results of the SourceOne relationship, the joint venture made it possible for the Company to eliminateing the causes for ongoing operational losses making it possible to grow and enhance the current direct mail business and to take the Company in a new, more promising directions.

During the current period, the Company hired two industry veterans to clean up, reposition and restructure the Company's direct mail advertising business to restore its profitability, make it competitive, to manage and service the current customer base and to design and launch a new franchise sales program to start in January, 2000. Effective October 1, 1999, the Company's pricing and cost structure now affords the Company the ability to operate profitably and the ability to grow without requiring substantial infusions of equity or debt for capital improvements, etc.


Results of Operations

The current period operating results reflects in total the effects of outsourcing all print and direct mail requirements to third parties and engaging the services of independent contractors by payment with common stock. These results reflect elimination of historical administrative and production overhead and introduction of direct pricing through by the Company's former outsourcing partner including excessive prices, failure to correct or credit the Company or its customers for numerous errors and mistakes leading to lost business, late billings and refusals of customers to pay for work performed.

The Company's financial performance has also been adversely affected by continuing non-recurring expenses incurred in connection with the closing of its Iowa facilities, by moving and reconstructingfinancial and operating records, by applying credits applied to customers or which were taken by customers for untimely work, mistakes and poor performance of the former joint venture partner. The Company has made strides to reverse these effects by eliminating unprofitable operations, completely redesigning the franchise business from policies and procedures to product offering choices, costs and pricing, and by mounting an immediate campaign to recruit new franchisees and independent representatives to increase revenues and facilitate acquisition of additional direct marketing capabilities.

The Company generated operating revenues of approximately $252,786 with cost of goods sold of $363,873 (or 144% of sales) during the quarter ended
September 30, 1999. This is compared to operating revenues of $531,623 and cost of goods sold of approximately $459,911 (or 87% of sales) during the quarter ended September 30, 1998. The salary expenses of approximately
$58,170 (or 23% of sales) were incurred during the quarter ended September
30, 1999, compared to $28,378 (or 6% of sales) in the quarter ended September
30, 1998. The increase in compensation was due to payment in common stock to directors, executives and consultants necessary to perform the ongoing turnaround of the direct mail business and the ongoing restructuring of the Company. The Company had a net loss of $257,296
(or 102.00% of sales) during the quarter ended September 30, 1999.

Management was required to estimate its accounts receivable of $41,398 as of September 30, 1999 due to an unanticipated loss of billing information during the move to Denver and difficulty experienced by the Company coordinating with the accounting systems of its oursourcing partner. The Company continues to work on reconstructing its accounting and billing system and correcting errors.

Liquidity and Capital Resources

When the new Management team was installed in May of 1998, their investigations disclosed certain deficiencies in financial and management accounting systems.
Management acted early on during their tenure to implement appropriate policies and procedures to correct these deficiencies. These efforts had positive effects of improving cash management and operating efficiencies. However, new management also determined that to restore the business to profitability, total revenues had to increase and to accomplish that task, substantial capital investment in facilities, equipment and management was imperative.
Management believed at the time that acquiring the needed capital through debt or equity was not feasible without substantial dilution to current shareholders. Therefore, Management determined that the Company's facilities were incapable of rehabilitation and that outsourcing production was the only method of bringing the Company out of its predicament.

The Company continues to have little or no sources of liquidity nor the means of attracting debt or equity investments on terms favorable to the Company.
The Company experiences continuing operating losses which traditionally have been funded with issuance of common stock, by increasing accounts payable and accrued expenses and consuming either capital equipment or increasing short term debt. Management believes that by focusing on improving business fundamentals including increasing total sales, generating net revenue, eliminating fixed costs, cutting back all unnecessary overhead and outsourcing all production requirements, financial performance will improve and the Company will become attractive to investors, banks and new, more advantageous business alliances will become feasible.

The Company had liabilities in excess of assets at September 30, 1999 of $538,960.

At September 30, 1999, the Company had no material commitments for capital expenditures.


                                PART II
                            OTHER INFORMATION
Item 1.     Legal Proceedings.

As disclosed under Subsequent Events in the compnay's second quarter report, for the period ending June 30, 1999, on August 2, 1999, the U.S. Securities and
Exchange Commission filed a civil action in the U.S. District Court for the District of Colorado instituting injunctive proceedings against the Company, its current CEO and its former directors, under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and further citing violations of Section 15(d) of the Exchange Act for Late and Missing filings of periodic reports under the Exchange Act.

Item 2.     Changes in Securities

(a) Changes in Instruments Defining Rights of Security Holders. Previously reported.

(b) Not Applicable

(c) Item 701 Reg. SB. - There were no unregistered shares of common stock sold by the registrant during the period covered by this report.

Item 3.   Defaults Upon Senior Securities.                     None.

Item 4.	Submission of Matters to a Vote of Security Holders.       None

Item 5.	Other Information.

Subsequent Material Event.

         Effective November 15, 1999, Mr. Keith Talbot resigned as an officer and director of the Company. There were no material disputes cited by Mr. Talbot, with regard to conflicts with management or other members of the board of directors or pertaining to any material transaction or event involving either the Company or its management.

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

                                    ARETE INDUSTRIES, INC.



Date: November 22, 1999             By:  /s/  Thomas P. Raabe, CEO
                                    Principal Executive Officer,
                                    Principal Financial and
                                    Accounting Officer