Form 10KSB
period 1999-12-31
ARETE INDUSTRIES INC
filed 2000-04-14
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the fiscal year ended December 31, 1999       Commission file No. 33-16820-D
                                                                      ----------
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                             ARETE INDUSTRIES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)


          Colorado                                             84-1063149
-------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


         2305 Canyon Blvd. Suite 103, Boulder, Colorado         80302
        ------------------------------------------------      ----------
            (Address of principal executive offices)          (Zip Code)


                                 (303) 247-1313
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

State Issuer's revenues for its most recent fiscal year:    $817,917

On April 11, 2000, the Registrant had 307,363,700 shares of common voting stock held by non-affiliates. The Aggregate market value of shares of common stock held by non-affiliates was $22,130,186 on this date. This valuation is based upon the average low bid price for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD").

Documents Incorporated By Reference: Part III, Items 9-12 of this Form are incorporated by reference from Registrants Proxy Statement for its upcoming meeting of stockholders scheduled for June 2, 2000, which will be filed with the Commission by amendment to this Form 10-KSB on or before the earlier of the date of mailing to the stockholders or 120 days from 12/31/99 per general instruction E(3) of Form 10-KSB.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS
                   -------------------------------------------

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                  Yes [  X  ] No [   ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
                    ----------------------------------------

On April 11, 2000, the issuer had 322,863,700 shares of its no par value common stock outstanding.


Transitional Small Business Disclosure Format: Yes     ;   No X .
                                                  ---        ----

                                     PART I

Item 1 - Business
=================


General Development of the Business
-----------------------------------

Arete Industries, Inc. (the "Company") was organized under the laws of the State of Colorado on July 21, 1987, under the name "Travis Investments, Inc." In late 1987 the company completed a blank-check public offering and merged with a company named Vallarta, Inc. and its subsidiary Le Mail, Inc. whereafter the name was changed to Travis Industries, Inc. On September 1, 1998, the shareholders approved a name change of the Company to Arete Industries, Inc.

From 1987 through approximately March of 2000, the company was engaged in cooperative direct mail coupon advertising including a nationally franchised sales force and an in-house printing and mailing facility. In 1994, the Company filed a voluntary petition under Chapter 11 of the US Bankruptcy Code and successfully consummated its Chapter 11 Plan of Reorganization in September of 1995. Since then until approximately May 1, 1998, former management pursued a strategy of keeping the coupon business operational while looking for an acquisition of an entirely new business. In May, 1998 the company underwent a change in control in which its former management and board resigned and put two new individuals in place to engage in the high end specialty outdoor sporting goods business. At that time a new subsidiary company, Aggression Sports, Inc. was formed to seek acquisitions in this industry, which was majority owned by its current CEO and former CFO. Later in 1998, the company formed a wholly owned subsidiary, Global Direct Marketing Services, Inc. into which all its printing and direct mail assets and the franchise network were transferred in order to execute a financial turnaround of this business while pursuing its outdoor sports business and other planned initiatives in separate entities.

In February of 1999, management engaged in a joint venture with SourceOne Worldwide, LLC, a privately owned Colorado based direct mail and fulfillment company ("SourceOne") to take advantage of the synergies between the two businesses and to avoid the costs and ongoing risks and inefficiencies of rebuilding and operating the Company's Council Bluffs print and mail facilities. The purpose of its joint venture with SourceOne, was to create and operate a full scale commercial printing operation within a new subsidiary to be formed, which was to service all of the printing business of the Company, SourceOne and new business from around the Denver regional market. In June of 1999, the Company engaged franchise development specialists to stem attrition in its franchise network and to direct the fulfillment side of the business.

Historically, the Company's primary business has been graphics, printing, advertising and fulfillment of direct mail advertising programs, particularly in the national and neighborhood coop coupon mailer niche through a franchised network of coupon advertising dealers. However, over the years, the coop coupon direct mail business has become extremely competitive with the customer base becoming more sophisticated and purchasing printing and fulfillment based on price and quality. The rapid growth of electronic commerce gave the Company an opportunity to completely rethink and restructure its business away from commodity-type products. The Company tried to augment the thin margins of direct mail coupons with value added services, which were provided as a package to the customers of the franchisees. The Company tried to develop an entirely new vision based on combining electronic commerce, information technology and direct mail reinforcement of web based marketing systems. The Company, in partnership with SourceOne, tried to position itself capture a significant market share in the direct marketing market.

In the final quarter of 1999, the company's franchise network collapsed under these pressures and in the beginning of the first quarter of 2000, management ceased its coop coupon turnaround efforts. It determined that the likelihood of the growth in sales to a level sufficient to support operations and provide a return to the shareholders did not justify the cost of creating, developing and maintaining the capacity to provide the value added services to the franchisees.

Since taking over control in May of 1998, the financial structure of the Company required the new management to devote its time in a turnaround and restructuring program of the coop coupon program, which was designed to fix the existing business, clean up the capital structure and generate profitability and positive cash flow. Beginning in the first quarter of 2000, that focus has changed.

The new vision of Arete Industries is to cultivate business start-ups. The Company's strategy is to build a management team and core logistical function that can be shared by various business development initiatives. The core logistical function will be centered on a flexible internet marketing and back-end fulfillment capability that can be leveraged to develop new and unique profitable business opportunities. The plan is to begin with a couple of projects that match-up well with the capablities of the management team and the internet and fullfilment capabilities. The Company has formed its core mangement team consisting of Thomas P. Raabe (corporate and legal), Thomas Y. Gorman (finance), Lawrence P. Mortimer (sales and marketing) and Michael H. Parsons (operations and engineering).

The first company Arete Industries is working with is Agression Sports, Inc. (d/b/a Arete Outdoors). On April 30, 1998, the Company executed a share exchange, where the Company exchanged 30 million shares of common stock for a 44% equity interest in Arete Outdoor. Arete Outdoors' is built around the unique and patentable designs of Michael Lowe. Michael Lowe has approximately 30 unique concepts in experiential outdoor sports and adventure products that he is contributing to the Company for development. The first of the products to come to market is a snowshoe (patent pending). The product development process for the snow shoe was completed in the first quarter of 2000. Out-sourcing manufacturing arrangements for the snowshoe are to be set-up in second quarter of 2000, and the first sales are scheduled to be in early third quarter of 2000. The next product is the Alpine Scooter (patent pending). The Alpine Scooter is a totally unique winter and summer alpine product. It provides the Company an opportunity to introduce a product for young and old to have a new experience primary on ski slopes. The product development process and out-sourcing manufacturing arrangements for the Alpine Scooter are on scheulde to be completed in second quarter of 2000 with the first sales expected to occur in late third quarter of 2000. The next two products, scheduled to be introduced in 2000 are the Power Pole and Suspension Ski which will complete the first full winter product line. Both of these products are in the product development process and are not expected to be available for sale until the fourth quarter of 2000.

The second focus of the Company is building e-commerce capabilities and Internet-based products and services. The Company is developing this in two parts. The first part is a focus on a new outdoor adventure community website for Arete Outdoors, and development of its content and the fulfillment logistics that will support consumer-to-Company direct order placements over the website. Thes will be the core elements of the e-commerce capabilties that can be shared throughout the Arete Industries related group of companies. The second part is an initiative to explore and develop unique ways of combining the internet with the traditional media business model. The Company sees a potentially long-term opportunity in marrying the internet and traditional media opportunities that is contrary to current trends. The Company believes there are several profitable products and services that can be focused on the consumer, the retailer and traditional media, e.g., newspapers.

The Company currently has authorized 500,000,000 shares of no par value common stock. During fiscal year 1999, all outstanding shares of Class B Preferred had been converted into common stock and the class was retired. By board resolution dated October of 1998 and pursuant to an amendment to the Articles of Incorporation filed with the Colorado Secretary of State on April 22, 1999, a new Class of Preferred Stock, entitled Class A Cumulative Convertible Preferred Stock (the "Class A Preferred) was designated. Under this designation, the Company currently has 100,000 shares authorized and as of April 12, 2000, none outstanding. Each share of Class A Preferred carries a redemption price and a liquidation preference of $10 and pays cumulative dividends on a quarterly basis at the prime rate posted in the Wall Street Journal on the last day of any fiscal quarter in question. Also, the Class A Preferred is convertible into shares of common stock based on face value divided by an amount equal to 110% of the average weekly closing bid price for a common share on the OTC Bulletin Board (or the NASDAQ Small Cap Bulletin Board, if applicable) on the date of issuance or on the date of conversion, whichever is less. In January of 1999, the company issued 3,000 shares of Class A Preferred, valued at $30,000 with an up-front conversion price of $0.01 per share and in January and February of 2000, these shares were converted into common stock at the election of the shareholders. In November of 1999, the board granted certain officers options to purchase up to $100,000 in face value of Class A Preferred convertible into Common Stock at $0.01 per share. Also, on January 5, 2000, the board granted certain officers and employees the option to purchase an aggregate of $650,000 in face value of Class A Preferred convertible into common stock at $0.025 per share. (See: Note 10 to Financial Statements -Subsequent Events).


Narrative Description of Business of the Company
------------------------------------------------

The vision of Arete Industries, Inc. is to cultivate unique and profitable business opportunities and build a portfolio of successful companies under a holding company format. Management intends to accomplish this task by providing senior management and critical operations infrastructure (bricks and mortar) on a `shared overhead' basis to leverage growth and therefore the potential for success of each business initiative it pursues.

The first business opportunity which the Company is cultivating is in the summer and winter alpine sport segment of the specialty outdoor adventure sporting goods industry. This segment is one of the fastest growing areas of the sporting goods industry with product categories such as snowboards, snowshoes and mountain biking. In recent years, these products have created entire new industry niches. The Company is entering this segment with innovative patentable products that can be at the leading edge of entirely new categories. Each of the approximately thirty products currently under development or proposed in the near term, is directed at creating a new and unique experience for the weekend explorer, the expert and recreational user. The ability to create this unique experience is illustrated by the Company's first two products: the snowshoe and the alpine scooter.

The snowshoe is a breakthrough design addressing a broad range of needs of users from weekend warriors seeking a winter alternative to jogging, to the technical needs of adventurists and alpine climbers. The snowshoe is extremely lightweight and durable. It can fit any boot with or without crampons. Because the level of the foot is below the float, they also have great floatation and work better than any other snowshoe on steep or technical terrain.

The alpine scooter is designed for summer and winter down hilling fun at ski areas. This full suspension scooter is easier and safer to ride than a mountain bike, and it is much faster to learn than skiing or snowboarding. This product creates a unique experience for a broad range of users and management believes that it will revitalize the winter alpine sport industry with a potential market impact beyond that of the snowboard.

The Company is developing a marketing and sales plan for the scooters that takes full advantage of the products' unique features of low impact, exciting, fun and something that users of all skills and ages can enjoy. The Company believes that its initial products are strategically placed at the right time and place in the market because the ski slopes have had a string of bad years and there is a popularity with x-game type events, into which the Company's products can hopefully expand. The Company's key demographic focus is the old people who want to be young and young people who want to be bold. The Company's products allow people who love adrenalin-oriented athletic events to partiicpate without the potential for ice packs on the knees afterwards.

In addition to cultivating the product and marketing initiatives of Arete Outdoors, Arete Industries has committed to begin using advanced information technology and market research techniques, including electronic commerce, targeting and data-base and permission marketing systems with a view to providing value added marketing services to its portfolio businesses as well as a broader population of individuals, merchants and business enterprises. The Company intends to exploit these capabilities to expand the revenues and increase the margins of businesses it is cultivating.

Arete Industries has undertaken to build a high level core management team that will serve as the cornerstone of its future. This core group will serve as a shared overhead amongst the Arete Industries group of companies. Providing high-level expertise and advanced infrastructure capabilities to the individual companies, keeping the individual business unit's overhead cost to a minimum is the financial essence of the Company's business cultivation process.

Arete Industries currently has two full-time employees, Thomas Raabe (Chairman and CEO of Arete Industries) and Michael Lowe (COO of Arete Industries and President of Arete Outdoors), who provide general management services for Arete Industries and Arete Outdoors. In addition, Arete Industries has three part-time employees, Thomas Gorman (board member, CFO and director of finance), Lawrence Mortimer (Sales and Marketing) and Michael Parsons (Operations and Engineering). By approximately May 1, 2000, Michael Lowe will begin to focus all of his time and efforts on product development and development of website content at Arete Outdoors. At this time, the company anticipates that Mr. Lowe will be managing two full-time employees, an operations manager and a designer. Arete Industries plans to hire a controller in the immediate future to oversee the financial controls of the extended operations. In addition, Arete Industries plans to add one or more information technology ("IT") personnel to manage and maintain the company's websites, operate the marketing database and up-date the websites' content.


Intellectual Property
---------------------

The Company, through its partly owned subsidiary, Aggression Sports, Inc. (dba Arete Outdoors) has two US patents pending on its snowshoe design and alpine scooter designs. Other patents are scheduled to be filed for a number of products which the Company plans to release. Arete Outdoors has an exclusive license agreement implicit in Michael Lowe's employment agreement of both his name and his trade name "Lowe Brothers Design". Mike Lowe's agreement also provides a provisional assignment to Arete Outdoors of patent rights to at least 30 proprietary product designs in Mr. Lowes current portfolio. Arete Outdoors and the Company have a consulting agreement with Mr. Greg Lowe, Mike Lowe's brother, to provide design services in connection with a new line of products which includes a royalty to Mr. Lowe and an assignment of patent rights to the Company on all designs provided by him pursuant to this agreement. The Company owns certain US registered trademarks associated primarily with its discontinued print and direct mail operations, which, pending other decisions, it intends to maintain in full force and effect. The Company's franchise network remains in place although the company believes all outstanding franchises are inactive, therefore the agreements can be terminated at any time by the Company.

The Company has subsidized research and development activities for Arete Outdoors since November of 1998. In this connection, Mr. Lowe devoted full time since that date until approximately May 12, 1999 and part-time thereafter through the end of fiscal year 1999. Mr. Lowe has undertaken full time responsibilities as product development director at Arete Outdoors beginning January 1, 2000 and will be executing the plan to patent approximately 2 products designs per month until selected concept in his portfolio of patentable ideas is exhausted. Thereafter, both he and Greg Lowe will continue to provide design services and new product development for the Company on an ongoing basis.


Seasonality of Business
-----------------------

The outdoor sports business is a two season business, summer and winter. Products can address two or four seasons on a case by case basis. The traditional product cycles in this industry require two distinct marketing and manufacturing efforts per year. The Company intends to market products which cover all seasons. Because the Company will be marketing its products primarily over the internet, these traditional cycles will not carry the same effect as if it depended on wholesale distribution to merchants and dealers.


Competition
-----------
The outdoor sports business is highly competitive and Arete Outdoors will have a number of competitors across the United States. Sizes of competitors range from small privately held businesses to large, well capitalized corporations, with substantial operating histories. Arete outdoors will address the competition by being one of few companies to launch its products and sell primarily over the internet. In this way, it will not have to invest substantial sums of money developing a wholesale distribution network in order to break through entry barriers. This will require a substantial investment in publishing and advertising its new website. Arete Outdoors will operate a community website which is designed as a destination site for outdoor adventurists and enthusiasts. There are several outdoor websites already in existence which have substantial traffic and are well funded with private and public venture capital. Although the company's website design is unique in the industry, the Arete Outdoor website will compete with the existing sites for this traffic.


Costs of Compliance with Environmental Laws
-------------------------------------------

In the business operations of the Company there are no significant waste by-products which are discharged into the environment or which require special handling or the incurring of additional costs for disposal. Accordingly, costs of compliance with environmental laws, rules and regulations have not been segregated and are believed to be nominal.

The Company is unaware of any pending or proposed  environmental  laws, rules or
regulations,   the  effect  of  which  would  be  adverse  to  its  contemplated operations.

Employees
---------

The parent company, Arete Industries, has one full time and three part time employees located in corporate headquarters in Boulder, Colorado. The subsidiary, Global Direct Marketing Services, Inc. has no operations or employees. Arete Outdoors, partially owned subsidiary has one full time employee and two individuals who will become full time May 1, 2000. Arete Outdoors shares facilities with the parent, but efforts are underway to acquire a production and fulfillment facility in the near future. The CEO of the Company and the President of Arete Outdoors are currently on employment agreements, and the Company employs part-time professional business, accounting and financial consultants on an as needed basis.


Item 2 - Properties
===================

Arete Industries currently sub-leases a portion of an 1100 square foot suite of offices in Boulder, Colorado for approximately $550 per month plus supplies. Beginning May 1, 2000, it has leased approximately 4,000 square feet for $4,779 per month. This site will house the executive offices and the website. It should be sufficient space for Arete Industries for the foreseeable future. Arete Outdoors is looking for an independent facility, where it can develop its light-assembly, fulfillment and database management capabilities.


Item 3 - Legal Proceedings
==========================

To the knowledge of management, during the fiscal year ended December 31, 1999, and to the date hereof, other than as disclosed herein, the Company is not nor was a party to any material legal proceedings, and no such proceedings are known to be contemplated. Similarly, to the knowledge of management, and for the periods indicated, other than as disclosed herein, no director or executive officer of the Company is or was party to any material legal proceeding wherein any such person had an interest adverse to the Company. As disclosed under Part II, Subsequent Events in the Company's quarterly report, for the period ending June 30, 1999, on August 2, 1999, the U.S. Securities and Exchange Commission filed a civil action in the U.S. District Court for the District of Colorado instituting injunctive proceedings against the Company, its current CEO and its former directors, under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and further citing violations of Section 15(d) of the Exchange Act for late and missing filings of periodic reports under the Exchange Act.


Item 4 - Submission of Matters to a Vote of Security Holders
============================================================

No matters were submitted to a vote of security holders during the past quarter. The Company has scheduled its annual meeting for June 2, 2000 in Boulder, Colorado.


                                     PART II


Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.
===============================================================================

The common stock of the Company is listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "AREE."

The following table shows the range of high and low bid quotations for the Company's common stock for the past two fiscal years, as reported by NASDAQ's OTC Bulletin Board. Prices reflect inter-dealer prices, and do not necessarily reflect actual transactions, retail mark-up, mark-down or commission.

                                STOCK QUOTATIONS
                                ----------------

                                                 BID
                                        ------------------------
                    Quarter Ending:      High             Low
                    ---------------     --------        --------
Fye 12/31/98

                        3/31/98         $ 0.20          $ 0.022
                        6/30/98           0.0525          0.016
                        9/30/98           0.02            0.005
                       12/31/98           0.015           0.006

Fye 12/31/99
                       3/31/99            0.015           0.005
                       6/30/99            0.015           0.005
                       9/30/99            0.029           0.009
                      12/31/99            0.022           0.007

As of April 11, 2000, the number of record holders of the Company's common stock was 318. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name.


Dividends
---------

The Company has not paid any dividends with respect to its common stock, and it is not anticipated that the Company will pay dividends in the foreseeable future. There are no accrued dividends outstanding on any class of Preferred Stock of the Company.


Recent Sales of Unregistered Securities
---------------------------------------

During the period of January 1, 1999 through December 31, 1999, the Company sold the following unregistered securities:


Common Stock no par value

  Date         Amount Sold      Purchaser                  Consideration
-----------    ------------     ---------------      ---------------------------
11/11/98 to    28.4 Million     Gary McMullen -      Conversion of 28.4 Million
3/31/99                         Printnet, Inc.        shares Class B Preferred



Item 6. - Management's Discussion and Analysis
==============================================

Overview
--------

Management reports that effective March 31, 2000, the entire financial structure of the Company, relative to the coop coupon advertising business, has changed. The Company has completely discontinued the coop advertising business which has historically averaged total revenues in the $1 to $1.5 Million range and contemporaneously incurred annual cash losses of approximately $300,000 or more.

To stem operating losses, on March 15, 1999, the company terminated all in-house print and direct mail operations of its wholly owned subsidiary, Global Direct Marketing Services, Inc. and transferred these responsibilities to SourceOne Worldwide of Denver, Colorado. Effective October 1, 1999, the company terminated its outsourcing and joint venture agreement with SourceOne due to the inability of SourceOne to adapt to the time and quality requirements of the Company's franchise network. Because the coop coupon mail business is essentially a commodity-product business, the Company's ability to renegotiate its pricing structure with its franchisees, licensees and customers was extremely limited. Subsequent to October 1, 1999, the franchise network and all demand for production from existing customers essentially evaporated. The Company initiated a working relationship with a specialized direct mail coupon printing and fulfillment facility located in Mesa, Az. and hired two franchise and coupon advertising specialists to design and propose a program to execute a franchise marketing plan to open a new franchise network to sell coupons nationwide. Unfortunately, the personal situation of these two individuals changed and the initiative to pursue this business was put on hold indefinately.

Since April 30, 1998, the Company has been in a turnaround and restructuring mode. With the discontinuance of its print and direct mail operations and of the franchised cooperative coupon direct mail advertising business, the company resolved to put its resources behind launching the outdoor adventure equipment business, Arete Outdoors, which management believes has a much greater potential for revenues and profits. As such, the company is not longer in a turn-around mode, but has become essentially a development stage company.

Current management signed on to develop and implement a strategic plan to restore the company to financial viability. The first phase of that plan has come to fruition with the elimination of unprofitable, cash and resource draining business operations, and that task was accomplished without forcing the entire Company out of business. The next phase will be to add management expertise and develop operational capabilities to cultivate new business ideas, and generate immediate revenue with Arete Outdoors.

Throughout 1999, the Company remained burdened with trade debt obligations and a continuing lack of working capital. Management is currently focused on developing profitable operations and then recapitalizing the business when it has a demonstratable cash flow model to show to potential investors. Management believes that it cannot currently attract capital from professionally managed funds on terms which will be favorable to its current shareholders and must raise capital internally, through small private offerings and through project financing. Management believes that they can take advantage of the publicly held nature of the Company's stock to pursue capital raising transactions and strategic acquisitions in a number of industries. Other than outstanding stock options, there are currently no acquisition or capital funding transactions pending and no assurances that such opportunities will become available in the near future, nor that Management will be able to keep present operations viable.

The current financial statements provide consolidated financial statements reflecting its wholly owned subsidiary corporation, Global Direct Marketing Services, Inc. The financials treat its partly owned subsidiary Agression Sports, Inc. (d/b/a Arete Outdoors) on a non-consolidated basis, as an investment. The company's investment was written down to zero in fiscal year ended 12/31/98.

Financial Condition
-------------------

The Company had $85,219 in total assets and approximately $497,711 in total liabilities at fiscal year ended 12/31/99, as compared to $61,523 and $362,006 at the end of fiscal year ended 12/31/98, respectively. The Company had $519 in net accounts receivable at the end of fiscal year ended 12/31/99, as compared to $25,544 at the end of fiscal year ended 12/31/98. Accounts payable and accrued expenses in fiscal year 12/31/99 were $384,857 as compared to $297,462 in fiscal year ended 12/31/98. During the fiscal year ended 12/31/98, the Company signed a promissory note for $50,000 as a line of credit. The balance of that note on December 31, 1999 was $19,500. The note was secured by two separate certificates of deposit in the amount of $25,000 each, one of which was pledged by the Company's CEO, the other was purchased with proceeds of a stock purchase of 5,000,000 shares for $25,000 by the Company's CEO. Subsequently, the CEO contributed his CD to the company in exchange for shares of common stock. At the end of the third quarter, 1999 the Company recorded an account payable to SourceOne Worldwide for printing and direct mail services in the amount of $220,406. This payable was forgiven in a settlement agreement surrounding the termination of the SourceOne Joint Venture Agreement effective October 1, 1999 and is treated as a reduction of cost of goods sold.

Despite its discontinued operations, the Global Direct Marketing Services, Inc. subsidiary remains obligated for trade payables of $101,050 and for unpaid 1999 payroll taxes of approximately $ 46,897 . Also, during fiscal year ended 12/31/99 the company negotiated termination of a lease covering insertion equipment and engaged in an agreement to purchase that equipment on a note payable in monthly payments of $1,500 per month, which was substantially less than the $2,500 per month lease payments, and the lease did not have a payoff amount. With the termination of the SourceOne relationship shortly thereafter, the Company no longer needed the equipment and the purchase agreement was terminated and the equipment was surrendered to the seller in exchange for a $5,000 promissory note payable $500 per month commencing February 2000. During fiscal year ended December 31, 1998, the Company paid off pre-petition payroll tax liabilities, but owes approximately $65,000 in additional payroll taxes for calendar years 1995 through 1997. The parent company remains obligated for certain claims of unsecured creditors due under its Chapter 11 Plan of Reorganization in the approximate amount of $62,316. (See - Note 3 to Financial Statements).

During the period ended December 31, 1999, the Company continued to rely upon infusions of capital from stock sales from affiliates and from proceeds of a private placement of common stock to an unaffiliated party. These proceeds were used to defer corporate overhead and pay corporate obligations required to operate as a public company. In the first quarter, funds from liquidation of operating assets were used to pay extraordinary expenses including the shutdown costs, employee incentives and operating expenses for the coupon business.


Results of Operations
---------------------
The Company's revenues from operations for the year ended December 31, 1999, were $ 817,917. Revenues from operations for the previous year ended December 31, 1998 were $ 888,371. Gross profits from operations for the 12-month period ended December 31, 1999, were $161,841, or 19.8% of sales, compared to $ 258,228 or 29.1% of sales for the fiscal year ended December 31, 1998. Cost of sales at $ 656,076 or 80.2% of sales were up as a percentage of sales from fiscal year ended 12/31/98 at $ 630,143 or 70.9% of sales which is attributable to outsourcing of the printing and insertion services.

Operating expenses increased as a percentage of sales from 72.9% of sales in fiscal year ended 12/31/98 to 85.8% of sales in the fiscal year ended 12/31/99. The increase was attributable to an additional expense of $ 30,000 for stock issued for services and $90,000 for professional fees including accounting, legal, financial services, franchise consulting in connection with operations of the Global Direct subsidiary, financial public relations and website development, hosting and graphics.

The net loss for the fiscal year ended 12/31/99 was $ 536,904 or 65.6% of sales as compared to a loss of $ 575,515 or 64.8% of sales for the fiscal year ended 12/31/98. The increase in the loss as a percentage of sales is attributable in part to a $ 128,000 increase in Other Expenses, a decrease of $ 96,000 in the Gross Margin, an increase of $30,000 in Stock Issued for Services, less a $60,000 decrease in Bad Debts, a $ 41,000 decrease in Depreciation and the 1998 write-off of Investment. Gross Margins decreased from 29.1% percent of sales in fiscal year ended 12/31/98 to 19.8% for the fiscal year ended 12/31/99. This factor serves as the largest single indicia of the extent of operational and management problems encountered in Council Bluffs and served as the primary indicator compelling management to determine to shut the operation down rather than spend cash the Company did not have.


Liquidity and Capital Resources
-------------------------------

The Company had a working capital deficit as of December 31, 1999, of $ 455,148. This compares to a working capital deficit of $ 300,483 in fiscal year ended 12/31/98. Losses were again partially funded with issuance of common stock, new bank debt and increases in Accounts Payable. During the 12-month period ended 12/31/99 an aggregate of 45,369,139 shares of common stock were issued for aggregate consideration of $ 394,895 excluding the conversion of Series B Preferred Stock into Common Stock. (See - Notes to Financial Statements - Note 5
- Common Stock).

During fiscal year ended 12/31/99, the Company issued 1,500,000 shares of its common stock valued at $ 15,000 for exercise of an employee stock option and an aggregate of 20,712,500 shares valued at $ 240,577 in lieu of salary and expenses. The Company also issued 21,136,842 shares of common stock upon conversion of a like number of Class B Preferred Shares face value of $ 528,421 which entire class was then retired and all accrued dividends and other rights cancelled.

During the fiscal year ended December 31, 1999 and thereafter, the Arete Outdoor subsidiary was able to liquidate a number of its Arete common stock to finance its start-up activities. As of 4/13/2000, the Arete Outdoors generated cash of $417,000 in net proceeds from sales of Arete's common stock which was sufficient to begin the process of preparing and filing patent applications and initiating the product development process on a number of products, plus development of its e-commerce website. (See - Notes to Financial Statements - Note 1 - Basis of Presentation). Arete Outdoors will need significant additional capital in the coming months as additional products come on stream and prior to the generation of sufficient revenue to cover these costs.

The Company, as it is currently structured has made progress in becoming an attractive investment for new equity investors, but the Company has a long way to go to qualify for conventional bank or venture capital financing. Additional equity capital is necessary to finance working capital for the Company's new business cultivation initiatives and to build merchant banking and operational infrastructure capabilities. Management is resolved to continue to bootstrap the Company as long as it is able to generate positive cash flow to finance growth and retire debt. Due to the current financial condition of the Company and the volatility in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with additional bank debt on favorable terms in the near future. Never the less, due to such conditions, the Company may be required to issue further common stock to pay executives, consultants and other employees which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term.


Item 7. Financial Statements.
=============================

The  financial   statements  listed  in  the  accompanying  index  to  financial statements are set forth under Part IV, Item 13 to this Report, and are incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
================================================================================

Subsequent to fiscal year ended 12/31/1999, the Company retained a new accounting firm as it auditors for the fiscal year. A current report on Form 8-K was filed with the Securities and Exchange Commission on March 16, 2000 and is incorporated herein by reference. To the best knowledge of management, there were no disagreements with the Company's current or former auditors.


                                    PART III

The Company will file with the Securities and Exchange Commission within 120 days of its fiscal year end its definitive proxy statement for the annual meeting of stockholders to be held on June 2, 2000. The information required by this Part III, Items 9 through 12 are incorporated by reference to registrant's proxy statement to be delivered to shareholders for the upcoming annual meeting to be held June 2, 2000.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.
================================================================================


Item 10.  -  Executive Compensation.
====================================

Item 11. Security Ownership of Certain Beneficial Owners and Management.
========================================================================


Item 12. - Certain Relationships and Related Transactions.
==========================================================

                                     PART IV


Item 13. - Exhibits and Reports on Form 8-K.
============================================


Reports on Form 8-K.
--------------------

There were no Reports on Form 8-K of the Securities and Exchange Commission filed during the quarter ended December 31, 1999.


Exhibit No.     Description                                             Ref. No.
-----------     ------------------------------------------------------  --------

 EX-2.1         Plan of  Reorganization  and  First  Addendum  to            *
                Plan of Reorganization, Chapter 11 Case No. BK94-81544,
                US Bankruptcy Court District of  Nebraska,  confirmed on
                September  25,  1995,  effective November 6, 1995.
                Incorporated by reference from exhibits to Form 10-KSB
                for fiscal year ended March 31, 1996.
--------------------------------------------------------------------------------
 EX-2.2         Disclosure   Statement  and  First   Addendum  to            *
                Disclosure Statement  in  above Bankruptcy  Matter.
                Incorporated  by reference  from exhibits to Form
                10-KSB for fiscal year ended March 31, 1996.
--------------------------------------------------------------------------------
 EX-3.1         Restated Articles of Incorporation  with Amendments          **
                adopted by shareholders on September 1, 1998
--------------------------------------------------------------------------------
 EX-3.2         Bylaws adopted by the Board of Directors on October 1,       **
                1998
--------------------------------------------------------------------------------
 EX-4.1         Designation  of  Class B  Preferred  Stock,  incorporated     *
                by  reference  to Exhibits  filed  under Form 10-K for
                fiscal  year ended March 31, 1991, Commission file
                No. 33-16820-D.
--------------------------------------------------------------------------------
EX - 4.2        Designation of Class A Preferred Stock.                      **
--------------------------------------------------------------------------------
EX - 10.1       1999 Omnibus Incentive Stock Compensation Plan Adopted      ***
                June 11, 1999
--------------------------------------------------------------------------------
EX-27           Financial Data Schedule
--------------------------------------------------------------------------------

     * These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein.

     ** These documents and related exhibits have been previously filed under the Company's Form 10-KSB for the fiscal year ended 12/31/98 and by this reference are incorporated herein.

     *** These documents and related exhibits have been previously filed under the Company's quarterly reports for periods ended during fiscal year ended 12/31/99 and by this reference are incorporated herein.

                       ARETE INDUSTRIES, INC. AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1999 AND 1998

                                        WITH
                REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY


                                      INDEX

                                                                       Page No.

   Reports of Independent Certified Public Accountants                    F-3

   Consolidated Financial Statements:

   Consolidated Balance Sheet                                             F-5

   Consolidate Statements of Operations                                   F-6

   Consolidate Statement of Changes in Stockholders' (Deficit)            F-7

   Consolidated Statements of Cash Flows                                  F-8

   Notes to Consolidated Financial Statements                             F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   To the Board of Directors
   Arete Industries, Inc.
   Boulder, Colorado


   We have audited the consolidated balance sheet of Arete Industries, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arete Industries, Inc. and Subsidiary at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
   Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and a stockholders' deficit, is delinquent on the payment of creditor liabilities including payroll taxes and liabilities pursuant to the Company's plan of reorganization, and is being investigated by the Securities and Exchange Commission for alleged securities law violations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


   Denver, Colorado
   March 30, 2000                                    CAUSEY DEMGEN & MOORE INC.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Arete Industries, Inc.

We have audited the consolidated statements of operations, changes in stockholders' (deficit) and cash flows of Arete Industries, Inc. and Consolidated Subsidiary as of December 31, 1998 for the nine month period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholders' (deficit) and cash flows of Arete Industries, Inc. and Consolidated Subsidiary for the nine month period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, is delinquent on payment of creditor liabilities including payroll taxes and creditor liabilities pursuant to the Company's plan of reorganization, and is being investigated by the Securities and Exchange Commission for alleged securities law violations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               Schumacher & Associates, Inc.
                               Certified Public Accountants
                               12835 E. Arapahoe Road
                               Tower II, Suite 110
                               Englewood, CO 80112

April 14, 1999

                     ARETE INDUSTRIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1999


                                     ASSETS

Current assets:
   Cash and cash equivalents                                    $ 15,844
   Restricted cash (Note 4)                                       25,000
   Accounts receivable, less allowance for
    doubtful accounts of $0                                          519
   Prepaid expenses                                                1,200
                                                                --------

    Total current assets                                          42,563

Furniture and equipment, at cost net of accumulated
   depreciation of $233                                            2,096

Investment in and advances to Aggression Sports
   (Note 2)                                                       40,560
                                                                --------

                                                                $ 85,219
                                                                ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable (Note 3)                                  $  204,318
   Accrued expenses                                               34,409
   Accrued payroll taxes (Note 3)                                146,130
   Notes payable (Note 4)                                         24,500
   Convertible note payable - officer (Note 4)                    81,021
   Stock subscription payment received                             7,333
                                                              ----------

    Total current liabilities                                    497,711

Commitments and contingencies (Notes 1, 3, 4 and 9)

Stockholders' deficit (Notes 5 and 6):
   Redeemable preferred stock; 100,000,000 shares
    authorized:
     Convertible Class A; $10 par value, 100,000 shares
     authorized, 3,000 shares issued and outstanding
     (liquidation preference $32,475)                             30,000
   Common stock, no par value; 500,000,000 shares
    authorized, 301,397,155 shares issued and
    outstanding                                                7,414,758
   Accumulated deficit                                        (7,857,250)
                                                              ----------

    Total stockholders' deficit                                 (412,492)
                                                              ----------
                                                              $   85,219
                                                              ==========

                            See accompanying notes.
                                      F-5

                    ARETE INDUSTRIES, INC. AND SUBSIDIARY

                             STATEMENT OF OPERATIONS

For the year ended December 31, 1999 and the nine months ended December 31, 1998


                                                            1999        1998
                                                            ----        ----

Sales                                                     $ 817,917   $ 888,371

Cost of goods sold                                          656,076     630,143
                                                          ---------     -------

Gross profit                                                161,841     258,228

Operating expenses:
   Depreciation                                                 233      41,709
   Bad debts                                                      -      60,021
   Rent                                                      46,445      64,770
   Salaries                                                 127,051     111,984
   Stock issued for services (Note 5 and 6)                 270,577     240,000
   Other operating expenses                                 257,336     128,844
                                                          ---------     -------

    Total costs and expenses                                701,642     647,328
                                                          ---------     -------

Net loss from discontinued operations (Note 1)             (539,801)   (389,100)

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)             (34,158)          -
   Write down of investment in Aggression Sports (Note 2)         -    (150,000)
   Gain on sale of equipment                                 40,061           -
   Interest expense                                          (3,839)    (41,502)
   Interest and miscellaneous income                            833       5,087
                                                          ---------    --------

    Total other income (expenses)                             2,897    (186,415)
                                                          ---------    ---------

Net loss (Note 8)                                          (536,904)   (575,515)

Accrued dividends applicable to Class A preferred
   Stock (Note 5)                                            (2,475)          -
                                                          ---------    --------

Net loss applicable to common shareholders                $(539,379)  $(575,515)
                                                          =========   =========

Basic and diluted loss per share                          $       *   $       *
                                                          =========   =========

Weighted average common shares outstanding              265,404,922 195,310,709
                                                        =========== ===========



* - Less than $.01 per share

                            See accompanying notes.
                                      F-6



                    ARETE INDUSTRIES, INC. AND SUBSIDIARY

                        STATEMENT OF STOCKHOLDERS' EQUITY

For the year ended December 31, 1999 and the nine months ended December 31, 1998


                                           Class A            Series B
                                       preferred stock      preferred stock           Common stock        Accumulated
                                     Shares     Amount     Shares     Amount       Shares     Amount        deficit
                                     ------     ------     ------     ------       ------     ------      -----------
Balance, March 31, 1998                  -    $     -   28,400,000  $ 710,000   149,655,244  $5,741,961  $(6,744,831)

   Common stock issued (Note 6)          -          -          -            -    84,047,772     567,902            -

   Conversion of Series B preferred
    stock to common (Note 7)             -          -   (7,263,158)  (181,579)    7,263,158     181,579            -

   Net loss for the nine months
    ended December 31, 1998              -          -            -          -             -           -     (575,515)
                                     -----    -------   ----------   --------    ----------   ---------  -----------

Balance, December 31, 1998               -          -   21,136,842    528,421   240,966,174   6,491,442   (7,320,346)

   Issuance of Series A preferred
    stock for services (Note 5)      3,000     30,000            -          -             -           -            -

   Conversion of Series B preferred
    stock to common (Note 7)             -          -  (21,136,842)  (528,421)   21,136,842     528,421            -

   Issuance of common stock for
    services (Note 6)                    -          -            -          -    27,462,500     256,077            -

   Issuance of common stock for
    services performed for Aggression
    Sports (Note 2)                      -          -            -          -     6,100,000      74,718            -

   Sale of common stock (Note 7)         -          -            -          -    10,981,639      64,600            -

   Common stock issued upon exercise
    of options (Note 6)                  -          -            -          -     1,500,000      15,000            -

   Cancellation of common shares
    subject to forfeiture (Note 6)       -          -            -          -    (6,750,000)    (15,500)           -

   Net loss for the year ended
    December 31, 1999                    -          -            -          -             -           -     (536,904)
                                     -----    -------   ----------  ---------   -----------  ----------  -----------

Balance, December 31, 1999           3,000    $30,000            -  $       -   301,397,155  $7,414,758  $(7,857,250)
                                     =====    =======   ==========  =========   ===========  ==========  ===========

                            See accompanying notes.
                                      F-7

                    ARETE INDUSTRIES, INC. AND SUBSIDIARY

                             STATEMENT OF CASH FLOWS

For the year ended December 31, 1999 and the nine months ended December 31, 1998

                                                           1999        1998
                                                           ----        ----
Cash flows from operating activities:
   Net loss                                              $ (536,904) $ (575,515)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                             233      41,709
      Write down of investment                                    -     150,000
      Equity in loss of Aggression Sports                    34,158           -
      Gain on sale of equipment                             (40,061)          -
      Stock issued for services                             270,577     240,000
      Note issued for services                               81,021           -
      Changes in assets and liabilities:
       Accounts receivable                                   25,025      65,621
       Prepaid expenses                                       9,779           -
       Accounts payable                                     (93,144)    (54,967)
       Accrued expenses                                     180,539           -
       Customer deposits                                    (10,791)   (105,748)
                                                          ---------   ---------

        Total adjustments                                   457,336     336,615
                                                          ---------   ---------

      Net cash used in operating activities                 (79,568)   (238,900)

Cash flows from investing activities:
   Purchase of property and equipment                        (2,329)          -
   Proceeds from sale of equipment                           40,061           -
   Outstanding checks in excess of bank balance              (4,953)          -
                                                         ----------   ---------

      Net cash provided by investing activities              32,779           -

Cash flows from financing activities:
   Proceeds from issuance of common stock                    79,600     177,902
   Stock subscription payment received                        7,333           -
   Proceeds from note payable                                 5,000      48,800
   Payments on long term debt                               (29,300)         -
                                                         ----------   ---------

    Net cash provided by financing activities                62,633     226,702
                                                         ----------   ---------

Net increase (decrease) in cash and cash equivalents         15,844     (12,198)
Cash and cash equivalents at beginning of period                 -       12,198
                                                         ----------   ---------

Cash and cash equivalents at end of period               $   15,844   $       -
                                                         ==========   =========



                         (Continued on following page)
                             See accompanying notes.
                                      F-8

                    ARETE INDUSTRIES, INC. AND SUBSIDIARY

                             STATEMENT OF CASH FLOWS

For the year ended December 31, 1999 and the nine months ended December 31, 1998


                         (Continued from previous page)

Supplemental disclosure of cash flow information:

   Interest paid during the period                          $ 3,839    $ 41,502
                                                            =======    ========
   Income taxes paid during the period                      $     -    $      -
                                                            =======    ========

Supplemental disclosure of non-cash investing and financing activities:

   During the year ended December 31, 1999, the Company issued common stock valued at $74,718 to employees of Aggression Sports and treated such issuance as an advance.

                            See accompanying notes.
                                      F-9

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


1. Summary of significant accounting policies

   Nature of business:

   Arete Industries, Inc. (Arete), formerly Travis Industries, Inc., a Colorado corporation was incorporated on July 21, 1987. Arete's subsidiary, Global Direct Marketing, Inc. (Global) is in the business of printing advertising materials and coupons and mailing them for its customers. During 1995, the Company filed a plan of reorganization under Chapter XI of the United States Bankruptcy Code, which was approved by the Court. Under the plan of reorganization, approximately $270,000 of debt was forgiven. The Company has changed its year end from March 31 to December 31 during 1998.

   The Company formed Global in October 1998. Certain assets and liabilities of Arete were contributed to Global. The consolidated financial statements of the Company include the accounts of Arete for the entire period and the accounts of Global since inception. All intercompany accounts have been eliminated in the consolidation.

   Discontinued operations:

   During March 2000, the Company abandoned the direct mail and coupon business and shifted its focus toward Aggression Sports, Inc. (Aggression Sports) (see
   Note 2). The direct mail coupon business continued until March 2000 and is not expected to generate a loss during 2000. The Company provided executive support to help Aggression Sports get prepared to start its own operations. Aggression Sports is in the process of developing a web site to market its proprietary outdoor products.

   Basis of presentation:

   The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at December 31, 1999, the Company has a working capital deficit of $455,148 and a stockholders' deficit of $412,492. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization, and is being investigated by the Securities and Exchange Commission for alleged securities law violations (see Note 9). As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

   The Company plans to assist Aggressions Sports set up its web site to market a line of specialty sporting goods. Subsequent to year end, Aggression Sports entered into an agreement to issue 30% of its outstanding common stock in exchange for the right, title and interest in approximately 30 products in various stages of development and various stages of the patenting process, and generated cash of $417,000 through the sale of Arete's common stock.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


1. Summary of significant accounting policies (continued)

   Use of estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Investment in affiliates:

   Investments in which the Company's ownership is equal to or greater than 20% but less than 51% are accounted for using the equity method.

   Depreciation:

   Furniture and equipment, are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful life of three to five years using the straight-line and accelerated methods.

   Revenue recognition:

   The Company recognizes revenue when the goods are shipped.

   Advertising costs:

   The Company expenses the costs of advertising as incurred.

   Income taxes:

   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carryforwards and start-up costs capitalized for tax purposes.

   Fair value of financial instruments:

   Cash, accounts payable, accrued liabilities and notes payable are carried in the financial statements in amounts which approximate fair value because of the short-term maturity of these instruments.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


1. Summary of significant accounting policies (continued)

   Cash flows:

   For purposes of the statement of cash flows, the Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions.

   Net loss per share:

   Basic net loss per common share is based on the weighted average number of shares outstanding during each period presented. Options to purchase stock are included as common stock equivalents when dilutive.

   Reclassifications:

   Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2. Investment in and advances to Aggression Sports

   During 1998, the Company acquired a 44% ownership interest in Aggression Sports in exchange for 30,000,000 shares of the Company's common stock valued at $150,000. Due to the uncertainty related to the ultimate realization of this carrying value, the $150,000 was written off during the nine months ended December 31, 1998.

   During 1999, the Company issued 6,100,000 shares of its common stock for services performed by certain individuals on Aggression Sports' behalf. The shares of stock were valued at $74,718 and have been charged to investment in and advances to Aggression Sports. The investment has subsequently been reduced by the Company's 44% share of Aggression Sports net loss for 1999.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


2. Investment in and advances to Aggression Sports (continued)

   Summarized unaudited financial information of Aggression Sports is as follows:

    Cash                                           $   5,037
    Common stock of Arete Industries, Inc.           142,050
                                                   ---------

    Total assets                                   $ 147,087
                                                   =========

    Accounts payable - Arete Industries, Inc.      $  74,718
    Stockholders' equity                              72,369
                                                   ---------

                                                   $ 147,087
                                                   =========

    Interest income                                $      12
    Loss on sale of Arete Industries, Inc. stock      (2,925)
    General and administrative expenses              (74,718)
                                                   ---------

    Net loss                                       $ (77,631)
                                                   =========


3. Delinquent amounts payable

   As of December 31, 1999, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

4. Notes payable

   Note payable - bank

   During September 1998, the Company signed a promissory note as subsequently amended, in the amount of $50,000, bearing interest 7.49% per annum at
   December  31,  1999.  At  December  31, 1999 and 1998,  $19,500 and  $48,800,
   respectively, was payable on this note. The note matures on October 1, 2000. The note is collateralized by a $25,000 certificate of deposit owned by the Company and a $25,000 certificate of deposit owned by an affiliate of the Company's CEO. The $25,000 certificate of deposit owned by the Company was purchased by the exercise of a compensatory stock option for 5,000,000 shares of the Company's common stock for $25,000. As compensation for allowing the Company to use the affiliate of the CEO's certificate of deposit as collateral, the Company issued 2,500,000 shares of the Company's common stock to the CEO's affiliate. The Company also issued an additional 2,500,000 shares as collateral to ensure repayment of the $25,000 within twelve months of the date of pledge. The Company recorded $25,000 as interest expense during 1998, related to these stock issuances. The note payable is also guaranteed by the Company's CEO.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


4. Notes payable (continued)

   Convertible note payable - officer:

   On December 21, 1999, the Company entered into a convertible note payable with an officer of the Company for the payment of $81,021 of unpaid wages. The note is payable on December 21, 2000, including simple interest at 10% per annum. The note and accrued interest are convertible into shares of common stock or Class A preferred stock at the option of the holder. The number of shares of common stock that shall be issuable upon conversion of the note (or upon the conversion of the Class A preferred stock into common stock) shall equal the product of a fraction, the numerator of which is the total principal and interest due under the note at the time of conversion and the denominator of which is 85% of the average weekly closing bid price for the shares of the Company.

5. Preferred stock

   The Company prepared Articles of Amendment to the Articles of Incorporation dated October 30, 1998 whereby a new class of preferred stock was designated as "Class A Cumulative Convertible Preferred Stock" of which 100,000 shares may be issued. The Class A preferred stock has a cumulative dividend at prime rate and is redeemable for cash at the rate of $10 per share, plus accrued but unpaid dividends at the option of the Company . Each of the Class A preferred shares is convertible at any time after thirty days from issuance at face value and convertible into an equal amount of common stock at 85% of the average weekly closing bid price of the common stock. The Class A shares have certain voting rights and other rights and preferences as specified in the amended articles. The Company intends to use this Class A preferred stock as consideration for unpaid officers' compensation. During 1999, 3,000 shares of Class A preferred stock was issued to two officers of the Company in payment for past services valued at $30,000.

   On December 31, 1991, 28,400,000 shares of Series B voting, noncumulative, redeemable preferred stock was issued to three major shareholders in exchange for $710,000 of outstanding loans. The Series B stock was convertible into common stock only at the option of the Company at $.125 per share. The Series B stock was stated at its redemption price which is cost and was redeemable at the discretion of the Company upon 30 days written notice to the holder. See Note 7 for a description of the changes to the conversion terms and other matters related to the Series B preferred stock. Stock issuances:

6. Stockholders' equity

   During the nine month period ended December 31, 1998, an aggregate of 84,047,772 shares of the Company's common stock were issued for an aggregate consideration of $567,902. Of this amount 3,000,000 shares were issued for $75,000 of accrued expenses and compensation payable to two officers recorded as a liability as of March 31, 1998. Of this amount, 30,000,000 of the shares were issued for the acquisition of Aggression Sports, recorded at $150,000, as described in Note 2.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


6. Stockholders' equity (continued)

   Included in the amount also were 1,176,479 shares issued to two former officers as severance compensation valued at $30,000. Also included were 2,352,941 shares issued as management fees to two current officers of the Company valued at $60,000. Also included were 20,000,000 shares issued to an affiliated entity as nominee for current officers of the Company for their undertaking to assume control and management of the Company, valued at $150,000.

   Also included were 2,500,000 shares issued as consideration for providing collateral for a loan for the Company as described in Note 4. Also included were 2,500,000 shares issued as additional collateral for repayment of the loan and eventual release of the certificate of deposit collateral also described in Note 4. Included also were 5,000,000 shares issued to the Company's CEO by the CEO exercising an option for $25,000. Also included were 500,000 shares issued to an individual engaged by Aggression Sports for services performed for Agression Sports. Also included were 6,018,361 shares issued in a private placement as part of the Series B conversion transaction as described in Note 7. Also included were 10,000,000 shares issued to a former officer of the Company for services valued at $50,000 which were contingent on continued employment. During 1999, 5,000,000 of these shares were forfeited. Also included were 1,000,000 shares issued for consulting services valued at $10,000. In addition, 7,263,158 shares of Series B preferred were converted to 7,263,158 shares of common stock as described in
   Note 7.

   During the year ended December 31, 1999, an aggregate of 27,462,500 shares of common stock were issued for services valued at $256,077 (an average of $.009 per share). As some of the shares issued in 1998 and 1999 were subject to vesting, 6,750,000 of these shares were returned during 1999 upon forfeiture and were valued at the original amount the shares were issued at of $15,500. The Company also issued 6,100,000 shares of its common stock for services performed for Aggression Sports valued at $74,718 as described in Note 2, and sold 10,981,639 shares for $64,600 in a transaction described in Note 7 and received proceeds of $15,000 upon exercise of options to purchase 1,500,000 shares of common stock by a former officer of the Company.

   Stock options:

   Incentive Stock Option Plans ("ISO")

   The Company has established the 1998 and 1999 ISO plans for employees, directors and consultants or other advisors. The Company has reserved a maximum of 59,000,000 common shares to be issued upon the exercise of options granted under the ISO plan. The purchase price of each share of stock under the ISO will be determined by the Board of Directors or the Compensation Committee. The ISO exercise term will not exceed ten years.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


6. Stockholders' equity (continued)

   The following is a summary of stock option activity, all of which are currently exercisable:

                                                       Weighted
                                     Option price       Average      Number of
                                      per share     exercised price   shares
                                     ------------   ---------------  ---------

   Balance, March 31, 1998           $.015 to $.025  $0.015      34,800,000
   Granted                              $.005         $.005       5,000,000
   Expired                              $.015         $.015     (33,300,000)
   Exercised                         $.005 to $.025   $.01       (6,500,000)
                                     --------------              ----------

   Balance, December 31, 1998              -            -                 -

   Granted                           $.01 to $.011    $.011      18,000,000
   Exercised                             $.01         $.01       (1,500,000)
                                         ----         -----      ----------

   Balance, December 31, 1999           $.011         $.011      16,500,000
                                                                 ==========


   The following is additional information with respect to those options outstanding at December 31, 1999:

                                 Weighted
                                 average           Weighted
                             contractual life   average exercise   Number of
     Option price per share     in years             price          Shares
     ----------------------  ----------------   ----------------   ---------

             $0.011                10              $0.011         16,500,000
                                                                  ==========


   The Company  has  adopted the  disclosure-only  provisions  of  Statement  of
   Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the periods ended December 31, 1999 and 1998 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                      1999        1998
                                      ----        ----

   Net loss - as reported        $ (536,904) $ (575,515)
   Net loss - pro forma            (726,904)   (585,515)
   Loss per share - as reported           -           -
   Loss per share - pro forma             -           -

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


6. Stockholders' equity (continued)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1999, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 5.86%; and expected life of 4 years.

7. Related party transactions

   During the nine month period ended December 31, 1998, the Company amended the conversion terms of the Series B preferred stock. The Series B preferred stock was originally convertible into 5,680,000 shares of common stock. The amended agreement entitled the holder to convert to 28,400,000 free trading shares of common stock at the rate of $.025 per share. The converted common shares were considered to be free trading based on the holding period of the originally issued preferred stock. As a part of the amended conversion agreement, the Company agreed to issue 17,000,000 shares of restricted common stock for $100,000 cash. The Company's CEO located buyers and arranged the sale of the former preferred shareholder's converted common stock to eight entities and individuals. During the year ended December 31, 1999 and the nine months ended December 31, 1998, 21,136,842 and 7,263,158 shares, respectively, of preferred stock were exchanged for an equal number of shares of free trading common stock. The amount received by the former preferred shareholder from the sale of the free trading converted common totaling $35,400 at December 31, 1998 was used to acquire 6,018,361 new shares of restricted common stock. During 1999, $64,600 of proceeds from the sale of the converted common were used by the individual to acquire 10,981,639 additional shares of restricted common stock.

   During 1999, the Company entered into an agreement with Source One Worldwide, LLC to service the printing business of the Company. Source One is a company owned by a former director of the Company. The printing charges during 1999 amounted to $480,737, of which $260,331 was paid in cash and $220,406 was disputed and subsequently adjusted pursuant to a settlement agreement.

8. Income taxes

   The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $1,761,000 which expire in years through 2019.

   As of December 31, 1999 and 1998, total deferred tax assets, liabilities and valuation allowances are as follows:
                                                       1999         1998
                                                       ----         ----

Deferred tax asset resulting from loss carryforward  $ 352,000    $ 320,000
Valuation allowance                                   (352,000)    (320,000)
                                                     ---------    ---------

   Net deferred tax asset                            $       -    $       -
                                                     =========    ===== ===

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


8. Income taxes (continued)

   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonable assured.

   The Company's net operating losses are restricted as to the amount which may be utilized in any one year. The Company's net operating loss carryforwards expire as follows:

                December 31, 2015                             $  458,000
                      2016                                       224,000
                      2017                                       304,000
                      2018                                       614,000
                      2019                                       161,000
                                                              ----------

                                                              $1,761,000
                                                              ==========

9. Commitments and contingencies

   Lease commitments:

   On March 22, 2000, the Company entered into a building lease for office space in Boulder, Colorado. Minimum monthly rent is between $4,779 and $5,169 for the three-year lease term. The total commitment under this lease amounts to $179,016.

   Rent expense for the year ended December 31, 1999 and the nine months ended December 31, 1998 amounted to $46,445 and $64,770, respectively.

   Securities and Exchange Commission investigation:

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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


9. Commitments and contingencies (continued)

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

   Employment agreements:

   Effective November 1, 1998, the Company entered into employment agreements with its CEO and CFO for two year periods. Termination without cause would result in substantial penalties to the Company. Compensation not paid on a monthly basis may be converted to a Class A preferred stock to be designated for such purposes. The preferred stock will be convertible to S-8 registered common stock. In addition to base compensation, the officers may be eligible for additional compensation, fringe benefits and use of office facilities. During 1999, the CFO resigned and his employment agreement was cancelled.

   Change in Control Agreement:

   Pursuant to a Change of Control Agreement effective in April 1998, the Company issued 30,000,000 shares of its common stock for approximately 44% ownership of Aggression Sports, a newly formed Colorado corporation. This entity was formed to pursue developing an outdoor sporting goods company specializing in the high end specialty store and high mainstream markets for extreme and outdoor sports products. Aggression Sports has engaged the services of an individual for $5,000 per month for an initial six month period, that would be extended depending upon certain events occurring. The Company has committed to fund certain yet to be determined expenses of Aggression Sports. The Company has been issuing Form S-8 registered stock to the consultant that was engaged by Aggression Sports to cover its commitment to fund certain expenses of Aggression Sports.

   The Company has the option to purchase additional shares in Aggression Sports for $100,000 that would raise its equity interest to 55%, assuming no other shares of Aggression Sports are issued. In connection with the change in control agreement, Arete's board of directors has approved a subscription from an affiliated company for the purchase of $500,000 of Arete's common stock for a two year period at a price 25% below the prevailing market price at the time of purchase. At the time the transaction was consummated, the affiliated company was owned by two officers and directors of the company.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


9. Commitments and contingencies (continued)

   The agreement also provides that upon the removal of two named officers and directors of Arete, the affiliated company, at its option, shall be entitled to purchase all of the shares of Aggression Sports held by Arete or sell all of their shares of Aggression Sports to Arete at their fair market value.

10.Subsequent events

   In January 2000, the board of directors authorized the issuance of options to purchase 65,000 shares of Class A preferred stock for $10 per share to five individuals. The options are first exercisable between May and July 2000 and are exercisable for a period of one year from those dates. The Class A preferred stock is convertible into the Company's common stock at $.025 per share. The board also approved compensatory common stock grants of 7,750,000 shares in the aggregate to six individuals for services to be performed valued at $77,500. During the first quarter of 2000, 1,500,000 of these shares were issued.

   During the first quarter of 2000, the Company issued 8,750,000 shares of stock for the transfer to the Company of a $25,000 certificate of deposit owned by an affiliate of the CEO, sold 450,000 shares of common stock in a private placement for proceeds of $31,500, issued 2,377,885 shares of common stock for services valued at $46,410, and issued 2,600,000 shares of common stock upon conversion of $30,000 of Class A preferred stock.

   In January 2000, the board of directors adopted, subject to shareholder approval, the 2000 Omnibus Stock Option and Incentive Plan which designates and reserves 50,000,000 shares of common stock to be issued under the Plan.

   In January 2000, Aggression Sports entered into an agreement to issue 30% of its outstanding common stock in exchange for the right, title and interest in approximately 30 products in various stages of development and various stages of the patenting process. As a result of this agreement, the Company's interest in Aggression Sports was reduced to 31%.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10K-SB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ARETE INDUSTRIES, INC.

Date:   April 13, 2000               By:  /s/ THOMAS P. RAABE
        --------------                    --------------------------------------
                                              Thomas P. Raabe,
                                              President, Chief Executive Officer
                                              and Chairman of the Board of
                                              Directors

Date:   April 13, 2000               By:  /s/ THOMAS Y. GORMAN, JR.
        --------------                    ---------------------
                                              Thomas Y. Gorman, Jr.
                                              Secretary, Treasurer, Principal
                                              Financial and Accounting Officer
                                              and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                          ARETE INDUSTRIES, INC.

Date:   April 13, 2000               By:  /s/ THOMAS P. RAABE
        --------------                    ---------------------
                                              Thomas P. Raabe
                                              Board Member

Date:   April 13, 2000               By:  /s/ THOMAS Y. GORMAN, JR.
        --------------                    ---------------------
                                              Thomas Y. Gorman, Jr.
                                              Board Member


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