Form 10KSB/A
period 1999-12-31
ARETE INDUSTRIES INC
filed 2000-04-28
CIK 820901

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


Documents Incorporated By Reference: Part III, Items 9-12 of this Form are incorporated by reference from Registrants Proxy Statement for its upcoming meeting of stockholders scheduled for June 2, 2000, filed as Exhibit 20 to this report per general instruction E(3) of Form 10-KSB.

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


                                    PART III


The information required by this Part III, Items 9 through 12 are incorporated by reference to registrant's proxy statement to be delivered to shareholders for the upcoming annual meeting to be held June 2, 2000 and filed as Exhibit 20 to this report.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.
================================================================================

Incorporated by reference from pages 2 through 4 and pages 8 through 10 of the of the attached Exhibit 20 Proxy Statement.


Item 10.  -  Executive Compensation.
====================================

Incorporated by reference from pages 10 through 13 of the attached Exhibit 20 Proxy Statement.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
========================================================================

Incorporated  by  reference  from  pages 14  through  15 of the of the  attached
Exhibit 20 Proxy Statement.



Item 12. - Certain Relationships and Related Transactions.
==========================================================

Incorporated  by  reference  from  pages 16  through  19 of the of the  attached
Exhibit 20 Proxy Statement.

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


EX - 20 Proxy Statement for Annual Meeting to be held June 2, 2000 filed by amendment to this report per General Instruction E-3&4 of Form 10KSB and incorporated by reference into Part III of this Amendment to this report.


--------------------------------------------------------------------------------

EX-27          Financial Data Schedule                                        *

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


                                          ARETE INDUSTRIES, INC.

Date:   April 28, 2000               By:  /s/ THOMAS P. RAABE
        --------------                    --------------------------------------
                                              Thomas P. Raabe,
                                              President, Chief Executive Officer
                                              and Chairman of the Board of
                                              Directors

Date:   April 28, 2000               By:  /s/ THOMAS Y. GORMAN, JR.
        --------------                    -------------------------
                                              Thomas Y. Gorman, Jr.
                                              Secretary, Treasurer, Principal
                                              Financial and Accounting Officer
                                              and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                          ARETE INDUSTRIES, INC.

Date:   April 28, 2000               By:  /s/ THOMAS P. RAABE
        --------------                    ---------------------
                                              Thomas P. Raabe
                                              Board Member

Date:   April 28, 2000               By:  /s/ THOMAS Y. GORMAN, JR.
        --------------                    -------------------------
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