Form 10QSB
period 2000-03-31
ARETE INDUSTRIES INC
filed 2000-05-15
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended: March 31, 2000 or [ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934. For the transition period from to

Commission File Number  33-16820-D
                      --------------


                             ARETE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                     84-1063149
    -----------------------------------                -----------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization                      Identification No.)

    2955 Valmont Road, Suite 310, Boulder, CO                80301
    ------------------------------------------            -------------
    (Address of principal executive offices)               (Zip Code)


                                 (303) 247-1313
                -------------------------------------------------
              (Registrant's telephone number, including area code)


              2305 Canyon Blvd, Suite 103, Boulder, Colorado 80302
             -------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

                                         [ X ] Yes     [   ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2000, Registrant had 325,075,040 shares of common stock, No par value, outstanding.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY


                                      INDEX


                                                                       Page No.
                                                                       --------

   Consolidated Financial Statements:

   Consolidated Balance Sheet                                              2

   Consolidated Statements of Operations                                   3

   Consolidated Statement Stockholders' (Deficit)                          4

   Consolidated Statements of Cash Flows                                   5

   Notes to Consolidated Financial Statements                              7

                   ARETE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2000 and December 31, 1999
                                  (Unaudited)

                                                            2000       1999
                                                            ----       ----
Current assets:
   Cash and cash equivalents                              $ 88,202    $ 15,844
   Restricted cash                                               -      25,000
   Accounts receivable, less allowance for
    doubtful accounts of $0                                    445         519
   Prepaid expenses                                              -       1,200
                                                           -------    --------

    Total current assets                                    88,647      42,563

Furniture and equipment, at cost net of accumulated
   depreciation of $349 (2000) and $233 (1999)               1,980       2,096

Investment in and advances to Aggression Sports
   (Note 2)                                                237,665      40,560
                                                          --------    --------

                                                          $328,292    $ 85,219
                                                          ========    ========

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable (Note 3)                              $180,628    $204,318
   Accrued expenses                                         32,358      34,409
   Accrued payroll taxes (Note 3)                          152,539     146,130
   Notes payable                                             5,000      24,500
   Convertible note payable - officer                       81,021      81,021
   Stock subscription payment received                       7,333       7,333
                                                        ----------  ----------

    Total current liabilities                              458,879     497,711

Commitments and contingencies (Notes 1, 3 and 6)

Stockholders' deficit (Note 4):
   Redeemable preferred stock; 100,000,000 shares
    authorized:
     Convertible Class A; $10 par value, 100,000
      shares authorized, 3,000 shares issued and
      outstanding (liquidation preference $32,475)               -      30,000
   Common stock, $.0001 par value; 500,000,000 shares
    authorized, 321,575,040 (2000) and 301,397,155
    (1999) shares issued and outstanding                 7,805,377   7,414,758
   Accumulated deficit                                  (7,935,964) (7,857,250)
                                                        ----------  ----------

    Total stockholders' deficit                           (130,587)   (412,492)
                                                        ----------  ----------

                                                        $ 328,292   $   85,219
                                                        =========   ==========

                            See accompanying notes.
                                       2

                   ARETE INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                          2000          1999
                                                          ----          ----

Sales                                                     $ 8,035     $257,484

Cost of goods sold                                          7,515      226,151
                                                          -------     --------

Gross profit                                                  520       31,333

Operating expenses:
   Depreciation                                               116            -
   Rent                                                     6,440       23,765
   Salaries                                                30,028       64,805
   Stock issued for services (Note 4)                      10,000            -
   Other operating expenses                                24,456       63,796
                                                          -------     --------

    Total costs and expenses                               71,040      152,366
                                                          -------     --------

Net loss from discontinued operations (Note 1)            (70,520)    (121,033)

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)            (2,000)           -
   Gain on sale of equipment                                    -       40,061
   Interest expense                                        (6,757)      (1,647)
   Interest and miscellaneous income                          563          312
                                                         --------     --------

    Total other income (expenses)                          (8,194)      38,726
                                                         --------     --------

Net loss (Note 5)                                        $(78,714)    $(82,307)
                                                         ========     ========

Basic and diluted loss per share                              $ *          $ *
                                                         ========     ========

Weighted average common shares outstanding            265,404,922  249,864,804
                                                      ===========  ===========



* - Less than $.01 per share

                            See accompanying notes.
                                       3



                   ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the three months ended March 31, 2000
                                  (Unaudited)



                                     Class A preferred stock     Common stock       Accumulated
                                      Shares      Amount      Shares      Amount      deficit
                                      ------     -------      ------      ------    -----------

Balance, December 31, 1999             3,000     $30,000  301,397,155   $7,414,758  $(7,857,250)

   Conversion of Series A preferred
    stock to common (Note 4)          (3,000)    (30,000)   2,600,000       30,000            -

   Issuance of common stock for
    services (Note 4)                      -           -    2,377,885       46,410            -

   Issuance of common stock for
    transfer of certificate of deposit
    and accrued interest (Note 4)          -           -    8,750,000       33,152            -

   Sale of common stock                    -           -      450,000       31,500            -

   Common stock issued upon exercise
    of options (Note 4)                    -           -    6,000,000       66,000            -

   Interest in sale of Arete common stock
    be equity-method investee (Note 2)     -           -            -      183,557            -

   Net loss for the three months ended
    March 31, 2000                         -           -            -            -      (78,714)
                                      ------     -------  -----------   ----------  -----------

Balance, March 31, 2000                    -     $     -  321,575,040   $7,805,377  $(7,935,964)
                                     =======     =======  ===========   ==========  ===========

                            See accompanying notes.
                                       4

                   ARETE INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)


                                                            2000        1999
                                                            ----        ----
Cash flows from operating activities:
   Net loss                                              $ (78,714)  $ (82,307)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                            116           -
      Equity in loss of Aggression Sports                    2,000           -
      Stock issued for services                             46,410      54,127
      Changes in assets and liabilities:
       Accounts receivable                                      74      (5,413)
       Prepaid expenses                                      1,200      (8,437)
       Accounts payable                                    (23,690)   (135,933)
       Accrued expenses                                      4,358     210,006
       Customer deposits                                        -       (3,517)
                                                          --------    --------

        Total adjustments                                   30,468     110,833
                                                          --------    --------

      Net cash provided by (used in) operating activities  (48,246)     28,526

Cash flows from investing activities:
   Investments in and advances to Aggression Sports        (15,548)          -
   Proceeds from certificate of deposit                     25,000           -

      Net cash provided by investing activities              9,452           -

Cash flows from financing activities:
   Proceeds from issuance of common stock                   64,652      42,050
   Proceeds from exercise of stock options                  66,000           -
   Payments on long term debt                              (19,500)    (48,800)
                                                          --------    --------

    Net cash provided by (used in) financing activities    111,152      (6,750)
                                                          --------    --------

Net increase in cash and cash equivalents                   72,358      21,776
Cash and cash equivalents at beginning of period            15,844      20,047
                                                          --------    --------

Cash and cash equivalents at end of period                $ 88,202    $ 41,823
                                                          ========    ========
                            See accompanying notes.
                                       5

                  ARETE INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)

                         (Continued from previous page)



Supplemental disclosure of cash flow information:

   Interest paid during the period                            $507     $3,839
                                                              ====     ======
   Income taxes paid during the period                        $  -     $    -
                                                              ====     ======

Supplemental disclosure of non-cash investing and financing activities:

   During the quarter ended March 31, 2000, the Company issued common stock valued at $15,548 to employees of Aggression Sports and treated such issuance as an advance.

                             See accompanying notes.
                                        6

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000



1. Summary of significant accounting policies

   Basis of presentation:

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 1999 and March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 1999 and 2000.

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

   Basis of presentation:

   The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at March 31, 2000, the Company has a working capital deficit of $370,232 and a stockholders' deficit of $130,587. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization, and is being investigated by the Securities and Exchange Commission for alleged securities law violations (see Note 6). As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

2. Investment in and advances to Aggression Sports

   During 1998, the Company acquired a 44% ownership interest in Aggression Sports in exchange for 30,000,000 shares of the Company's common stock valued at $150,000. Due to the uncertainty related to the ultimate realization of this carrying value, the $150,000 was written off during the nine months ended December 31, 1998. During the three months ended March 31, 2000, Aggression Sports sold 26,490,000 shares of Arete for gross proceeds of $417,175. Arete's 44% interest in the proceeds of $183,557 has been recorded as additional paid-in capital.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000



2. Investment in and advances to Aggression Sports (continued)

   In January 2000, Aggression Sports entered into an agreement to issue 30% of its outstanding common stock in exchange for the right, title and interest in approximately 30 products in various stages of development and various stages of the patenting process. As a result of this agreement, the Company's interest in Aggression Sports was reduced to 31%.

   During the three months ended March 31, 2000, the Company paid salaries of $15,548 for services performed by certain individuals on Agression Sports behalf. The investment in Aggression Sports has been reduced by the Company's 44% share of Aggression Sports' loss for the three months ended March 31, 2000 exclusive of the gain on the sale of Arete common stock.

3. Delinquent amounts payable

   As of March 31, 2000, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

4. Stockholders' equity

   During the three months ended March 31, 2000, (1) an officer and a former officer of the Company converted their Class A preferred stock into 2,600,000 shares of the Company's common stock, (2) the Company issued 2,377,885 shares of common stock for services valued at $46,410 ($.02 per share), (3) the Company issued 8,750,000 shares of common stock in exchange for a $25,000 certificate of deposit, accrued interest and for guaranting a note payable of the Company and (4) the Company issued 6,000,000 shares of common stock upon the exercise of stock options at $.011 per share.

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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000



5. Income taxes

   The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $1,838,000 which expire in years through 2020.

   As of March 31, 2000 and December 31, 1999, total deferred tax assets, liabilities and valuation allowances are as follows:

                                                     2000         1999
                                                     ----         ----
Deferred tax asset resulting from loss
carryforwad                                       $ 367,600    $ 352,000
Valuation allowance                                (367,600)    (352,000)
                                                  ---------    ---------

   Net deferred tax asset                         $       -    $       -
                                                  =========    =========


   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonable assured.

   The Company's net operating losses are restricted as to the amount which may be utilized in any one year. The Company's net operating loss carryforwards expire as follows:

                December 31, 2015                             $  458,000
                      2016                                       224,000
                      2017                                       304,000
                      2018                                       614,000
                      2019                                       161,000
                      2020                                        77,000
                                                              ----------

                                                              $1,838,000
                                                              ==========

6. Commitments and contingencies

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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


6. Commitments and contingencies (continued)

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

                                     ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Overview
--------

Management reports that effective March 31, 2000, the entire financial structure of the Company, relative to the coop coupon advertising business, has changed. The Company has completely discontinued the coop advertising business which has historically averaged total revenues in the $1 to $1.5 Million range and traditionally incurred annual cash losses of approximately $300,000 or more. The Company is now in the business of cultivating new start-up or development stage businesses by providing managed fixed cost services, marketing and fulfillment services and executive management services, and by offering entrepeneurs liquidity as a publicly traded entity.

Since the change in control to current management which occurred on April 30, 1998, the Company has been in a turnaround and restructuring mode. With the discontinuance of its print and direct mail operations and of the franchised cooperative coupon direct mail advertising business, the Company resolved to put its resources behind launching the outdoor adventure equipment business, Arete Outdoors, which management believes has a much greater potential for revenues and profits. As such, the Company became essentially a development stage company.

Current management signed on to develop and implement a strategic plan to restore the Company to financial viability. The first phase of that plan has come to fruition with the elimination of unprofitable, cash and resource draining business operations. This task was accomplished without jeapordizing the economic viability of parent entity, Arete Industries, Inc. The second phase of adding executive financial, corporate, legal and operational management expertise was accomplished in the first quarter of 2000. The third phase, which management is focused on now is to develop operational capabilities to cultivate new business ideas, and generate immediate revenue with Arete Outdoors.

During the first quarter of fiscal 2000, the Company aggressively launched start-up operations for Arete Outdoors, by initiating the patenting and product development process for a number of its product concepts. Patents were filed for the snowshoe and the alpine scooter. The product development cycle is nearly complete for the snowshoe which is scheduled to go into production during the second quarter and will be released in the third quarter of 2000. The alpine scooter is scheduled to be released for sale in late third quarter or early fourth quarter of 2000. Patenting and initial design work has been initiated for two other winter season products, the suspension ski and the power pole. Arete Outdoors also initiated development of its e-commerce website through Digital Spinner, Inc. which will be an outdoor adventure and lifestyle community website built on a complex database engine which will be fully scalable.

During the first quarter of 2000, with a view of acquiring e-commerce marketing, fulfillment and data-base driven direct marketing infrastructure, the Company moved to expanded office space and initiated discussions with several early stage companies at various levels of maturity which offer significant synergy with the goals and direction of the Company. The Company believes that these discussions will develop into relationships which will be profitable to the Company.

Management is currently focused on establishing sales and developing profitable operations and then recapitalizing the business when it has a demonstrable cash flow model to show to potential investors. Management believes that it cannot currently attract capital from professionally managed funds on terms which will be favorable to its current shareholders. Management therefore intends to raise capital internally, through small private offerings and through project financing. Management believes that they can take advantage of the publicly held nature of the Company's stock to pursue capital raising transactions and strategic acquisitions as outlined above. Other than outstanding stock options, there are currently no acquisition or capital funding transactions pending and no assurances that such opportunities will become available in the near future, nor that Management will be able to keep present operations viable.

The current financial statements provide consolidated financial statements reflecting its wholly owned subsidiary corporation, Global Direct Marketing Services, Inc. The financials treat its partly owned subsidiary Agression Sports, Inc. (d/b/a Arete Outdoors) on a non-consolidated basis, as an investment.

Financial Condition
-------------------

The Company had a working capital deficit as of March 31, 2000, of $ 370,677. This compares to a working capital deficit of $ 455,148 in fiscal year ended March 31, 1999. Losses were again partially funded with issuance of common stock and the exercise of stock options. During the 3-month period ended March 31, 2000 an aggregate of 9,200,000 shares of common stock were issued for aggregate consideration of $ 64,652 and 6,000,000 shares of Common Stock were issued for the exercise of incentive options for $66,000 in cash. (See - Notes to Financial Statements - Note 4)


Results of Operations
---------------------

The  Company's  financial   performance  has  been  adversely  affected  by  the
termination of its co-op coupon business.

The Company generated operating revenues of approximately $8,035 with cost of goods sold of $7,515 (or 93% of sales) during the quarter ended March 31, 2000. This is compared to operating revenues of $257,484 and cost of goods sold of approximately $226,151 (or 88% of sales) during the quarter ended March 31, 2000. Salary expenses of approximately $30,028 (or 374% of sales) were incurred during the quarter ended March 31, 2000, compared to $64,805 (or 25% of sales) in the quarter ended March 31, 1999. The decrease in compensation was due to the elimination of the management, employees and consultants necessary to perform the turnaround of the direct mail business. The Company had a net loss of $78,714 (or 980% of sales) during the quarter ended March 31, 2000.

Liquidity and Capital Resources
-------------------------------

Arete Outdoors will need significant additional capital in the coming months as additional products come on stream and prior to the generation of sufficient revenue to cover these costs.

The Company had liabilities in excess of assets at March 31, 2000 of $130,587. This is compared to liabilities in excess of assets at March 31, 1999 of $412,492. The reduction in the liabilities in excess of assets was due to a change in the investment in and advances to Aggression Sports from $40,560 in the period ending March 31, 1999 to $237,665 in the period ending March 31, 2000.

The Company has made progress toward becoming an attractive investment for new equity investors, but the Company has a long way to go to qualify for conventional bank or venture capital financing.R> Additional equity capital is necessary to finance working capital for the Company's new business cultivation initiatives and to build merchant banking and operational infrastructure capabilities. Management is resolved to continue to bootstrap the Company as long as it is able to generate positive cash flow to finance growth and retire debt. Due to the current financial condition of the Company and the volatility in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with additional bank debt on favorable terms in the near future. Never the less, due to such conditions, the Company may be required to issue further common stock to pay executives, consultants and other employees which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term.

At March 31, 2000, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ended March 31, 2000, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.


Item 2. Changes in Securities

(a) Changes in Instruments Defining Rights of Security Holders. Previously reported.
(b)  Not Applicable

(c) Item 701 Reg. SB. - During the period covered by the report, 400,000 shares of no par value common stock were sold by officers of the Company to an individual on February 29, 2000 for an aggregate of $31,500. There were no commissions or fees paid in connection with the placement and Management relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 504 promulgated thereunder.


Item 3.   Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.     Exhibits and Reports on Form 8-K

The following exhibits are attached:


Exhibit No.           Description

27                    Financial Data Schedule

Other than one report covering a change in accountants on Item 4 of Form 8-K with related exhibits on March 16, 2000 there were no Reports on Form 8-K filed during the period covered by this report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARETE INDUSTRIES, INC.



Date: May 15, 2000         By:  /s/  Thomas Y. Gorman, CFO
      ------------             -------------------------------
                                     Thomas Y. Gorman
                                     Principal Financial and Accounting Officer