Form 10QSB
period 2000-06-30
ARETE INDUSTRIES INC
filed 2000-08-15
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended: June 30, 2000 or

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


                                   Not Applicable
             -------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


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

                                         [ X ] Yes     [   ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2000, Registrant had 328,113,700 shares of common stock, No par value, outstanding.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                                      INDEX


                                                                        Page No.

   Consolidated Financial Statements:

   Consolidated Balance Sheet at June 30, 2000 and December 31, 1999
   (unaudited)                                                               2

   Consolidated Statements of Operations for the Three Months Ended
   June 30, 2000 and 1999 (unaudited)                                        3

   Consolidated Statements of Operations for the Six Months Ended
   June 30, 2000 and 1999 (unaudited)                                        4

   Consolidated Statement of Stockholders' Deficit for the Six Months
   Ended June 30, 2000 (unaudited)                                           5

   Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 2000 and 1999                                                  6-7

   Notes to Unaudited Consolidated Financial Statements at June 30,
   2000                                                                   8-11

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                       June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                      2000       1999
                                                      ----       ----
Current assets:
   Cash and cash equivalents                     $   99,920  $   15,844
   Restricted cash                                        -      25,000
   Accounts receivable, less allowance for
    doubtful accounts of $0                          12,639         519
   Intercompany                                           -           -
   Prepaid expenses                                       -       1,200
                                                 ----------  ----------

    Total current assets                            112,559      42,563

Notes receivable                                     25,400           -

Furniture and equipment, at cost net of accumulated
   depreciation of $1,198 (2000) and $233 (1999)     19,870       2,096

Security deposit                                      5,664           -

Investment in and advances to Verbaltech Labs &
Banking                                                 611           -

Investment in and advances to Aggression Sports
   (Note 2)                                          (4,330)     40,560
                                                 ----------  ----------

                                                 $  159,774  $   85,219
                                                 ==========  ==========

           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable (Note 3)                    $   203,449  $  204,318
   Accrued expenses                                  87,263      34,409
   Accrued payroll taxes (Note 3)                   174,998     146,130
   Notes payable                                      5,000      24,500
   Convertible note payable - officer                81,021      81,021
   Stock subscription payment received                    -       7,333
                                                 ----------  ----------

    Total current liabilities                       551,731     497,711

Commitments and contingencies (Notes 1, 3 and 6)

Stockholders' deficit (Note 4):
   Redeemable preferred stock; 100,000,000 shares
    authorized:
     Convertible Class A; $10 par value, 100,000
      shares authorized, 3,000 shares issued and
      outstanding (liquidation preference $32,475)        -      30,000
   Common stock, $.0001 par value; 500,000,000
      shares authorized, 328,113,700 (2000) and
      301,397,155 (1999) shares issued and
      outstanding                                 7,862,710   7,414,758
   Accumulated deficit                           (8,254,667) (7,857,250)
                                                 ----------  ----------

    Total stockholders' deficit                    (391,957)   (412,492)
                                                 ----------  ----------

                                                 $  159,774  $   85,219
                                                 ==========  ==========

                            See accompanying notes.
                                       2

                     ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the Three Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                            2000         1999
                                                            ----         ----
Revenues:
   Management fees                                     $   30,000   $        -

Operating expenses:
   Depreciation                                                849           -
   Rent                                                      6,931           -
   Salaries                                                112,231           -
   Stock issued for services (Note 4)                       47,500           -
   Other operating expenses                                114,203           -
                                                       -----------  -----------

    Total costs and expenses                               281,714           -
                                                       -----------  -----------
         Total operating income (loss)                    (251,714)          -

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)            (75,005)           -
   Gain on sale of equipment                                     -            -
   Interest expense                                         (1,847)        (134)
   Interest and miscellaneous income                         9,863          107
                                                       -----------  -----------

    Total other income (expenses)                          (66,989)         (27)
                                                       -----------  -----------

Net loss from continuing operations (Note 5)              (318,703)         (27)
Net loss from discontinued operations (Note 1)                   -     (186,880)
                                                       -----------  -----------

Net loss applicable to common shareholders             $  (318,703) $  (186,907)
                                                       ===========  ===========

Basic and diluted loss per share                       $         *  $         *
                                                       ===========  ===========
Weighted average common shares outstanding             265,404,922  282,307,824
                                                       ===========  ===========



* - Less than $.01 per share


                            See accompanying notes.
                                       3

                     ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                            2000         1999
                                                            ----         ----
Revenues:
   Management fees                                     $    30,000  $         -

Operating expenses:
   Depreciation                                                849            -
   Rent                                                      6,931            -
   Salaries                                                112,231            -
   Stock issued for services (Note 4)                       47,500            -
   Other operating expenses                                114,203            -
                                                       -----------  -----------

    Total costs and expenses                               281,714            -
                                                       -----------  -----------
        Total operating income (loss)                     (251,714)          -

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)            (77,005)           -
   Gain on sale of equipment                                     -       40,061
   Interest expense                                         (8,604)      (1,781)
   Interest and miscellaneous income                        10,426          420
                                                       -----------  -----------

    Total other income (expenses)                          (75,183)      38,700
                                                       -----------  -----------

Net loss from continuing operations (Note 5)              (326,897)      38,700
Net loss from discontinued operations (Note 1)             (70,520)    (307,913)
                                                       -----------  -----------

Net loss applicable to common shareholders             $  (397,417) $  (269,213)
                                                       ===========  ===========

Basic and diluted loss per share                       $         *  $         *
                                                       ===========  ===========

Weighted average common shares outstanding             265,404,922  266,086,314
                                                       ===========  ===========



* - Less than $.01 per share


                            See accompanying notes.
                                       4



                     ARETE INDUSTRIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT STOCKHOLDERS' DEFICIT
               For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                          Class A
                                                       preferred stock            Common stock           Accumulated
                                                     Shares       Amount        Shares       Amount         deficit
                                                     ------       ------

Balance, December 31, 1999                            3,000      $ 30,000     301,397,155  $7,414,758    $(7,857,250)

  Conversion of Series A preferred
    stock to common (Note 4)                         (3,000)      (30,000)      2,600,000      30,000              -

   Issuance of common stock for
    services (Note 4)                                     -             -       7,127,885      93,910              -

   Issuance of common stock for
    transfer of certificate of deposit
    and accrued interest (Note 4)                         -             -       8,750,000      33,152              -

   Sale of common stock                                   -             -       1,738,660      38,833              -

   Common stock issued upon exercise
    of options (Note 4)                                   -             -       6,000,000      66,000              -

   Interest in sale of Arete common stock
    be equity-method investee (Note 2)                    -             -               -     183,557              -

   Exercise of Class A Preferred options
    and conversion to common stock                                                500,000       2,500

   Net loss for the six months ended
    June, 2000                                            -             -               -           -       (397,417)
                                                      -----        ------     -----------  ----------    -----------

                                                          -        $          328,113,700  $7,862,710    $(8,254,667)
                                                      =====        ======     ===========  ==========    ===========

                            See accompanying notes.
                                       5

                     ARETE INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT CASH FLOWS
               For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                          2000        1999
                                                          ----        ----
Cash flows from operating activities:
   Net loss                                            $(397,417)   $ 38,700
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                           965           -
     Equity in loss of Aggression Sports                  77,005           -
     Stock issued for services                            93,910     153,223
     Changes in assets and liabilities:
       Accounts receivable                               (12,120)   (106,007)
       Security deposit                                   (5,664)          -
       Prepaid expenses                                    1,200      (8,437)
       Accounts payable                                     (869)    247,258
       Accrued expenses                                   81,722           -
       Customer deposits                                       -     (10,792)
                                                        --------    --------

        Total adjustments                                236,149     275,245
                                                        --------    --------

     Net cash provided by (used in) operating
       Activities                                       (161,268)    313,945

Cash flows from investing activities:
   Purchase of property and equipment                          -     (25,517)
   Investments in and advances to Aggression Sports      106,692           -
   Proceeds from certificate of deposit                   25,000           -
                                                        --------    --------

     Net cash provided by investing activities           131,692     (25,517)

Cash flows from financing activities:
   Proceeds from issuance of common stock                 67,152      64,198
   Proceeds from exercise of stock options                66,000           -
   Proceeds from note payable                                  -      41,000
   Payments on long term debt                            (19,500)    (48,800)
                                                        --------    --------

    Net cash provided by financing activities            113,652      56,398
                                                        --------    --------

Net increase in cash and cash equivalents                 84,076     344,826
Cash and cash equivalents at beginning of period          15,844      20,047
                                                        --------    --------

Cash and cash equivalents at end of period              $ 99,920    $364,873
                                                        ========    ========

                         (Continued on following page)
                             See accompanying notes.
                                      6

                     ARETE INDUSTRIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT CASH FLOWS
               For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                        (Continued from preceding page)

Supplemental disclosure of cash flow information:

   Interest paid during the period                       $ 8,604     $ 1,781
                                                         =======     =======
   Income taxes paid during the period                   $     -     $     -
                                                         =======     =======

Supplemental disclosure of non-cash investing and financing activities:

   During the quarter ended March 31, 2000, the Company issued common stock valued at $15,548 to employees of Aggression Sports and treated such issuance as an advance.

                            See accompanying notes.
                                      7

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000



1. Summary of significant accounting policies

   Basis of presentation:

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 1999 and June 30, 2000, and the results of operations and cash flows for the periods ended June 30, 1999 and 2000.

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

   Basis of presentation:

   The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at June 30, 2000, the Company has a working capital deficit of $439,172 and a stockholders'
   deficit of $391,957. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization, and is being investigated by the Securities and Exchange Commission for alleged securities law violations (see Note 6). As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

   The Company plans to assist Aggressions Sports set up its web site to market a line of specialty sporting goods. During 2000, Aggression Sports entered into an agreement to issue 30% of its outstanding common stock in exchange for the right, title and interest in approximately 30 products in various stages of development and various stages of the patenting process, and generated cash of $417,000 through the sale of Arete's common stock.

2. Investment in and advances to Aggression Sports

   During 1998, the Company acquired a 44% ownership interest in Aggression Sports in exchange for 30,000,000 shares of the Company's common stock valued at $150,000. Due to the uncertainty related to the ultimate realization of this carrying value, the $150,000 was written off during the nine months ended December 31, 1998. During the six months ended June 30, 2000, Aggression Sports sold 26,490,000 shares of Arete for gross proceeds of $417,175. Arete's 44% interest in the proceeds of $183,557 has been recorded as additional paid-in capital.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000



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

   During the six months ended June 30, 2000, the Company paid salaries of $15,548 for services performed by certain individuals on Agression Sports behalf. The investment in Aggression Sports has been reduced by the Company's 44% share of Aggression Sports' loss for the six months ended June 30, 2000 exclusive of the gain on the sale of Arete common stock.

3. Delinquent amounts payable

   As of June 30, 2000, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

4. Stockholders' equity

   During the six months ended June 30, 2000, (1) an officer and a former officer of the Company converted their Class A preferred stock into 2,600,000 shares of the Company's common stock, (2) the Company issued 7,127,885 shares of common stock for services valued at $93,910 ($0.013 per share), (3) the Company issued 8,750,000 shares of common stock in exchange for a $25,000 certificate of deposit, accrued interest and for guaranting a note payable of the Company and (4) the Company issued 6,000,000 shares of common stock upon the exercise of stock options at $.011 per share.

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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000



5. Income taxes

   The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $2,082,000 which expire in years through 2020.

   As of June 30, 2000 and December 31, 1999, total deferred tax assets, liabilities and valuation allowances are as follows:
                                                          2000         1999

                                                          ----         ----
Deferred tax asset resulting from loss carryforward    $ 416,400    $ 352,000
Valuation allowance                                     (416,400)    (352,000)
                                                       ---------    ---------

   Net deferred tax asset                              $       -    $       -
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

   The Company's net operating losses are restricted as to the amount which may be utilized in any one year. The Company's net operating loss carryforwards expire as follows:

                 December 31, 2015                          $  458,000
                    2016                                       224,000
                    2017                                       304,000
                    2018                                       614,000
                    2019                                       161,000
                    2020                                       321,000
                                                            ----------

                                                            $2,082,000
                                                            ==========


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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS Overview

Management is implementing a strategic plan to bring the Company to financial viability. As reported at the Company's annual meeting held on June 2, 2000, the Company has recast itself as a seed-stage business incubator. In March of 2000, Management discontinued the Company's print and direct mail operations and terminated the franchised cooperative coupon direct mail advertising business. Management then directed the Company's resources toward launching its outdoor adventure equipment company, Aggression Sports, Inc. dba Arete Outdoors. After May 1, 2000 with the addition to the management team of Mr. Thomas Gorman (finance), Mr. Lawrence Mortimer (marketing) and Mr. Michael Parsons (operations), the Company could offer seasoned executive talent and facilities to seed stage companies. Management believes this plan will serve the dual purpose of spreading the overhead of its executive management and facilities over several businesses and maximizing the finanicial benefit to the company through the performance of the incubator partners.

The incubator concept provides four sources of income from its incubator partners: (i) fees for sharing basic services (rent, accounting, information technology and support services, among others) to its incubator partners, (ii) fees for executive management services provided to its incubator partners, (iii) fees and other non-cash or in-kind compensation for investment banking-type services that help its incubator partners receive additional equity capital; and
(iv) liquidation of equity upon the graduation of its incubatees through a liquidity event such as an initial public offering, or a spin-off or acquisition transaction.

The Company's management team is focused locating businesses to work with whose founding owners or entrepreneurs know their market and product, and whose business service or product concepts have been developed to a prototype stage with an acceptable indication of market acceptance. The vision of Management is not to be driven by any particular industry or sector, but to find business opportunities that stand out when the following questions are asked: Is there someone willing to buy what the business will make? Can the business make what someone is willing to buy? Can their potential cash flow attract investors? Can the business be a market leader? And, what is the character of the founders?

At this time,  the  Company is engaged  with  three  incubator  partners:  Arete
Outdoors,   VerbalTech  Labs  and  Cloudwalker,   and  is  surveying  additional
candidates.

Aggression Sports, Inc., dba Arete Outdoors was orginally formed in May of 1998 as Aggression Sports, Inc. by the Company and Boulder Sports, LLC. pursuant to the change in contol agreement signed at that time in which former management of the Company resigned and Tom Raabe, the current Chairman and CEO, and Mr. Fred Boethling, former director, Company Secretary and CFO took over its management. Upon inception, the Company owned 44% of Aggression Sports, Inc. and Boulder Sports, LLC, wholly owned by Mr. Raabe, owned 56%. The purpose of the new company was to pursue building a business in the `adrenaline' or `extreme' sports industry. In early 1999, Aggression Sports, Inc. took a trade name of Arete Outdoors (hereinafter referred to as either Aggression Sports, Inc. or Arete Outdoors). Previously, in late 1998, the Company engaged the services of Mr. Mike Lowe to manage Aggression Sports and to develop products for it. Additionally, Mr. Lowe was paid by the Company to act as Chief Operating Officer for the purpose of assisting in the Company's then ongoing turnaround efforts with regard to its print and direct mail, cooperative coupon direct mail business.

In December of 1999, Arete Outdoors entered an agreement with Mike Lowe in which his participation, and present and future product designs were exchanged for a 30% ownership position in Arete Outdoors with an option to purchase an additional 6% that vests on certain performance milestones.

Mike Lowe has been a leader in mountaineering and alpine sports throughout his life. Mike and his brother Greg were early leading designers and innovators in the outdoor sports industry. He was in Army Special Forces and a director of Outward Bound. In 1972, he founded Lowe Alpine Systems, which, with the assistance of his Brother, Greg Lowe, grew to approximately $20 million in sales. In 1987, the Lowe brothers sold Lowe Alpine Systems to an independent group of investors. At that time, the company was a brand leader in the high-end specialty outdoor products industry. The Lowe's did this by creating product firsts and industry standards, including numerous climbing tools such as the FootFang Crampon, and they pioneered the internal frame backpacks.

After a hiatus in which he started other outdoor product companies including his own line of mountain bikes and accessories, Mike Lowe is reentering the specialty outdoors sporting goods industry in partnership with Arete Outdoors. Lowe has developed and is developing approximately thirty products that Arete Outdoors has the right to patent and bring to market. These products cover a number of categories in the outdoor sports market as well as the consumer market. Arete Outdoors also has a design and development agreement with Greg Lowe, brother of Mike Lowe, for a line of products, which will be called `Lifestyle Tools.' Greg is an accomplished and well sought after outdoor product designer in his own right. Since the beginning of 2000, Arete Outdoor has filed for four patents, and is ready to bring two products to market: SnowFang snowshoe, the Dirt Rush and the Powder Rush Downhillers to market this fall for the winter outdoor sports season.

The SnowFangs snowshoe, the Dirt Rush and Powder Rush Downhillers are unique products that fill unmet needs in the outdoor sports market. These products have had strong early indications of market accptance. During the second quarter of 2000, the development process was nearly complete for the SnowFangs snowshoe. Two versions of the SnowFangs snowshoe are scheduled to be released in the third quarter of 2000. Arete Outdoors' next product, the summer and winter downhill scooter, which have been branded the Dirt Rush and Powder Rush for the summer and winter versions, will be commercially produced in the third quarter and are scheduled to be released for sale in the fourth quarter of 2000.

Arete Outdoors plans to build market leadership by developing new outdoor experiences with its new product designs and web-based user interaction, which are intended to drive an ever growing loyal customer base. Arete Outdoors plans to market its products through various distribution channels, including a relational data-base driven, community-style outdoor adventure website. The first version of the website has been published under the name www.areteoutdoors.com. Not all products will be suited for resale over the World Wide Web, and other venues and channels will be used depending on the nature of the product and the most appropriate method to achieve the best return on investment.

Arete Outdoors has an in house, R&D, product development and production team and is receiveing management and investment banking support from the Company's management team. Arete Outdoors recently leased its own facility in Berthoud, Colorado to house R&D, Product Development and Production coordination. Management believes that Arete Outdoors will be required to provide in-house customer service, support and product fulfillment for wholesale, direct marketing and internet sales on an immediate basis.

During the period ended June 30, 2000, the Company engaged into a full service incubator relationship with VerbalTech Labs, Inc. (formerly Applied Behavior Systems, LLC). VTL has developed a breakthrough language learning software program that incorporates voice recognition, neural network and intelligent agent computer technologies. The software program adapts to the language learning skills of the student. It works by measuring the accuracy of the student's verbal expressions against the intended response and automatically cues the student according to his or her progress. Two issued patents protect the teaching software and others are pending. The teaching method is especially effective with people with learning disabilities, which is why VerbalTech has chosen them as the focus of its first application.

There is an immediate and growing need for software to service this market because of a lack of qualified speech and language professionals. In the US alone, there are over 6.8 million children and adults with developmental and language delays (includes Downs Syndrome, mental retardation, autism and other learning disabilities) and only 100,000 speech and language professionals.

Over 90% of these children are in regular public school. One of the reasons is that there are a series of federal laws (1975-Education for All Handicapped
Children Act, and 1990-Individuals with Disabilities Education Act), which require the states to specifically provide free and appropriate public education to this segment of the population. The legislation also encourages schools to fund "assistive technology" (including software) that contributes to the effectiveness of their education.

Management believes that the growth of the opportunity and acceptance of teaching software in the US classroom creates a ready market for the introduction of this product: In 1999, computers were in 78% of the US public schools; and in the 1998-1999 school year, $500 million was spent by US public schools on instructional software, which was a 70% increase over the prior school year.

Management believes that VerbalTech Labs' language teaching software will distinguish itself from existing competitive software programs because it is the only program that teaches people how to speak (expressive language) rather than just listen (receptive language). The increase in the participating children's' vocabulary and in their ability to express themselves will translate into market leadership because the parents and teachers will see tangible results by using the program. Other companies who use a receptive teaching method will have to undertake extensive tests to attempt to prove the same results that are obvious with VerbalTech program. The software program is beta tested with pilot and trial programs, and has shown consistent and impressive results. It is ready to be prepared for commercial introduction.

To move VerbalTech into the next stage of its growth, the Company is assisting it in an effort to raise $3 million in equity capital through a convertible preferred stock offering to venture capitalists and other accredited investors. The $3 million of additional equity capital will be used to prepare VerbalTech's software for commercial introduction, to provide the marketing and sales effort to demonstrate market acceptance, and to finance initial operations. The Company has an agreement with VerbalTech that provides for a 14.3% ownership interest by the Company, which after taking into account the proposed $3 million investment in convertible preferred, will be diluted to approximately 10%. The Company's agreement with VerbalTech provides that the Company receives a fee for raising the money and provides for VerbalTech to pay Arete a monthly fee for basic services (rent, accounting, IT, etc) and management services.

Also during the period ended June 30, 2000, the Company provides the most basic incubator services to Cloudwalker LLC., a Colorado limited liability company that is principally owned and managed by Jeff Lowe, Mike Lowe's brother. Cloudwalker is also a seed-stage business venture, which has recently launched its products to the high-end technical specialty retail market. Cloudwalker manufactures and distributes innovative climbing and mountaineering clothing and hardware. At present, Arete Industries is providing Cloudwalker basic services and does not own any interest in the company. Arete Outdoors and Cloudwalker are exploring new areas they can work together, beginning with Cloudwalker acting as Arete Outdoors sales representative to market the SnowFangs snowshoes to its customer base in North America and Europe through their in-house sales team.

Through the implementation of its seed-stage incubator strategy with these three relationships and with other groups in the future, management is currently focused on developing profitable operations and then recapitalizing the business when it has a demonstrable cash flow model to show to potential investors. Management believes that it is improving its ability to attract capital from professionally managed funds on terms which will be favorable to its current shareholders. Management believes that they can take advantage of the publicly held nature of the Company's stock to pursue capital raising transactions and strategic acquisitions in a number of industries.

The current financial statements contained herein treat subsidiary Agression Sports, Inc. (d/b/a Arete Outdoors) on a non-consolidated basis, i.e. as an investment.


Financial Condition
--------------------
The Company had a working capital deficit as of June 30, 2000, of $439,172. This compares to a working capital deficit of $455,148 at December 31, 1999. Losses were partially funded with accrued salaries and shares issued for services. During the 3-month period ended June 30, 2000, the Company issued 4,750,000 shares of common stock for services.


Results of Operations
---------------------
The  Company's  financial   performance  has  been  adversely  affected  by  the
termination of its co-op coupon business, and the execution of the seed-stage incubator strategy has not yet developed into significant financial results.

The Company generated operating revenues of approximately $8,035 with $7,515 (or 94% of sales) of cost of goods sold, during the first three months, ending March 31, 2000. As of March 1, 2000, the co-op coupon business was discontinued and is reflected in the financial statements as a loss of discontinued operations.

For the  quarter,  the Company  incurred  $281,714 in  operating  expenses.  The
Company's future expectation is that these expenses will remain relatively stable, but may increase over time as the fees and revenues from its management services increase.

Liquidity and Capital Resources
-------------------------------
Arete Outdoors will need significant additional capital in the coming months as additional products come on stream and prior to the generation of sufficient revenue to cover these costs. The Company anticipates that these requirements will be covered by liquidation of shares of the Company's common stock held by Arete Outdoors, or otherwise with proceeds of private placements of the Company's securities advanced by the Company in the form of loans or further equity infusions. There are no assurances that Arete Outdoors will be successful in liquidating such shares at a favorable price or that the Company will be successful in raising such funds in the short term.

The Company had liabilities in excess of assets at June 30, 2000 of $391,957. This is compared to liabilities in excess of assets at December 31, 1999 of $412,492. The reduction in the liabilities in excess of assets was due to cash provided by Aggression Sports.

Management believes that with a successful track record of its seed-stage incubator strategy, it will become an attractive investment for new equity investors, but the Company has yet to qualify for conventional bank or venture capital financing. Additional debt and/or infusions of equity capital are necessary to finance working capital for the Company's new business incubation initiatives and to build its banking and operational infrastructure. Management is resolved to continue to support the Company and its incubator partners as long as it is able to generate positive cash flow to finance growth and retire debt within the near term, of which there is no assurance. Due to the current financial condition of the Company and the volatility in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with bank debt on favorable terms in the near future. Never-the-less, due to such conditions, the Company may be required to issue further common stock to pay executives, consultants and other employees which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term.

At June 30, 2000, the Company had no material commitments for capital expenditures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ended June 30, 2000, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

Item 2. Changes in Securities

(a) Changes in Instruments Defining Rights of Security Holders. Previously reported.

(b)  Not Applicable

(c) Item 701 Reg. SB. - The following were the unregistered shares of common stock sold by the registrant during the period covered by this report.
     o 1,288,660 shares sold to Gary McMullen for $7,333, as part of a private placement
     o 500,000 shares issued in exchange for the exercise of Class A convertible preferred stock that was exercised then converted by Eric Popkoff for $2,500
     o 4,750,000 shares issued for salaries and services to Lawrence Mortimer (1,500,000 shares), Michael Lowe (1,500,000 shares), Michael Parsons (1,500,000 shares) and Greg Lowe (250,000 shares).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders. During the period ended June 30, 2000, the Company held its regular annual meeting of shareholders. Matters submitted were the election of directors, approval of the Omnibus Stock Bonus and Compensation Plan and ratification of appointment of independent auditors, all of such resolutions were voted on as follows:

Election of Thomas P. Raabe as director,
For: 252,430,492  Withhold Authority 347,000  and Not Voted
     -----------                     --------               --------------

Election of Thomas Y. Gorman as director,
For: 252,430,492  Withhold Authority 347,000  and Not Voted              .
     -----------                     --------               --------------

Ratification of Appointment of Causey Demgen & Moore as independent auditors of the Company;
For:  251,815,291    Against  662,700  Abstain  299,501    Not Voted   1,392,101
      ------------            -------          ---------              ----------

Approval of 2000 Omnibus Stock Bonus and Compensation Plan.
For: 75,601,411;  Against 3,318,850;  Abstain:  520,901;  Not Voted 174,728,431
     ----------           ----------            --------            -----------

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are attached:

Exhibit No.             Description
----------              ------------
27                 Financial Data Schedule

There were no Reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARETE INDUSTRIES, INC.


Date: August 14, 2000              By:  /s/  Thomas Y. Gorman, CFO
                                      -------------------------------
                                      Thomas Y. Gorman, CFO
                                      Principal Financial and Accounting Officer