Form 10QSB
period 2000-09-30
ARETE INDUSTRIES INC
filed 2000-11-15
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the period ended:   September 30, 2000
                            ------------------
or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange act of 1934. For the transition period from to

Commission File Number  33-16820-D
                      --------------


                             ARETE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                     84-1508638
    -----------------------------------                -----------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization                      Identification No.)


    2955 Valmont Road, Suite 310, Boulder, CO                80301
    ------------------------------------------            -------------
    (Address of principal executive offices)               (Zip Code)


                                 (303) 247-1313
                -------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                  --------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report.)


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

                                         [ X ] Yes     [   ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 29, 2000, Registrant had 341,120,748 shares of common stock, No par value, outstanding.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.

   Consolidated Financial Statements:

   Consolidated Balance Sheet at September 30, 2000 and December 31, 1999
   (unaudited)                                                              2

   Consolidated Statements of Operations for the Three Months Ended
   September 30, 2000 and 1999 (unaudited)                                  3

   Consolidated Statements of Operations for the Nine Months Ended
   September 30, 2000 and 1999 (unaudited)                                  4

   Consolidated Statement of Stockholders' Deficit for the Nine Months
   Ended  September 30, 2000 (unaudited)                                    5

   Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2000 and 1999                                              6-7

   Notes to Unaudited Consolidated Financial Statements at September 30,
   2000                                                                     8-11

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                     ASSETS

                                                           2000       1999
                                                           ----       ----
Current assets:
   Cash and cash equivalents                          $    4,843  $   15,844
   Restricted cash                                        50,919      25,000
   Accounts receivable, less allowance for
    doubtful accounts of $0                               70,194         519
   Prepaid expenses                                        2,393       1,200
                                                      ----------  ----------

    Total current assets                                 128,349      42,563

Notes receivable Verbaltech Labs & Banking                82,200           -

Furniture and equipment, at cost net of accumulated
   depreciation of $3,170 (2000) and $233 (1999)          21,830       2,096

Security deposit                                           5,664           -

Investment in and advances to Verbaltech Labs &
   Banking                                                 1,469           -

Investment in and advances to Aggression Sports
   (Note 2)                                               39,286      40,560
                                                      ----------  ----------

                                                      $  278,798  $   85,219
                                                      ==========  ==========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable (Note 3)                          $  209,644  $  204,318
   Accrued expenses                                      146,162      34,409
   Accrued payroll taxes (Note 3)                        184,976     146,130
   Advances from Aggression Sports (Note 2)              113,294           -
   Notes payable                                          51,000      24,500
   Convertible note payable - officer                    104,251      81,021
   Stock subscription payment received                         -       7,333
                                                      ----------  ----------

    Total current liabilities                            809,327     497,711

Commitments and contingencies (Notes 1, 3 and 6)

Stockholders' deficit (Note 4):
   Redeemable preferred stock; 100,000,000 shares
    authorized:
      Convertible Class A; $10 face value, 100,000
        shares authorized, 3,000 shares issued and
        outstanding (liquidation preference $32,475)           -      30,000
   Common stock, no par value; 500,000,000 shares
    authorized, 341,120,748 (2000) and 301,397,155
    (1999) shares issued and outstanding               8,010,783   7,414,758
   Accumulated deficit                                (8,541,312) (7,857,250)
                                                      ----------  ----------

    Total stockholders' deficit                         (530,529)   (412,492)
                                                      ----------  ----------

                                                      $  278,798  $   85,219
                                                      ==========  ==========

                            See accompanying notes.
                                       2

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
             For the Three Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                                                         2000          1999
                                                         ----          ----

Management fees                                       $ 108,000     $       -

Operating expenses:
   Depreciation                                           1,972             -
   Rent                                                  19,947             -
   Salaries                                             162,023             -
   Stock issued for services (Note 4)                   127,500             -
   Other operating expenses                              34,701             -
                                                      ---------     ---------

    Total costs and expenses                            346,143             -
                                                      ---------     ---------

      Total operating income (loss)                    (238,143)            -

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)         (49,228)            -
   Gain on sale of equipment                             10,000             -
   Interest expense                                      (1,034)       (1,016)
   Interest and miscellaneous income                     (8,240)          201
                                                      ---------     ---------

    Total other income (expense)                        (48,502)         (815)
                                                      ---------     ---------

Net loss from continuing operations                    (286,645)         (815)

Net loss from discontinued operations (Note 1)                -       (256,481)
                                                      ---------     ----------

Net loss (Note 5)                                    $ (286,645)   $ (257,296)
                                                     ==========    ==========

Basic and diluted loss per share                     $        *    $        *
                                                     ==========    ==========

Weighted average common shares outstanding          332,752,000   285,663,342
                                                    ===========   ===========



* - Less than $.01 per share


                            See accompanying notes.
                                       3

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                          2000          1999
                                                          ----          ----

Management fees                                        $ 138,000    $       -

Operating expenses:
   Depreciation                                            2,821             -
   Rent                                                   26,878             -
   Salaries                                              274,254             -
   Stock issued for services (Note 4)                    175,000             -
   Other operating expenses                              148,904             -
                                                       ---------    ----------

    Total costs and expenses                             627,857             -
                                                       ---------    ----------

      Total operating income (loss)                     (489,857)            -

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)         (126,233)            -
   Gain on sale of equipment                              10,000        40,061
   Interest expense                                       (9,638)       (2,797)
   Interest income                                         2,186           621
                                                       ---------   -----------

    Total other income (expense)                        (123,685)      37,885
                                                       ---------   ----------

Net loss from continuing operations                     (613,542)       37,885

Net loss from discontinued operations (Note 1)           (70,520)     (564,395)
                                                       ---------   -----------

Net loss (Note 5)                                     $ (684,062)   $ (526,510)
                                                      ==========    ===========

Basic and diluted loss per share                      $        *    $        *
                                                      ==========    ==========

Weighted average common shares outstanding           323,610,000   272,707,956
                                                     ===========   ===========



* - Less than $.01 per share

                            See accompanying notes.
                                        4




                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  For the Nine Months Ended September 30, 2000
                                  (Unaudited)


                                     Class A preferred stock      Common stock       Accumulated
                                       Shares     Amount       Shares      Amount      deficit
                                       ------     ------       ------      ------    -----------

Balance, December 31, 1999              3,000    $30,000    301,397,155  $7,414,758  $(7,857,250)

   Conversion of Series A preferred
    stock to common (Note 4)           (3,000)   (30,000)     2,600,000      30,000            -

   Issuance of common stock for
    services (Note 4)                       -          -     20,134,933     225,863            -

   Issuance of common stock for
    transfer of certificate of deposit
    and accrued interest (Note 4)           -          -      8,750,000      33,152            -

   Sale of common stock                     -          -      1,738,660      38,833            -

   Common stock issued upon exercise
    of options (Note 4)                     -          -      6,000,000      66,000            -

   Interest in sale of Arete common
    stock be equity-method investee
    (Note 2)                                -          -              -     199,677            -

   Exercise of Class A Preferred
    options and conversion to common
    stock                                   -          -        500,000       2,500            -

   Net loss for the nine months ended
    September 30, 2000                      -          -              -           -     (684,062)
                                       ------    -------    -----------  ----------    ---------

Balance, September 30, 2000                 -    $     -    341,120,748  $8,010,783  $(8,541,312)
                                       ======    =======    ===========  ==========  ===========

                            See accompanying notes.
                                        5

                     ARETE INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                                                         2000        1999
                                                         ----        ----
Cash flows from operating activities:
   Net loss                                           $(684,062)  $(526,510)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                       2,937           -
      Equity in loss of Aggression Sports               126,233           -
      Stock issued for services                         225,863     197,561
      Changes in assets and liabilities:
       Accounts receivable                              (69,675)    (26,680)
       Security deposit                                  (5,664)          -
       Prepaid expenses                                  (1,193)     10,979
       Accounts payable                                   5,326           -
       Accrued expenses                                 150,599     362,036
       Customer deposits                                      -     (10,791)
                                                      ---------   ---------

        Total adjustments                               434,426     533,105
                                                      ---------   ---------

      Net cash provided by (used in) operating
        activities                                    (249,636)       6,595

Cash flows from investing activities:
   Purchase of property and equipment                   (3,932)     (68,227)
   Investments in and advances to Aggression Sports    106,334            -
   Purchase of certificate of deposit                  (25,919)           -
                                                      --------    ---------

      Net cash provided by (used in) investing
        activities                                      76,483      (68,227)

Cash flows from financing activities:
   Proceeds from issuance of common stock               67,152       86,298
   Proceeds from exercise of stock options              68,500            -
   Proceeds from note payable                                -       85,250
   Payments on long term debt                           26,500      (48,800)
                                                      --------    ---------

    Net cash provided by financing activities          162,152      122,748
                                                      --------    ---------

Net increase in cash and cash equivalents              (11,001)      61,116
Cash and cash equivalents at beginning of period        15,844       20,047
                                                      --------    ---------

Cash and cash equivalents at end of period            $  4,843    $  81,163
                                                      ========    =========

                         (Continued on following page)
                            See accompanying notes.
                                       6

                     ARETE INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                         (Continued from previous page)

Supplemental disclosure of cash flow information:

   Interest paid during the period                     $ 9,638      $ 2,797
                                                       =======      =======
   Income taxes paid during the period                 $     -      $     -
                                                       =======      =======

Supplemental disclosure of non-cash investing and financing activities:

   During the quarter ended March 31, 2000, the Company issued common stock valued at $15,548 to employees of Aggression Sports and treated such issuance as an advance.


                            See accompanying notes.
                                       7

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


1. Summary of significant accounting policies

   Basis of presentation:

   The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 1999 and September 30, 2000, and the results of operations and cash flows for the periods ended September 30, 1999 and 2000.

   Discontinued operations:

   During March 2000, the Company abandoned the direct mail and coupon business and shifted its focus toward Aggression Sports, Inc. (Aggression Sports) (see
   Note 2). The direct mail coupon business continued until March 2000 and is not expected to generate a loss during 2000. The Company has become engaged in development of new business ventures including a development stage company which creates, designs, develops, produces and markets highly innovative outdoor adventure sports products and adventure travel services; and a software development company engaged in development of a patented neural-networking, intelligent agent software engine and its unique applications for language learning, voice recognition, speech interpretation, vision recognition, and intelligent robotics.

   Basis of presentation:

   The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at September 30, 2000, the Company has a working capital deficit of $680,978 and a stockholders' deficit of $530,529. In addition, the Company is delinquent on payment of certain payroll taxes and has certain liabilities remaining from its confirmed Chapter 11 Plan of Reorganization approved by the Court in October of 1996. Also, the Company is a named defendant in a Federal civil enforcement action brought by the SEC in the summer of 1998 for certain alleged violations of the Federal Securities laws (See Note 6). As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

   Under its initiative to provide new venture management services, the Company plans to assist, Aggression Sports, Inc., dba Arete Outdoors in developing its management team and to develop, create, produce and sell its line of specialty outdoor sporting goods, equipment and adventure travel services. During 2000, Arete Outdoors entered into an employment agreement with its President and principal designer to issue up to 38% of its outstanding common stock in exchange for the assignment of his interest in approximately 30 proprietary designs including all license and patent rights in such products and any new products designed during the term of his employment agreement. During 2000 Arete Outdoors generated cash of $644,000 through the sale of Arete's common stock in open market transactions.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

1. Summary of significant accounting policies (continued)

   Also, the Company plans to provide new venture management services to assist in the formation of a new company, funding, and product development process concerning several unique applications of a patented neural-networking, intelligent agent software engine in conjunction with Applied Behavior Systems, LLC, an unaffiliated company. The Company has an agreement to provide basic business services, plus management services in exchange for fees and an equity interest in this proposed new application development company. Through the current quarter, the Company has advanced $82,200 as a bridge loan to finance operations and has accrued $58,000 in management and service fees.

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

   During the nine months ended September 30, 2000, the Company paid salaries of $15,548 for services performed by certain individuals on Aggression Sports behalf. The investment in Aggression Sports has been reduced by the Company's 31% share of Aggression Sports' loss for the nine months ended September 30, 2000 exclusive of the gain on the sale of Arete common stock.

   During the nine months ended September 30, 2000, Aggression Sports sold 17,456,500 shares of Arete for gross proceeds of $644,120. Arete's 31% interest in the proceeds of $199,677 has been recorded as additional paid-in capital.

3. Delinquent amounts payable

   As of September 30, 2000, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors remaining from its confirmed Chapter 11 Plan of Reorganization approved by the Court in October of 1996. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

4. Stockholders' equity

   During the nine months ended September 30, 2000, (1) an officer and a former officer of the Company converted their Class A preferred stock into 2,600,000 shares of the Company's common stock, (2) the Company issued 20,134,933 shares of common stock for services valued at $225,863 ($0.011 per share),
   (3) the Company issued 8,750,000 shares of common stock in exchange for a $25,000 certificate of deposit, accrued interest and for guarantying a note payable of the Company and (4) the Company issued 6,000,000 shares of common stock upon the exercise of stock options at $.011 per share.

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

5. Income taxes

   The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $2,170,000 which expire in years through 2020.

   As of September 30, 2000 and December 31, 1999, total deferred tax assets, liabilities and valuation allowances are as follows:

                                                       2000         1999
                                                       ----         ----
    Deferred tax asset resulting from loss
      carryforward                                   $ 434,000    $ 352,000
    Valuation allowance                               (434,000)    (352,000)
                                                     ---------    ---------

      Net deferred tax asset                         $       -    $       -
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

   The Company's net operating losses are restricted as to the amount which may be utilized in any one year. The Company's net operating loss carryforwards expire as follows:

                December 31, 2015                             $  458,000
                       2016                                      224,000
                       2017                                      304,000
                       2018                                      614,000
                       2019                                      161,000
                       2020                                      409,000
                                                              ----------

                                                              $2,170,000
                                                              ==========

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

6. Commitments and contingencies

   Securities and Exchange Commission civil enforcement action:

   In August 1999, the Securities and exchange Commission instituted a civil enforcement action in the Federal District Court for the District of Colorado against the Company, its former officers and directors and the current CEO. The complaint alleges press releases issued in February of 1998 concerning a status of a business relationship between the Company and an unrelated third party company were misleading in violation of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. Additionally, the suit includes the Company's alleged failure to timely file the required periodic reports with the Commission under Section 15(d) of the Exchange Act and Rules 15b-1 and 15b-13. The action further alleges that two former officers of the Company aided and abetted the Company's violation of Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13. The SEC is seeking an injunction against the defendants. Company's counsel has determined it to be impractical to render an opinion as to the outcome of the pending action against the Company and the individuals involved.

   As authorized by the Company's corporate charter, the board of directors has agreed to indemnify, and advance fees and expenses to Mr. Raabe for his costs of defending the action. The case progress is at a stage wherein it is too early to predict the actual costs of the defense.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Summary

In the First Quarter of this year, we discontinued our print and direct mail operations and embarked on a completely new direction for the Company. During the Second Quarter, we acquired a professional senior management team and recast Arete Industries, Inc. as a New Venture Management Services. In the current Quarter, with the immediate focus of establishing the financial viability of the company, we are implementing our new strategic development plan for New Venture Management Services.

New Core Philosophy: New Venture Management Services In the long run, business firms derive competitive advantages from their unique bundles of assets such as location, brand names, distribution channels, patents and corporate cultures that contribute to their ability to create, produce, sell and deliver their goods and services to consumers. Firms will have a competitive advantage if their resources are distinctive or superior compared to other firms with whom they compete. The decisions that are made early in the life of a firm that weigh the relative value and development of these assets substantially determine that firm's chances of success or failure. The essence of Arete Industries' New Venture Management Services is that it has unique management and capital resources that it can offer to young, aspiring firms that other competitive firms in their position do not possess and cannot acquire. Our new financial opportunity lies in matching our management and capital resources to high-growth, leading-edge opportunities where the resources are economically relevant.


Our New Venture Management Services initiative has taken us into two new areas:

1)   Outdoor sporting goods equipment design, development and sales; and

2) Patented intelligent agent software that has unique applications for language learning, voice recognition, vision recognition and intelligent robotics.

We offer the following detailed information showing what we have accomplished thus far and the current status and processes implemented to achieve financial viability for Arete Industries, Inc.


I.   Outdoor Sporting Goods Equipment

The Business Opportunity of Arete Outdoors(TM). We believe there is a strong specialty outdoor and adventure sports market segment in the US, Canada and Europe with largely un-met or at best poorly-met needs. Our belief is demonstrated by a large and growing number of people who enjoy backcountry running, cross-country skiing, road biking, mountain cycling, camping, skiing, snowboarding, snowshoeing, trekking and hiking. The largest segment of this population, the now-aging Baby-Boomers, is always seeking better gear, tools, toys and apparel in order to continue to enjoy aggressive outdoor sports. They are also known to be open to new ways of enjoying their outdoor leisure time. The snowboard is probably one of the clearest examples of a buying population's willingness and desire to seek and use new equipment technologies to enjoy the great outdoors. Snowboarding, the last real revolution in the ski industry, was introduced about ten years ago, and has developed into the equipment of choice by people under 30 years old, and is now seen on virtually every ski resort slope in the US, Canada and Europe.

Arete Outdoors began patent protection and product development in January of 2000 and is now ready to launch the first two offerings in its innovative leading-edge line of outdoor products. These products reflect the objective of the company to offer users a truly exciting and unique outdoor experience. Both product groups represent major innovations in design and usability, and in the case of our RUSH(TM) Downhiller, we have literally created an entirely new outdoor sport.

SnowFangs(TM) We believe that SnowFangs (patent pending) are the first real innovation in snowshoe design in 10,000 years. SnowFangs innovation is a dual platform, which puts the shoe several inches below the snowshoe deck. This dual profile increases the ability to traverse steep slopes, high angle step kicking, and unparalleled secure terrain travel ranging from snow, to rock, to ice. The SnowFangsO is lightweight, inviting the winter outdoor enthusiast to use both traditional and non-traditional resort areas for use and fun.

PowderRUSH(TM) and DirtRUSH(TM). The RUSH is a downhill or gravity powered scooter built on a custom mountain-bike frame which has two articulated custom snowboards on it's PowderRUSH(TM) version and mountain bike wheels and knobby tires and a front suspension with front-end caliper or disk-type brakes. They are specially designed for easy on and off loading on chair lifts and have rugged suspensions to handle the most ardent enthusiasts while safely smoothing the ride over mogul or bump. Downhilling is an entirely new sport designed to attract new and old patrons back to the ski slopes.

Marketing and Sales The initial marketing opportunity we see with the RUSH is to sell to ski resorts for their winter and summer rental pools and then develop retail sales to the resort's patrons. The RUSH provides ski resorts a unique year-round revenue opportunity with its easy and inexpensive convertibility from one version to the other on the same frame configuration. Ski resorts across North America and Europe are experiencing a growth plateau in patronage for a number of reasons including the aging of the baby boom population and the growing costs and physical stress of alpine skiing. Resorts are seeking to increase and/or stabilize their revenues by attracting baby-boomer age families and new patrons as well as increasing their summer slope use. In order to sell the PowderRUSH to resorts in North America, it is first necessary to gain approval from ski area management. Beginning in early August of this year, we started contacting ski resorts across the US, Canada and Europe. We were very fortunate to gain initial acceptance with our first order of PowderRUSH's from Copper Mountain Resort. Copper Mountain, is owned by Intrawest Corp., one of the elite owners of destination ski and outdoor recreation resorts on an international scale and which owns Mammoth Mountain in California, Whistler/Blackcombe outside Vancouver, British Columbia and a number of other destination resorts. Located in the heart of the Colorado Rockies, our back yard, Copper Mountain has expressed a keen interest in our PowderRush as well as our other products and ideas that will attract new business to the resort. The first delivery of the PowderRush to Copper Mountain is scheduled for November, 2000.

In addition to selling to the ski resorts, Arete Outdoors has sought exposure for its new products in several internationally attended trade shows. In August of this year, representatives of the Company attended the nationally recognized Outdoor Retailer Trade show in Salt Lake City, Utah. We also introduced the DirtRUSH at the Interbike Expo, held in Las Vegas, Nevada this past September. The Interbike Expo is the principal North American venue for cycling enthusiasts' new product introduction. It was attended by over 3,000 retailer and rental shop owners, many of whom came by our booth and took literature and indicated their interest. At the Interbike Show, we introduced the DirtRUSH to bicycle retailers and rental shops that rent and sell mountain bicycles because the DirtRUSH is a superior substitute for mountain bikes on the trails and designated ski slopes during the summer. The low center of gravity on the DirtRUSH makes it safer compared to traditional bicycles while providing an enjoyable ride to the most ardent enthusiast.

Additionally, Arete Outdoor attended the Outdoor Sports Show in Friederichshafen, Germany. This European trade show attracts buyers from the European ski resorts, mountain shops and mass retailers. Arete Outdoors set up a sales and distribution center in Garmisch, Germany to be managed by Martin Bader of Bergsport International. Mr. Bader has been in the ski product sales industry for over five years and has been hired to develop and manage a team of European sales representatives. Europe is a much larger market than North America, which we believe will prove to be much more receptive to our current and future products. We were very fortunate to be able to execute a first year product launch in Europe at the same time we are launching in North America.

Manufacturing and Fulfillment. The SnowFangs are manufactured in the US and assembled by Arete Outdoors. The DirtRush and PowderRush are manufactured in Taiwan and shipped to the US for distribution by Arete Outdoors. The Taiwan manufacturer has been making bicycles for more than thirty years. Arete Outdoors, will ship and fill orders at its Berthoud, Colorado headquarters.

Future New Products from Arete Outdoors The PowerPole(TM) (patent pending) is the third new product developed for production by AreteOutdoors' design team. This breakthrough cross-country ski pole utilizes a spring lever arm to dramatically increase effective pole length and provide faster cross-country speeds compared to traditional poles. In July of this year, we filed for patent protection for our fourth new product, the Snap Organic Mountain Bike Pedal and Snap Road Bike Pedal. This device keeps the foot in place on the bicycle pedal using almost any type shoe and will not damage the shoe. Working similar to the conventional dot snap, the pedals are a major improvement in safety and usability by permitting easier attachment and quick release of the shoe from the pedal in a 360 degree arc when necessary.

Website Development. Part of our overall marketing strategy for current and future products and services is the use of a strong interactive web site. During the current quarter the AreteOutdoors.com interactive, community web site was created and put into operation. Consumers can visit the site and learn about our products, where and how to buy, read articles on people who have used our products, see other non-competitive products, and learn about adventure travel opportunities, etc. People can also put up articles and pictures on the community section of the web site. Arete Outdoors will endeavor to improve and upgrade the website as its resources allow, however, we are focusing our resources on direct corporate sales and developing a team of professional sales representatives to market through more traditional channels.

Adventure Travel Services Seeking to expand into related outdoor sports markets, we also stepped into the high-end adventure expedition niche of the travel market. In August, we retained the services of Marion Emmons. Ms. Emmons specializes in arranging and marketing adventure travel. Also known as "Adventure Girl", Ms Emmons has signed up as a booking agent arranging trips for approximately 15 different professional guiding services offering trips ranging from pack trips into the Sangre de Cristo Mountains in Colorado, Copper Canyon, Mexico, or lost Inca villages in Peru, to white water rafting and snowshoe trips across the globe exclusively for Arete Outdoors. This move is a natural expansion of services for Arete Outdoors to new outdoor experiences created from its new products.

Financial Progress of the Outdoor Equipment and Services. Arete Outdoors has developed, designed, manufactured and is now in the marketing phase of generating sales with the introduction of its first group of new products. At this time, we have taken our first sales order for the PowderRush product. This first sale is the Colorado ski resort of Copper Mountain. We have also made our first entree at several national and international outdoor enthusiast product trade shows to start exposing our products, the DirtRush, PowderRush and SnowFangs to the specialty outdoor retail, rental and ski resort industry. While we are encouraged by the response in interest to these new products, we are only now commencing to generate sales. In the meantime, we have incurred research and development, production and other costs associated with the four products, plus website development expenses, which for the time being (2000-2001 ski season) will exceed the sales revenues generated from our marketing and sales efforts. It is our goal in the 2001-2002-ski season to have a dramatic increase in sales when we will have in place many more ski resorts and equipment rental and retail stores selling and renting products to the outdoor sports consumers.

Ownership In the Third Quarter of 2000, there has been no change in the ownership of Arete Outdoors. Arete Outdoors was originally formed in May of 1998 as Aggression Sport, Inc. by the Company and Boulder Sport, Inc., which is owned by Tom Raabe, Chairman and CEO of Arete Industries. Since inception, Arete Industries has owned 44% of Aggression. In 1999, it began operating under the dba of Arete Outdoors. In December of 1999, Arete Outdoors exchanged with Mike Lowe his participation, and present and future product designs for 30% ownership with an option to purchase an additional 6%, which vests on certain performance milestones, which Arete Outdoors has not met to date.

The current financial statements contained herein treat subsidiary Aggression Sports, Inc. (d/b/a Arete Outdoors) on a non-consolidated basis, i.e. as an investment.


II.   Patented Intelligent Agent Software

June 2, 2000 Engagement Agreement. In line with the prior quarter reports announcing the new strategic direction of Arete Industries, Inc., an agreement was entered into with Applied Behavioral Systems, LLC to form Verbal TechLabs, Inc. ("VTL"), on June 2, 2000. In that agreement, the parties agreed to pay Arete. $16,000 per month to provide its New Venture Management Services, which include accounting and management services and include office facilities with common computer and telephone network services. In addition, we would receive a 14.3% equity ownership interest, which after taking into account the proposed first round of $3 million investment, will be diluted to approximately 10%.

Language Learning Software VTL has developed a software program that enhances the education and language training skills of children with developmental learning disabilities. (Downs Syndrome, mental retardation, autism and other learning disabilities.) VTL's software is unique in that it adapts to the particular language learning skills of the student. It works by measuring the accuracy of the student's verbal expressions against the intended response and automatically cues the student according to his or her progress. It also distinguishes itself from other competitive software programs because it is the only program that teaches people how to speak (expressive language) rather than just listen (receptive language). The increase in the participating children's vocabulary and in their ability to express themselves will translate into market leadership because parents and teachers will see tangible results by using the program. Two issued patents protect the teaching software and others are pending.

Interactive Teacher Demo In mid-September, VTL completed a working prototype of its "interactive teacher" software program. The working prototype successfully demonstrated the ability to integrate the intelligent agent and the voice recognition software into an effective method of teaching language.

Potential New Development Direction The speed with which it was created by the VTL design team and quality of the voice recognition features of the interactive teacher prompted us to explore other applications beyond education and language. As a result, we discovered it is highly likely that entirely new realms of industries like speech interpretation and intelligent robotics applications could be suitable for this software. We will remain focused on continuing to complete program function for language and education. However, if the early research is correct, development of these applications could potentially significantly expand our ability to create significant value for our shareholders. For example, our ability to identify the words spoken from an independent speaker without training the device is as good or better than the technology that launched two recent IPOs, Nuance Communications, Inc. (NUAN) and SpeechWorks International (SPWX) that are trading approximately 100 times estimated 2000 sales. As a result, Arete Industries is working closely with the principals of the company to determine the best direction of the company given this new information.


III.     Other Opportunities

We believe that there is no shortage of business opportunities that would benefit from our management and capital resources and would be willing to engage Arete to accelerate them through their development stages of making and selling a product, building their capital structure and developing a management team. We will focus on companies with exciting leading-edge products or services, a proven market and the ability to make a product that the market is willing to accept. We emphasize the integrity and experience of a new company's management team or the human element because we believe that relationships are 90 % of the formula for success. Finally, we focus on whether the prospective company can be grown significantly with our help to a point where we can have an exit strategy in which we realize a significant capital gain. In this way, we believe that Arete Industries, Inc. can become an investment vehicle in which investors can participate in opportunities with potentials that are customarily only available to angel investors and venture capitalists.

The current financial statements contained herein treat subsidiary Agression Sports, Inc. (d/b/a Arete Outdoors) on a non-consolidated basis, i.e. as an investment.


Financial Condition
-------------------
The Company had a working capital deficit as of September 30, 2000, of $680,978. This compares to a working capital deficit of $455,148 at December 31, 1999. Losses were partially funded with accrued salaries and shares issued for services. During the 3-month period ended September 30, 2000, the Company issued 13,007,048 shares of common stock for services.


Results of Operations
---------------------

The Company's financial performance has been stabilized by the termination of its co-op coupon business, and the execution of the New Venture Management Services strategy has not yet developed into significant financial results.

The Company's operating revenues of $108,000 was management fees charged for its New Venture Management Services for the three months ended. The nine month total is $138,000 for New Venture Management Services.

For the quarter ended September 30, 2000, the Company incurred $346,143 in operating expenses. For the nine month period of this year total operating expenses are $627,857. The Company's future expectation is that these expenses will remain relatively stable, but may increase over time relative to growth in revenues from its management services.


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

The Company had stockholder's deficit in excess of assets at September 30, 2000 of $530,529. This is compared to stockholder's deficit in excess of assets at December 31, 1999 of $412,492. The stockholder's deficit increased due to the Company's operating at a loss.

Management believes that with a successful track record of its New Venture Management Services strategy, it will become an attractive investment for new equity investors, but the Company has yet to qualify for conventional bank or venture capital financing. Additional debt and/or infusions of equity capital are necessary to finance working capital for the Company's new business incubation initiatives and to build its banking and operational infrastructure. Management is resolved to continue to support the Company and its incubator partners as long as it is able to generate positive cash flow to finance growth and retire debt within the near term, of which there is no assurance. Due to the current financial condition of the Company and the volatility in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with bank debt on favorable terms in the near future. Never-the-less, due to such conditions, the Company may be required to issue further common stock to pay executives, consultants and other employees which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term.

At September 30, 2000, the Company had no material commitments for capital expenditures.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Period ended September 30, 2000, there were no material legal proceedings initiated by or against the Company or any ofitsw officers, directors or subisdiates.


Item 2. Changes in Securities

(a) Changes in Instruments Defining Rights of Security Holders. Previously reported.

(b)  Not Applicable

(c) Item 701 Reg. SB. - The following were the unregistered shares of common stock sold by the registrant during the period covered by this report.

       None


Item 3. Defaults Upon Senior Securities.

       None.


Item 5. Other Information.

       None.


Item 6. Exhibits and Reports on Form 8-K

The following exhibits are attached:

         Exhibit No.               Description
        -----------          -----------------------
          27                 Financial Data Schedule

There were no Reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARETE INDUSTRIES, INC.


Date: September 30, 2000              By:  /s/  Thomas Y. Gorman, CFO
                                      -------------------------------
                                      Thomas Y. Gorman, CFO
                                      Principal Financial and Accounting Officer