Form 10QSB/A
period 2000-09-30
ARETE INDUSTRIES INC
filed 2000-11-15
CIK 820901

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


For the transition period from ___________________ to _______________________


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

                                TABLE OF CONTENTS

                                                                        Page No.

Consolidated Financial Statements:

   Consolidated Balance Sheet at September 30, 2000 and December 31, 1999
   (unaudited)                                                              2

   Consolidated Statements of Operations for the Three Months Ended
   September 30, 2000 and 1999 (unaudited)                                  3

   Consolidated Statements of Operations for the Nine Months Ended
   September 30, 2000 and 1999 (unaudited)                                  4

   Consolidated Statement of Stockholders' Deficit for the Nine Months
   Ended  September 30, 2000 (unaudited)                                    5

   Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2000 and 1999                                              6-7

   Notes to Unaudited Consolidated Financial Statements at September 30,
   2000                                                                     8-11

   Management's  Discussion and Analysis of Financial Condition
   and Results of Operations                                               12-14

Financial Condition                                                           17

Signatures                                                                    19

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