Form 10KSB
period 2000-12-31
ARETE INDUSTRIES INC
filed 2001-04-10
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000 Commission file No. 33-16820-D

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.


                             ARETE INDUSTRIES, INC.
          -------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Colorado                                               84-1508638
-------------------------------                           ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


2955 Valmont Road, Suite 310, Boulder, Colorado                      80301
------------------------------------------------                  ----------
   (Address of Principal Executive Offices)                       (Zip Code)


                                 (303) 247-1313
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:   None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s), and, 2) has been subject to such filing requirements for the past 90 days.
                                      YES [ X ]   NO  [  ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB, [ X ].

State Issuer's revenues for the most recent fiscal year:  $ 108,943

On March 22, 2001, the Registrant had 378,723,555 shares of common voting stock held by non-affiliates. The aggregate market value of shares of common stock held by non-affiliates was $2,651,128 on this date. This valuation is based upon the average low bid price for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Associational of Securities Dealers, Inc., ("NASD").


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS
                -------------------------------------------------

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                YES  [ X ]  NO [    ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
                  ---------------------------------------------

On March 22, 2001, the issuer had 415,622,922 shares of no par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule
424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None

Transitional Small Business Disclosure Format:  Yes [  ]    No [  X ]

                                     PART I

Item 1- Description of Business

Forward Looking Statements

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations of financial position, made in this Annual Report on Form 10-KSB are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future profitability of our business, gross margin, improvement in operating loss and sales, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the accessibility to additional capital, the rate of growth and consumer acceptance of the Internet and online commerce, the amount that the Company invests in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, and risks of fulfillment throughout and productivity. These risks and uncertainties, as well as other risks and uncertainties, could cause the Company's actual results to differ significantly from management's expectations.

General Development of the Business

Arete Industries, Inc., (the "Company") was organized under the laws of the State of Colorado on July 21, 1987, under the name "Travis Investments, Inc." In late 1987 the company completed a blank check public offering and merged with a company named Vallarta, Inc., and its subsidiary Le Mail, Inc., whereafter the name was changed to Travis Industries, Inc. On September 1, 1998, the shareholders approved the name change of the Company to Arete Industries, Inc.

From inception until early March 2000, the Company was conducting the business of cooperative direct mail coupon advertising. This business included a nationally franchised sales force and an in-house printing and mailing facility. Between the years 1995 to approximately May 1, 1998, the Company's former management sought the acquisition of an entirely new business while maintaining the coupon printing business. In May 1998, a change in control was implemented and its then officers and directors resigned and were replaced by the current Chairman and CEO, and the former CFO and Director, (who subsequently resigned in May of 2000). At that time a new subsidiary corporation, Aggression Sports, Inc. was formed to develop business opportunities in the outdoor sports industry. The company also formed a wholly owned subsidiary, Global Direct Marketing Services, Inc. to operate the printing and direct mail advertising business and transferred all operating assets, liabilities and its Council Bluffs operations into that corporation.

From May 1998 until March 2000, management undertook several programs to turn the printing and direct mail operations around. The first program was to improve or maximize profitability of the existing operations, which, due to the poor condition of the operating equipment, a disadvantageous lease and inadequate skills of local management, ultimately was determined impossible. The second step was to preserve the existing franchise network and outsource printing and direct mail fulfillment for the network. The Company entered into a joint venture agreement with a printing and logistics business in Denver, Colorado, which undertook to provide these services on the Company's behalf. The Company's joint venture partner was unable to perform the services in a timely and cost effective manner and alienated most of the franchisees. The final program was to change fulfillment services directly to a third party coupon direct mail printing house and retain coupon franchise developers to rebuild the franchise network. The Company engaged in negotiations to sell an interest in the business to two individuals who specialized in selling coupon direct mail franchises and who had a direct connection to one of the most efficient coupon and print and direct mail operations in the country. In the spring of 2000, when these individuals could not agree between themselves about the relationship with the Company, these negotiations were terminated and the business was permanently discontinued.

In 2000, a new course was plotted toward cultivating business start-ups, away from its roots in coop coupon printing. On May 2, 2000 new management joined the company. Joining Thomas P. Raabe, the CEO/Chairman were Thomas Y. Gorman, Jr., as Secretary-Treasurer and director. Mr. Gorman joined the Company as a board member in September of 1998, and joined the management team as CFO in May of 2000 with Lawrence P. Mortimer and Michael H. Parsons. Mr. Gorman brings to the Company strong financial experience in corporate operations. Mr. Lawrence P. Mortimer, Vice President of Sales and Marketing, brings his 25 years national sales experience to guide the Company's marketing efforts in the development and introduction of new products. Mr. Michael H. Parsons, Chief Technology Officer, brings with him 15 years experience in developing technology and assembling manufacturing operations worldwide. Management believes that the Company is situated to offer quality young companies a strategic advantage in raising capital and receiving professional management assistance at a time when it is both most critical for their success and the most difficult for them to accomplish, given their limited revenue and operating history.

In the last half of 2000, the new management team rapidly transformed the Company with investments in, and management services contributed to, several promising companies and projects. The next step in Arete Industries' development is to begin a program that management has coined as the `Dividend Program'. The Dividend Program is intended to provide an attractive investment vehicle for professional investors to invest in the Company's current development projects and in future portfolio companies the Company is seeking to acquire. The

Dividend Program is also intended to distribute direct ownership to the shareholders in the Company's future mergers, acquisitions and investments. Management believes that the Program will also attract promising new acquisition opportunities by offering the entrepreneurs and investors a near-term path to liquidity in the public markets through a registered public spin-off and/or rights offering to Arete's shareholders.

Not all young companies can pursue a path of a series of venture capital investments to an initial public offering ("IPO"). However, many are potentially viable stocks in the public equity markets. In addition to distributing an equity interest in the Company's direct investments to the shareholders, Arete Industries is seeking to acquire interests in high quality growth companies and to pursue potential roll-up strategies with two or more companies in growth markets. Generally, a spin off is initiated with a reverse merger of the target company into a newly formed subsidiary of Arete. Arete's Dividend Program is an alternative to an IPO because once the shares in Arete's subsidiary are registered, the shares held by Arete in the subsidiary that are distributed as a dividend to Arete's shareholders become free trading. Because Arete's securities are widely held in the public market and generally have a high average daily trading volume, it is anticipated that these spin-off companies will have a broad public market already in place as soon as the dividend is distributed to the shareholders and the shares in the spin-off company become eligible to be traded on one of the available markets.

For an investor/shareholder to participate in the Dividend Program, they must hold Arete common stock on the record date of the dividend and will receive a pro-rata amount of the total stock dividend. If shareholders sell Arete common shares before the record date, or purchase Arete shares after the record date, they will not be entitled to receive the dividend. In the event that the Company completes a dividend distribution of subsidiary stock, there may be tax consequences to the recipient. Also, there may be statutory limitations or prohibitions, or financial limitations to the distribution by the Company of a stock dividend in a specific state or under specific circumstances. There are numerous possible structures of the public spin-off of a future Arete subsidiary and presently unknown potential risk factors including tax and financial accounting impacts, possible contractual and preferential rights granted to direct investors and the principals and employees of the spin-off company, which cannot be disclosed or foreseen at this time until a concrete situation arises.

To accomplish the Dividend Program, the management team is going to be expanded. For the past several months, Mr. Gorman has been performing numerous duties including those of Corporate director of Arete, acting as the Company's corporate secretary and treasurer, as both the Chief Operating and Financial Officer, as Arete's lead partner for delivery of New Venture Management Services for ABS, driving the pre-formation operations of Seventh Generation Technologies. ("7GT"), an Arete investment; and driving the set up and initiation of the Big Sis project, a spin-off of 7GT. With the growing emphasis on the Dividend Program to expand the Company's portfolio of business development opportunities and the operational requirements attendant to such expansion, the Company is going to hire a new CFO/VP of Corporate Finance. The executive search has just started but we expect to be able to find a new member of the team that will relieve Mr. Gorman of some of his duties and bring in an individual with a strong background in investment banking to lead the Company's corporate finance operations including the new Dividend Program.

The Company currently has authorized 500,000,000 shares of no par value common stock. The Company adopted a December 31 year-end for tax and accounting purposes as of December 31, 1998. Prior to 1998, the Company had two classes of Preferred Stock all of which has since been retired and the classes cancelled in total. By Board resolution dated October 1998 and an amendment to the Articles of Incorporation filed on April 22, 1999, a new Class of Preferred Stock, entitled Class A Cumulative Convertible Preferred Stock (the "Class A Preferred") was authorized. Under this designation, the Company currently has authorized 100,000 shares and as of April 4, 2001 none was outstanding. Each share of Class A Preferred carries a redemption price and liquation preference of $10 and pays cumulative dividends on a quarterly basis at the prime rate posted in the Wall Street Journal on the last day of any fiscal quarter in question. The Class A Preferred also is convertible into shares of common stock based on face value divided by an amount equal to 110% of the average weekly closing bid price for a common share on the OTC Bulletin Board (or the NADAQ Small Cap Bulletin Board, if applicable) on the date of issuance. As of the date of this report, no shares or options to acquire shares of the Class A Preferred are outstanding and the board has directed a filing to amend the Certificate of Designation during the second quarter of fiscal 2001 modifying certain terms, including determination of the common stock conversion price and voting rights on the Company's failure to pay dividends or to redeem the shares. The Class A Preferred was and continues to be intended as a class of preferred shares to be issued to employees in lieu of salary during the development stage of the Company.

Narrative Description of Business of the Company

Arete has made investments in Aggression Sports, Inc., (d/b/a/ Arete Outdoors(TM)) and Applied Behavior Systems, LLC ("ABS"), which upon closing of certain agreements and transactions described more fully herein, is to become known as Seventh Generation Technologies ("7GT"); and the in-house business development project that management has named Michelangelo, which is being led by Larry Mortimer.

Arete Outdoors

Aggression Sports, Inc. was created on April 30, 1998 in a share exchange of 30 million shares of Arete common stock for a 44% equity interest in Arete Outdoors. At the time the balance of ownership was held by an affiliate of the current CEO and the former CFO. This new company is built upon the unique design concepts of Michael Lowe. In November 1999, Mike Lowe contributed his designs for 30% of Arete Outdoors (which diluted Arete Industries' interest to 31%) and he then became its President. (See: Certain Relationships and Related Transactions).

In 2000, Arete Outdoors was successful in developing two products (the Powder Rush Downhiller(TM) and the SnowFangs(TM) snowshoe), and built a company web site and an adventure travel web site. The custom ski-boards used on the Powder Rush Downhiller (winter) are made by A-Sport Manufacturing in Washington State, and Asahi Corporation in Taiwan makes the frames. The Rush Downhiller was introduced to our first ski resort client, Copper Mountain Ski Resort, Colorado in December 2000. Copper Mountain is part of Intrawest Corp., a leading developer and operator of ski resorts in the US and Canada, as well as affiliated resort properties in Europe.

In the third and fourth quarters of 2000, Arete Outdoors attended and exhibited at several of the leading trade shows in the US and Europe, including the Interbike expo in Las Vegas. Interbike was attended by 3,224 retailers and is the largest and most prestigious bicycle trade show in North America. The Company demonstrated its powder (winter) and dirt (summer) Rush Downhiller. Attendees included retailers and resort equipment buyers from the US and Canada. Efforts to introduce the products to the European market were commenced in mid October 2000, with an arrangement with a ski product sales representative located in Germany. To further increase market exposure of the SnowFangs Snowshoe, Arete Outdoors co-sponsored the January 2001, Ouray Ice Festival held in Ouray, Colorado. This festival, directed by Jeff Lowe (brother of Michael
Lowe) of Cloudwalker, LLC., an unaffiliated company which manufactures and sells high-end technical alpine gear and sportswear, exposed the SnowFangs to attendees who are world-class ice climbing and snow trekkers.

In the fall months of 2000, initial interest in the products was very encouraging. However, due to design and production delays, the new products were not launched until December 2000 after the 2000-2001 season began. Without the benefit of pre-season demos, the sales effort was not able to create any momentum, nor completely recover from the late start. In addition, the ski areas' desire to introduce a new product to its customers was less than our initial interviews, presentations and input from seasoned industry professionals indicated. Copper Mountain Ski Resort was the exception. However, even getting started at Copper was harder than even its top management expected. Delivered in December 2000, the Powder Rush was first available to be rented to the public in February 2001. Shortly thereafter, Arete Outdoors supplemented the product introduction with a complete on-site promotional program designed, developed and managed by Michael Parsons that was staffed by Arete Outdoors' and Arete Industries' employees. It included a tent display at the base of the mountain, a Kiosk display at Copper's Mountain Adventure Center, a promotional video, an instructional video, posters and flyers. One of the purposes of the program was to study, quantify and document the perceived value of the Rush Downhiller from the perspective of the end user. Company employees collected surveys from the skiers and snowboarders who tried the Rush and the reaction was very positive and encouraging. The results of the Company's user surveys included 90% of respondents rating the Rush as "Fun to Ride" and 75% saying they would rent the Rush on future visits. 77% of respondents rated the Rush as "Easy to Learn" and 68% rated the Rush as "Easy to Ride," which are important measures from a resort's perspective.

Regarding the sales of the SnowFangs snowshoes, the relationship with Cloudwalker did not yield the expected results. The sales and marketing leadership was changed in mid-season with the addition of Mr. Kim Huffman, a seasoned wintersports products sales and marketing professional as Arete Outdoors Product Manager and Executive VP of Sales and Marketing.

At this point, in the waning days of the 2000-2001 ski season, operations and overhead have been scaled back to a very low number. The Berthoud, Colorado R&D and production facility of Arete Outdoors has been closed. The staff has been reduced from 8 to 3, one of which includes Marion Emmons who is 100% devoted to the adventure travel web site. Plans are being made to use the remaining Rush's in inventory to develop a summer program that will focus on the sales of the Dirt Rush and quantify the response of the ski area and end users to the new product.

Arete Outdoors has decided to break the operations into three business units.

Arete Outdoors (Specialty  Distribution)
----------------------------------------
With the introduction of Mr. Huffman, Arete Outdoors is shifting its focus to fully leverage the experience of its management team. The new focus will be the distribution of high-end specialty alpine and ski equipment and accessories (Helmet, poles, gloves, glasses, etc.) on an exclusive basis sourced from reputable overseas manufacturers. The product line will also include the SnowFangs snowshoe. These product lines are currently being developed and relationships established with a view toward the Winter 2001-2002 selling season beginning in August 2001.

Rush Downhiller(TM) (Specialty  Manufacturing)
----------------------------------------------
The new product introduction of the Rush and the SnowFangs snowshoe demonstrated different types of sales channels required to successfully market them and the need to develop a separate distribution channel for the Rush from that of the SnowFangs. With the Rush, Arete Outdoors has focused on the ski areas and the end users. The program developed at Copper Mountain will be developed into a marketing template to leverage the Rush experience into a compelling attraction for ski resorts. The summer program will be used as a stepping-stone for the winter program because it is much easier to get resort permission to use the Dirt Rush on the slopes of mountain resorts in the summer (because mountain bikes are already allowed). In the 2000-2001 ski season, two of the largest ski industry participants, K2 and Salomon introduced similar products to the Powder Rush. This is a strong indication that Arete Outdoors is pointed in the right direction with the product. Arete Outdoors' current strategy with the Rush is to cut costs to virtually nothing, move from an industry pioneer to a near-term follower, be patient while the established participants spend the time and money required to get the ski resorts to adopt this new product line on its slopes, and build a sales team focused exclusively on the Rush program.

Adventure Travel (Internet Service)
----------------------------------------
This is a pure Internet business opportunity. It's focus is in the exotic adventure segment of the travel industry. In the long run, management of Arete Outdoors believes that it can establish a niche. It has a very low overhead, and the potential for good cash flow. It has also evolved into a separate business from Arete Outdoors. Marion Emmons is its sole employee. Arete Industries employees perform maintenance of the web site.

Applied Behaivor Systems, LLC. ("ABS")/Seventh Generation Technologies ("7GT")

In June 2000,  the Company  entered  into an  agreement  with  Applied  Behavior
Systems, LLC. ("ABS") to provide ABS new venture management services and facilities as well as a bridge capital loan to a larger financing. This agreement provided for payment to Arete of fees for management services and facilities, an equity interest in the company and for repayment of cash and other loans to ABS by Arete. In November 2000 Arete, ABS and Mr. William Hutchinson, developer of ABS's software and patent owner, entered into a pre-incorporation agreement to form a company which will be known as Seventh Generation Technologies, Inc. ("7GT") to be owned by Arete, ABS and Hutchinson in amounts which are still being finalized. The formation of this company has been delayed primarily due to tax and accounting issues among the ABS owners and Hutchinson that have to be addressed in the structure of the transaction. The intent of the parties is to jointly pursue development of specific applications of the technology through 7GT as the operating entity or through separate corporations spun out of 7GT. The following narrative describes each initiative currently being pursued by the Company with the parties to the pre-incorporation agreement with 7GT, as if the corporate entity already exists.

7GT is led by a committed management team of two, Bill Hutchison and Ken Stephens, who are key to the technology, are the core of the management team and will hold two board positions on 7GT. Most recent financial support is provided by Arete through accrued management fees, advances and loans to ABS, which, under the original June 2000 agreement, Arete holds a 17% equity position in ABS. Once formed, Thomas Gorman, COO/CFO of Arete will serve as director and chairman of the board of 7GT. The parties are currently negotiating to convert Arete's total cash advances, accruals and loans into additional equity in 7GT, which could result in Arete owning approximately an aggregate one-third of 7GT directly and through its equity position in ABS. (See: Management's Discussion and Analysis and Note 2 - Financial Statements.)

Background and Development of 7GT
---------------------------------

Robots are being developed throughout the world to eliminate the drudgery of human tasks -- tasks that are highly repetitive, involve heavy lifting, or are dangerous. Even now, robots are being developed to mow the lawn and do housework, although interaction with humans will still be limited. 7GT intends to capitalize on the growth of the robot market by developing an operating system for robots that will enable a robot to control its own behavior, be programmed by voice commands and to adapt to its tasks and experiences.

The core technology is designed to allow robots to understand verbal commands and react to them. The combination of neural networks and genetic algorithms in 7GT's behavioral system enables computers to learn and adapt. This will lead to more efficient engineering of robots. In addition, the system is capable of processing multiple stimuli including voice, vision and touch. The technology is patented with two patents issued and two additional ones pending.

In 1992, Drs. Hutchison and Stephens published a paper on the "seventh generation" of computing, envisioning intelligent agents that would learn, as opposed to be programmed, to interact with humans through natural language. Dr. Hutchison conducted early research demonstrating that a sophisticated neural network could learn elementary verbal relationships. Drs. Hutchison and Stephens have presented their results and demonstrations at professional conferences, such as the annual meeting of the Association of Behavior Analysis.

Dr. Hutchison and Dr. Stephens previously founded BehavHeuristics, Inc. ("BHI"). BHI commercialized the technology for airline yield management by developing an enterprise-based software, which optimized the allocation of airline seats. The software was trained, using historical reservation data, to accurately forecast demand and no-shows on several airlines' flights. It was successfully fielded at Nationair Canada, Dan-Air, Mark Air, East-West Airlines of Australia and USAir. The system created for USAir was a finalist in the Smithsonian Computerworld Awards competition for innovative software, and by USAir's own estimate, it generated $140 million in additional revenue during the first year of service. Dr. Hutchison left the company in 1994 to continue his long-term research on intelligent agents and language learning. Dr. Stephens continued as CEO of BHI until 1996, and then formed Operant WebSites, a consultancy to provide web-related support to behavioral businesses and organizations. In 1999, Hutchison and Stephens reunited to form Applied Behavior Systems, LLC. ("ABS"). Since June 2000, Hutchison and Stephens have been working with Arete Industries, Inc.

The present strategy is to divide the technology developments into business units to better focus on applications for customers.

Seventh Generation Technologies (High Tech)
-------------------------------------------
7GT is developing an operating system for robots that is designed to enable a robot to control its own behavior, be programmed by voice commands and to adapt to its tasks and experiences. 7GT has released a prototype of the new software and is working on several joint ventures with potential customers to develop applications.

Recently, 7GT signed an agreement with PAC-Flex, a robot systems integrator and a certified partner of Asea Brown Boveri ("ABB"), a Swedish and Swiss conglomerate that operates power transmission and distribution, oil and gas production, construction, automation companies and is one of the world's largest manufacturers of specific purpose and general purpose industrial robots. PAC-Flex is working with a wide range of customers providing robot and automations solutions to their material handling and processing problems. The purpose of the agreement is to develop flexible, adaptive and reliable robot solutions to compelling industrial staffing problems for specific customers in areas such as meat cutting and warehouse handling.

7GT is also developing a strategic alliance with Acroname, a consumer robot manufacturer. Acroname is best known for its small toy-like robot, which is operated by a Palm PDA. Acroname has developed a custom mobile platform for 7GT that uses a laptop computer, which 7GT used to display its software at a recent Robotic Expo in Boulder, Colorado sponsored by Acroname. The software can be trained to comprehend spoken language, in the sense that it can recognize and name objects in its vision, and can listen to spoken instructions and rules and learn what to do when it encounters certain situations. The Company believes that 7GT's approach will dramatically decrease the amount of time currently required to program an industrial robot for a new or changing task. Like the human brain, 7GT's software integrates robotic sensors with manipulators and effectors that allow it to operate on the outside world with maximum flexibility and the ability to rapidly learn.

The first pilot demonstration was on March 3, 2001 at the Robot Expo in Boulder, Colorado. The release of the Beta Version is scheduled for June 21, 2001 (for trial and development purposes only) and the first commercial release is scheduled for June 2002.

Big Sis  (Telecommunications).
------------------------------
Arete and 7GT intend to pursue this business in its own corporate entity, which will be wholly owned by 7GT. Big Sis is a project dedicated to developing software and Internet subsystems that would enable consumers to transparently benefit from their trained voice models, which are made by the Big Sis application to be universally available to operate interactive voice recognition ("IVR") and wireless Web applications. Big Sis enables speech-to-text through a cellular telephone, allowing dictation through virtually any wireless device. It is being developed as an add-on to existing voice recognition applications to increase accuracy and expand available vocabularies.

There  are two  limitations  to the  current  state  of voice  recognition:  low accuracy and small vocabularies. The Company believes that the Big Sis application will solve these two problems in a way not matched by the existing technology. Instead of improving speaker independent voice recognition technology along its present development curve, management believes that Big Sis has been able to advance to a significantly higher level of accuracy and to the larger vocabulary that only speaker dependent voice recognition technology can provide.

In the US, as computers and communication devices converge, get smaller and lose their keyboards, the ability to accurately interface with applications using one's voice is designed to be a major benefit of Big Sis. The Company believes that Big Sis will also be a benefit in Asian countries where the use of a keyboard is limited. In addition, Big Sis might some day lead to instantaneous translation of speech-to-text emails.

Big Sis has a patent application ready to be filed, it has created a demo of the software, it has established target customers for a sales automation application and is in the process of contracting with a recognized participant in the voice recognition industry to have a pilot and initial deployment developed.

SpeechTeach (Language Teaching)
------------------------------

SpeechTeach is a language learning software program being developed by ABS, which project will be continued under the aegis of 7GT, which adapts to the skills of the student. It works by measuring the accuracy of the student's verbal expressions against the intended response and automatically cues the student according to his or her progress.

An animated visual prompt is presented with the word and is repeated until the program recognizes the student has mastered the word. The teaching method is especially effective with people with learning disabilities, which is why SpeechTeach is focused on them for its first application. There is an immediate and growing need for software to service this market because of a lack of qualified speech and language professionals. In the US alone, there are over 6.8 million children and adults with developmental and language delays (includes Downs Syndrome, mental retardation, autism and other learning disabilities). An ancillary application of the software is to create instructional media, which will also be used to train concepts and verbal behavior to robots.

SpeechTeach is currently in Beta test with 30 families across the US. The performance statistics from the children and adults who have used it and the survey results of the speech and language professionals strongly indicate the product is effective. The interviews also indicate parents or teachers would pay $20 to $30 per month and up to $300 to $400 per year for the software program as it is updated with more words. Because they share the core technology, 7GT is planning to develop SpeechTeach with the robotic software.

Michelangelo (Retail Media Development Project - Arete Industries in-house Project)

Michelangelo is an in-house business development project created and driven by Arete's VP of Sales and Marketing, Lawrence Mortimer. Mr. Mortimer is highly regarded as a top sales and marketing executive in the retail media segment of the media industry. He has held three Fortune 500 Senior Sales and Marketing Management positions, and has specific expertise in in-store retail media sales. (See: Item 9 - Directors, Executive Officers, Promoters and Control Persons) Mr. Mortimer has developed the project to the point of presentation to potential customers and is working closely with several national retailers.

Michelangelo is focused on selling and placing media advertising, especially Digital Addressable Media ("DMA"), for full motion video and other interactive displays located in retail environments. It is specifically not a technology initiative, but is at the cutting edge of retail advertising, in other words, in-store direct advertising facilitated by wireless and Internet based technologies. It is a marketing and sales opportunity that will tie together and coordinate for the retailer the different technology partners operating in the store and serve as the centralized sales and distribution source of the advertising content and direct consumer action feedback that advertisers desire.

The Mission Statement of Michelangelo is: (i) maximizing the customer transaction is the ultimate formula for retail financial success, (ii)
electronic Point of Sale dedicating its technology, marketing and sales expertise to continually support retailers to meet this challenge, (iii) creating advertising opportunities, promotional opportunities and operational efficiency is achieved through the use of internet technologies throughout the store, and (iv) use the internet to make the retail store a media and information vehicle of importance to their individual customers. This creation of advertising, information channels and networks will build revenue for the retailer. Equally, it will make the shopping trip more efficient, more informative, more enjoyable and more personal for the customer.

Intellectual Property

There is no intellectual property of Arete Industries for its current business focus other than the intellectual property and trademarks developed in its subsidiaries and investments. The Company owns certain US registered trademarks associated primarily with its discontinued print and direct mail operations, which, pending other decisions, it intends to maintain in full force and effect. The Company's franchise network remains in place although the Company believes all outstanding franchises are inactive, therefore the Company can terminate the agreements at any time.

Seasonality of Business

There is little to no seasonality for Arete Industries in its current business focus. The primary external economic factor is the business cycle, which is not seasonal.

Competition

Investment banking and the incubator industries are highly competitive and Arete Industries will have a number of competitors as it searches for high quality investments, acquisition candidates and sources of capital. Sizes of competitors ranges from public shell corporations to large, well capitalized international corporations, with substantial operating histories. Arete Industries will address the competition by targeting a segment of the overall investment industry and establish a small profitable niche it can expand over time.

Cost of Compliance with Environmental Laws

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

Employees

Arete Industries has eight full-time employees and one part-time employee located in its corporate headquarters in Boulder, Colorado.


Item 2-Description of Property

Arete Industries Inc., currently leases approximately 6,000 square feet of office space, which in turn is sub-leased to both Arete Outdoors and ABS/7GT. The lease is for a term of 3 years from May 1, 2000 expiring April 30, 2003, and has no annual rent increases. The total leased space costs approximately $6,500 per month. The sub-leased space constitutes approximately 70% of the total leased space and is subject to agreements with Arete Industries, Inc., for reimbursement of the lease space cost. It is anticipated this space will be sufficient for Arete's, business development operations for the foreseeable future.

During the year Arete Outdoors moved into its own space in Berthoud, Colorado. That space offered the ability to generate and perfect prototype products (the SnowFangs and Rush Downhiller) in preparation for manufacturing. In early January, 2001, this facility was closed and Arete Outdoors moved into some of the Company's office space in Boulder, Colorado, for economic efficiencies.

Item 3-Legal Proceedings

In August 1999, the U.S. Securities and Exchange Commission (the "Commission") instituted a civil action in the Federal District Court in Colorado for the District of Colorado instituting an injunctive proceeding against the Company, its current CEO and two former officers and directors under Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging that false and/or misleading information was contained in certain press releases issued by the Company in February 1998, and further citing violations of Section 15(d) of the Exchange Act and rules 15d-1 and 15d-3 for late and missing filings of periodic reports under the Exchange Act. As of the date of this report, a final order approving a consent to entry of an injunction has been entered as to the two former officers and directors in which they consented to the entry of an injunction against them without admitting or denying the factual findings of the Commission contained in the settlement offer and order and agreeing to the payment of civil penalties.

Under provisions of the Company's Articles and By-laws and pursuant to the Change in Control Agreement dated April 30, 1998, under which the two former officers and directors resigned, the Company agreed to indemnify and pay legal fees and the civil penalties of these two former officers and directors which agreement has been finalized in the form of a final settlement agreement between the Company, the former officers and directors, their attorney and the current CEO, entered into in the fourth quarter of 2000.

The Company and the current CEO are presently defending this action through separate counsel, have filed responsive pleadings and have engaged in serious settlement discussions independently with the Commission. The Company has executed a settlement offer and the regional enforcement staff has transmitted it to the Commission in Washington for approval, of which there are no guarantees it will do so. The CEO and the regional enforcement staff have had serious settlement discussions and a verbal offer has been tendered for referral to and approval by the Commission, also, of which there is no assurance that the offer will be accepted. Case preparation and discovery have been put on hold pending a response from the Commission in Washington D.C.

As authorized in the Company's corporate charter, the board of directors has agreed to indemnify and advance fees and expenses to the CEO for his costs of defending this action.

Item 4-Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2000. The Company plans to schedule its annual meeting during the second quarter.

                                     PART II

Item 5-Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company is listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc., ("NASD") under the symbol "AREE".

The following table shows the range of high and low bid quotations for the Company's common stock for the past two fiscal years, as reported by NASDAQ's OTC Bulletin Board. Prices reflect inter-dealer prices and do not necessarily reflect actual transactions, retail mark-up, mark-down or commission.

                                STOCK QUOTATIONS

                                                                      BID

         Quarter Ending:                 High                 Low
         --------------             -----------------------------

Fye   12/31/99
                  3/31/99               0.015                 0.005
                  6/30/99               0.015                 0.005
                  9/30/99               0.029                 0.009
                  12/31/99              0.022                 0.007

Fye 12/31/00

                                         High                 Low
                                    -----------------------------
                  3/31/00               0.21                  0.008
                  6/30/00               0.09                  0.035
                  9/30/00               0.05                  0.025
                  12/31/00              0.034                 0.011

As of March 22, 2001, the number of record holders of the Company's common stock was 334. This number does not include the indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name.

Dividends

The Company has not paid any dividends with respect to its common stock and it is not anticipated that the company will pay dividends in the foreseeable future. There are no accrued dividends outstanding on any class of Preferred Stock of the Company. The disclosure under Narrative Description of Business relating to the Company's Dividend Program refers to the intent to distribute all or a portion of the Company's holdings of equity securities of potential wholly owned or partly owned subsidiaries to the Company's shareholders on a pro-rata basis. In this regard, there are no such share dividends currently under way.

Recent Sales of Unregistered Securities

Item 701 Reg. SB-During the period of January 1, 2000 through December 31, 2000, the Company sold the following unregistered securities. Other than as set forth below, there were no other sales of unregistered securities made during the period covered by this report.

Common Shares (Unregistered)

===========================================================================================================
     Date        Registration     Share Amount        Consideration         Description
                 Exemption
-----------------------------------------------------------------------------------------------------------
    6/16/00      4(2) of '33 Act  500,000             $2,500 Option         Part of Consulting fee with,
                                                      Exercise              Independent Contractor
-----------------------------------------------------------------------------------------------------------
    12/8/00      4(2) of '33 Act  2,000,000           $20,000 Settlement    Ind. Contractor consulting fees
-----------------------------------------------------------------------------------------------------------
    12/5/00      4(2) of '33 Act  6,000,000           Collateral Pledge     D. L. Foster, pledged as
                                                                            collateral for $50,000 loan
-----------------------------------------------------------------------------------------------------------
    12/5/00      4(2) of '33 Act  6,000,000           Collateral Pledge     G. McMullen, pledged as
                                                                            collateral for $50,000 loan
===========================================================================================================

Item 6-Management's Discussion and Analysis

As previously reported, by the end of the first quarter of fiscal 2000, operating losses, overhead and the burden on management resources associated with the Company's cooperative coupon franchised direct mail advertising business had been eliminated, leaving the parent company with nominal overhead expense. The Company has since embarked on an entirely new business model, which includes developing a revenue stream from management services and building equity ownership in a portfolio of new entrepreneurial opportunities. The sources of revenue and equity will come from opportunities developed in-house, existing entrepreneurial businesses seeking equity funding and through the Company as a publicly traded vehicle. To date, this plan has been funded principally by cash infusions from insiders, by management deferring its salaries, management fees and issuances of common stock for services.

In May 2000, the Company hired an experienced management team to pursue this business model of cultivating business startups. The Company is developing new business opportunities in-house and is seeking to bring entrepreneurial companies into its portfolio through merger or acquisition. The Company will assist these companies in development of profitable operations with its new venture management services and will provide these new businesses with access to investment capital by offering investors a clear path to near term liquidity via a spin-off or rights offering to the Company's public shareholder base. During fiscal year 2000, the team has been principally engaged in developing the first three business opportunities, Arete Outdoors, and Seventh Generation Technologies and Michelangelo (See: Narrative Description of Business).

Because of discontinued operations of Global Direct Marketing Services, the printing and direct mail advertising business during the current year, comparative numbers for financial condition and results of operations for the prior year would be meaningless. Therefore, only the current period results for fiscal 2000 are analyzed below. The financial statements provided consolidated financial statements reflect Aggression Sports, Inc., (d/b/a/ Arete Outdoors) on a non-consolidated basis and its affiliate, ABS, LLC (Seventh Generation Technologies), as an investment. Michelangelo is currently an internal project of Arete Industries, Inc.

Financial Condition

As of December 31, 2000, the Company had $205,965 in total assets and $1,153,757 in total liabilities, as compared to $85,219 and $497,711 at the end of fiscal year ended December 31, 1999, respectively. Accounts payable and accrued expenses at December 31, 2000 were $902,196 as compared to $384,857 at December 31, 1999. The Company had a revolving line of credit of $50,000 and the balance of that note on December 31, 1999 was $19,500 and $50,000 as of December 31, 2000. Subsequently, in February 2001, this note was paid off with the proceeds of two certificates of deposit that had been pledged as collateral against the note. The note was secured by two separate certificates of deposit in the amount of $25,000 each, one of which was pledged by the Company's CEO, the other was purchased with proceeds of a stock purchase by the CEO. Subsequently, the CEO contributed his certificate of deposit to the Company in exchange for shares of common stock.

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of trade payables of $87,625 and unpaid 1999 payroll taxes of $46,897 remaining from its printing and direct mail advertising business. The Company owes approximately $79,000 in unpaid Federal payroll taxes for calendar years 1995 through 1997 including penalties and interest. The parent company remains obligated for certain claims of unsecured creditors due under its Chapter 11 Plan of Reorganization in the approximate amount of $62,316. (See Note 3 to Financial Statements.)

During the period ended December 31, 2000, the Company continued to rely upon infusions of cash from loans and cash advances by executives of the Company. The proceeds were used for overhead, payment of corporate obligations, product development, salaries, patent applications and marketing of products. During this period, executive salaries of $100,500 and bonuses of $381,860 were accrued and unpaid.

Results of operations

The Company's revenues from operations consisting principally of management fees and related services, for the fiscal year ended December 31, 2000 were $ 108,943. Operating expenses for the fiscal year ended December 31, 2000 were $1,335,532 resulting in an operating loss of $1,226,589.

Significant operating costs for the year ended December 31, 2000 included salaries for Arete Industries of $882,677, of which $482,360 was deferred and unpaid salaries and bonuses. Additionally, research and development costs of $140,520 were incurred consisting of moneys advanced to ABS (Seventh Generation Technologies). In addition, management fees charged by the Company to ABS were $110,570. These management fees have not been recorded as revenue at this time due to the uncertainty that realization of the revenue from ABS, LLC is not reasonably assured. Such revenue will be recorded at such time as ABS/7GT either successfully acquires financing or achieves revenues from sales of products and/or services. Other Operating Expenses of $259,379 consisting of medical insurance, shareholder communication, consulting and legal fees, telephone, utilities and travel were incurred. The salary cost of the Company reflects an increase to eight from one employee compared to the prior year.

Total other expenses of $202,054 included the Company's equity in loss of Arete Outdoors of $179,997 and interest expense of $25,077 resulting in a net loss from continuing operations of $1,428,643. Added to this was the net loss from discontinued operations of $60,520, which is net of $10,000 realized on the sale of equipment of the Global Direct Marketing Services, Inc., division, resulting in a net loss of $1,489,163.

Liquidity and Capital Resources

The Company had a working capital deficit as of December 31, 2000 of $1,061,963. This compares to a working capital deficit of $455,148 in the fiscal year ended December 31, 1999. The $608,815 increase in working capital deficit for the fiscal year 2000 is attributable from an increase in accrued expense from $34,409 (fye 1999) to $508,462 (fye 2000) and an increase in notes payable to related parties from $81,021 (fye 1999) to $201,561 (fye 2000) and an increase of accrued payroll taxes from $146,130 (fye 1999) to $191,755 (fye 2000). During the 12-month period ended December 31, 2000 an aggregate of 71,025,757 shares of common stock were issued for aggregate consideration of $1,101,113, (avg. $0.0155 per share) including the exercise of stock options granted.

The two senior executive officers have accrued salaries and have advanced cash to the Company to fund operations, primarily for cash accruals and equity.

As of December 31, 2000, the CEO directly and through an affiliated entity, had advanced an aggregate of $141,700 (less reimbursement of $2,768) in cash or cash equivalents to the Company and accrued $266,307 for 1999 and 2000 salary of which he used $84,385 to purchase 8,438,497 shares of common stock directly and through exercise of options and was issued 400,000 shares directly for $10,000 in salary. Following the 2000 year end, as of April 3, 2001, the CEO had advanced an additional $51,750 in cash, transferred $13,000 in value of his personal common stock for a company expense and accrued an additional $30,000 in salary. Also, in March 2001 the CEO exercised his conversion rights pursuant to his Convertible Note dated December 21, 1999 for accrued salary and interest of $84,912 into 16,649,367 shares of common stock. (See: Executive Compensation, Tables and Notes thereto).

As of December 31, 2000, the CFO had advanced $68,300 in cash to the Company and accrued $186,517 in salary of which he used $87,500 to purchase 5,000,000 shares of common stock through exercise of options and a 3,750,000 share direct issuance for accrued salary. Following the 2000 year end, and as of April 3, 2001, the CFO personally advanced an additional $74,500 in cash and accrued an additional $30,000 in salary and used $65,000 of these accruals to purchase 6,500,000 shares of common stock through exercise of options. During January, the CFO exercised an incentive stock option for 5,000,000 common shares at $0.015 per share in exchange for a note in the amount of $75,000. (See:
Executive Compensation, Tables and Notes thereto).

During fiscal year ended December 31, 2000, including the issuances referred to in the previous two paragraphs, the Company issued 23,215,211 shares of its common stock valued at $306,228 for the exercise of employee stock options and an aggregate of 34,721,886 shares valued at $469,881 in lieu of salary and expenses.

The Company requires additional infusions of equity capital for its business development operations described elsewhere in this report. The Company continues to seek sources of capital including venture capital, angel investors and through private placement of debt or equity; and is seeking strategic alliances with potential customers and partners of Seventh Generation Technologies and its related businesses, as well as for Arete Outdoors and its related businesses to fund product development, marketing and expansion. The Company continues to pursue building a revenue stream from its business development partners in the form of management fees and ultimately to obtain a return on the equity it earns and purchases with direct investment in these ventures as they graduate from the Company's business development program. Due to the current financial condition of the Company and the volatility in the market for its common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity or debt securities, or with bank debt on favorable terms in the near future. Due to such conditions the

Company may continue to be required to issue further common stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the company to meet its obligations in the near future or medium term.

Item 7-Financial Statements

The  financial   statements  listed  in  the  accompanying  index  to  financial statements are set forth under Part IV, Item 13 to this report and incorporated herein by reference.

Item 8-Changes in Accountants.

Subsequent to fiscal year ended December 31, 1999, the Company retained a new accounting firm as its auditors for the 1999 and 2000 fiscal year. A current report on Form 8-K was filed with the Securities and Exchange Commission on March 16, 2000 and is incorporated herein by reference. There were no disagreements with the Company's current or former auditors.

                                    PART III

Item 9-Directors,  Executive Officers, Promoters and Control persons:
         Compliance with Section 16(a) of the Exchange Act.

(a) Officers and Directors
--------------------------

Thomas P. Raabe (47): Chairman and CEO
---------------
Mr. Raabe has served as Chief Executive Officer and a Director of the Company since May 1, 1998. Mr. Raabe formerly served as special securities and business counsel on specific projects from time to time for the Company since approximately 1994. Mr. Raabe has 18 years experience as an entrepreneurial attorney and business consultant, practicing law in Colorado and representing corporate clients in complex situations across the nation. As a solo practitioner, Mr. Raabe has specialized in securities transactions and compliance, entity formation and governance, business reorganizations, mergers and acquisitions, and technology protection and exploitation. Mr. Raabe has been a founder, director and/or counsel for a number of start-up and development stage companies including robotics, high technology, durable medical equipment, advanced composites, optics, engineering, film entertainment and most recently, outdoor and extreme sports ventures. Mr. Raabe has been involved as special counsel for a number of public and private companies with the responsibility to design and execute corporate finance transactions, capital restructuring projects and corporate securities compliance for several Securities Exchange Act reporting companies. During 1995 and 1996, Mr. Raabe served as Chairman of the Board and Chief Executive Officer of Quality Products, Inc., a $35 million formerly AMEX listed company ("Quality") as a member of a team installed by a dissident shareholder group to remove management and turn around three operating subsidiaries. Mr. Raabe served as CEO and director of the parent as well as senior executive officer and director of the subsidiaries for a period of 12 months during which two of the three subsidiaries were determined not capable of rehabilitation and liquidated to pay down the secured creditor. The remaining subsidiary company, a manufacturer of hydraulic presses in Columbus, Ohio was Quality's only profitable operation and was preserved. One subsidiary, a sports-related consumer products manufacturer, filed and completed a Liquidating Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code during Mr. Raabe's tenure there. Mr. Raabe completed the legal and transactional steps necessary and, in February, 1997, left the company on its way back to profitability. Mr. Raabe then formed Boulder Sports, LLC to pursue acquisitions and capital funding transactions, with principal focus on extreme and outdoor adventure sports related technologies and businesses. Mr. Raabe received his undergraduate degree in political science from the University of Denver and his Juris Doctorate from the University of Denver College of Law, in 1981. In addition, Mr. Raabe pursued a graduate degree in Mineral Economics jointly with his law degree and completed three semesters graduate course work and comprehensive examinations toward a doctorate degree from the Colorado School of Mines.

Thomas Y. Gorman (43): CFO/COO and Director.
----------------
Mr. Gorman joined Arete Industries as a member of the Board of Directors in September of 1998, and became its CFO on May 2, 2000. Since June of 1998, and prior to joining the management team of Arete, Mr. Gorman was the CFO of In-Store Media Systems, Inc. In Store Media is an OTC:BB, publicly trading company that is completing the development of its in-lane, electronic coupon clearing system and a closed-loop coupon distribution system for supermarkets and other retail food outlets. While at In Store Media, he participated in the SEC compliance and reporting requirements, raising over $3 million from equity private placements and managing key vendor relationships during its development stage. From 1993 to June of 1998, Mr. Gorman was Director of Business
Development for PAC Enterprises, Inc. PAC Enterprises represented a group of companies, which built turnkey beverage can manufacturing plants around the world. While at PAC Enterprises, he participated in a combined total of over $250 million of debt and equity financing for two-piece steel and aluminum can manufacturing plants in Asia, Africa, South America, Eastern Europe and Russia. From 1991 to 1993, Mr. Gorman was President of U-Choose-It, Inc., a television production company, with self-syndicated 30-minute programs that provided home health care patients more information about their equipment choices. The Company produced over a dozen TV shows, and at its peak, was airing in 32 markets. From 1988 to 1991, Mr. Gorman was vice president of marketing and a corporate director of Roman Labs, Inc. Roman Labs developed the first portable oxygen concentrator for home-bound patients suffering from chronic respiratory disease. Mr. Gorman earned his BA in Economics from DePauw University and his MBA from the Executive Program at the University of Colorado.

(b) Significant Employees

Lawrence P. Mortimer (53): VP-Sales & Marketing.
--------------------
Mr. Mortimer is the Company's director of sales and marketing and in new business development for internal and subsidiary business development activities. Mr. Mortimer's background and prior experience includes numerous high level corporate marketing positions involving execution of high-dollar marketing programs for major companies. Mr. Mortimer was employed for 15 years from 1976 at Gannett Co, Inc. (NYSE:GCI) as Vice President of Sales and, in 1982-1983, was on the launch team of the USA Today Newspaper. From 1989 to 1997, he was Vice President of Sales and Marketing at ActMedia, an in-store media and couponing business where he led the largest sales division to add over $120 Million in annual sales. In 1997 to 1999, he served as Sr. Vice President of Marketing and Sales for News America Marketing (NYSE:NWS), where he again led the largest sales division in geographic territory and revenue with over $100 Million in annual sales. During, 1999, he served as an executive of Morris International, a sports and marketing company where he was involved in marketing and selling NASCAR motor sports, motor cross, Pro-sail and other corporate event sponsorships. From August of 1999 through May 1, 2000, Lawrence served as Senior VP of Sales and Marketing for In-Store Media Systems, Inc. In-Store Media is an OTC:BB publicly trading company that is involved in electronic coupon clearing and coupon distribution systems for supermarkets and other retail food outlets. Mr. Mortimer has a BS in Journalism and Communications from Point Park College, Pittsburgh, PA. (1971).

Michael Parsons (41): Chief Technical Officer.
---------------
 Mr. Parsons is the Company's chief of operations and technical officer for all internal and subsidiary business development activities. He holds a BS in engineering from Rochester Institute of Technology (1983) and an Executive MBA from University of Colorado, Denver (1997). He was a lead design and development engineer for Kodak for 9 years. Mr. Parsons joined PAC International in 1992 and after one year as director of engineering, he was promoted to President for a period of 6 years. PAC International is a privately-held Colorado business engaged in systems integration, specializing in design and construction of aluminum can manufacturing plants. Since July of 1999, and prior to joining the management team of Arete, Mr. Parsons was the Project Director of In-Store Media Systems, Inc. In-Store Media is a OTC:BB, publicly traded company that is completing the development of its in-lane, electronic coupon clearing system and a closed-loop coupon distribution system for supermarkets and other retail food outlets. While at In-Store Media, he was responsible for the design and development of all the systems technology. Mr. Parsons is a member of Professional Engineers of Colorado and has been awarded 10 US Patents in his own right.
Compliance With Section 16(a) of the Exchange Act. The Company files reports under Section l5(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10% stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10 - Executive Compensation

Summary Compensation Table

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


========================================================================================================================
                                              SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                       -------------------------------------
                                       Annual Compensation                       Awards            Payouts
                             ----------------------------------------- --------------------------- ----------------------
     (a)            (b)           (c)           (d)          (e)           (f)           (g)         (h)        (i)
-------------------------------------------------------------------------------------------------------------------------
Name and        Year or                                  Other         Restricted                            All Other
Principal       Period             $             $       Annual           Stock     Option/ SAR's  LTIP     Compensa-tion
Position        Ended           Salary         Bonus     Compensa-tion   Awards          (#)       Payouts      ($)
                                                                           ($)                       ($)
-------------------------------------------------------------------------------------------------------------------------
Thomas P.       12/31/00     $120,000 (1)   $88,750 (3)       -                     7,500,000 (3)                -
Raabe, CEO,
Chairman        12/31/99     $90,000   (1)  $43,875 (3)       -                      10,500,000                  -
                             (4)                                                         (3)
                12/31/98                         -            -                                             $75,000 (2)
                             $60,000 (1)                                                  -
-------------------------------------------------------------------------------------------------------------------------
Thomas Y.       12/31/00     $90,000 (5)    119,000 (5)                             7,500,000(6)
Gorman                                      (6)
                12/31/99           -        $27,125 (6)                             3,000,000 (5)
-------------------------------------------------------------------------------------------------------------------------
Lawrence P.     12/31/00     $75,000 (7)    $147,250                                11,000,000(7)
Mortimer                                    (7)
-------------------------------------------------------------------------------------------------------------------------
Michael H.      12/31/00     $75,000 (8)    $73,750 (8)                             7,500,000(8)
Parsons
=========================================================================================================================

(1) Effective November 1, 1999, Mr. Raabe's salary was increased to $120,000. Fiscal year 2000 salary was $120,000 including $81,500 paid of which the net pay was used to purchase common stock directly or by exercise of options and $38,500 was unpaid and accrued. During fye 12/31/99 the Company accrued $81,021 salary to Mr. Raabe and issued a convertible note in this amount which accrues interest at 10%. In March of 2001, the outstanding principal and interest of this note of $84,912 was converted to common stock at the contractual rate of $0.0051 per share for 16,649,367 shares. Mr. Raabe was paid $7,500 in face value of Series A Preferred Stock for January, 1999 salary. During fye 12/31/98 $60,000 was paid in the form of common stock valued at $45,000 and Series A Preferred Stock valued at $15,000 for 1998 salary. (See: Certain Transactions with Management and Others).

(2) Attributed at 1/2 of an earn-in incentive bonus of 20,000,000 restricted common shares vested in October, 1998 valued at $0.0075, for assuming control to turn the company around pursuant to the Change in Control Agreement dated April, 1998.

(3) Under the 1998 Omnibus Stock Option Plan, Mr. Raabe was granted a stock bonus of 4,500,000 shares and an option to purchase 10,500,000 common shares for $0.011 per share, which was in excess of 110% of the market value of the shares at the time of grant. Under the 1999 Omnibus Stock Option Plan, the shareholders authorized a 3,000,000 share stock grant to Mr. Raabe. These shares issued were accepted in payment of other existing obligations for advances in the amount of $30,000 and the Company accrued a cash bonus of $30,000. Also, under the 1999 Plan, Mr. Raabe was granted an option to purchase 5,000 shares of Series A Preferred for $50,000. In December of 2000, this Option was amended to a common stock option for 5,000,000 shares at $0.01 per share and was partially exercised for 3,938,497 shares with 1,061,503 shares remaining available for purchase. Under the 2000 Omnibus Stock Option Plan, Mr. Raabe was granted a stock bonus of 1,500,000 shares valued at $15,000 and an Option to purchase 15,000 shares of Series A Preferred for $150,000, which vested after June 30, 2000. The shares issued for the stock Bonus were accepted in payment of other outstanding obligations for advances in the amount of $15,000 and the Company accrued a cash bonus for $15,000. Also, following the end of fiscal 2000, the referenced Class A Preferred Option was amended to entitle the CEO to purchase $125,000 in Common

Stock at an exercise price of $0.025 per share, or 5,000,000 common shares. In addition, in December of 2000, Mr. Raabe was granted a compensatory common stock bonus of 2,500,000 shares valued at $0.0175 per share and an option to purchase 2,500,000 shares of common stock for $0.0175 per share or $43,750. The shares issued for the Bonus were accepted a partial exercise of a stock option paid with accrued salary and cash advances to the Company and the Company accrued a cash bonus for $43,750. (See "Certain Transactions with Management and Others")

(4) During the first quarter of 2000, Mr. Raabe converted 2,250 shares of Series A Preferred into 2,250,000 shares of common stock which was issued for November and December 1998 and January 1999 salary.

(5) During fiscal year ended December 31, 1999, as compensation for his services during the fiscal year ended 12/31/98, Mr. Gorman was granted a 1,500,000 share stock bonus valued at $14,625 and a stock option to purchase up to 3,000,000 shares of common stock for $33,000. The option was exercised during 2000. Additionally, as a compensatory grant for services during fiscal year ended December 31, 1999, the board granted and then revised and repriced upward, a 3,500,000 common stock bonus valued at $35,000 and an option to purchase $50,000 in face value of Series A Preferred Stock with the common stock conversion rate for the preferred shares set at $0.01 per share. Of the latter grant, only a bonus of 1,250,000 was issued during fiscal year ended December 31, 1999 and during fiscal year 2000, the remaining Bonus shares were accepted in payment of other existing obligations for advances in the amount of $22,500 and the Company accrued a cash bonus for $22,500. During fiscal year ended 2000, the Option was amended to a common stock option for 5,000,000 shares at $0.01 per share and was exercised. (See "Certain Transactions with Management and Others").

(6) During fiscal year ended December 31, 2000, Mr. Gorman became a full time salaried employee initially at $108,000 per year adjusted to $120,000 per year effective October 1, 2000. Under the Company's 2000 Omnibus Stock Option and Compensation Plan, Mr. Gorman was granted a stock bonus of 1,500,000 shares valued at $15,000 and an option to purchase 12,500 shares of Series A Preferred for $125,000, which vested after June 30, 2000. The 1,500,000 shares issued were accepted in payment of other existing obligations for advances in the amount of $15,000 and the Company accrued a cash bonus of $15,000. Also, following the end of fiscal 2000, the Option was amended to entitle Mr. Gorman to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares. In addition, in December of 2000, Mr. Gorman was granted a compensatory stock bonus of 5,000,000 shares valued at $0.0165 per share and a common stock option to purchase 2,500,000 shares of common stock for $0.0175 per share or $43,750. The shares issued for the Bonus were accepted in exercise of a stock option paid with accrued salary and cash advances to the Company and the Company accrued a cash bonus for $81,500. (See "Certain Transactions with Management and Others")

     (7) During fiscal year ended December 31, 2000, Mr. Lawrence Mortimer became a full time salaried employee initially at $108,000 per year adjusted to $120,000 per year effective October 1, 2000. Under the Company's 2000 Omnibus Stock Option and Compensation Plan, Mr. Mortimer was granted a signing bonus of 1,500,000 shares and a further 1,500,000 share bonus which vested after June 30, 2000. The bonus shares were valued at $0.01 per share. Additionally, Mr. Mortimer was granted an option to purchase 12,500 shares of Series A Preferred for $125,000, which vested after June 30, an option to purchase 3,500,000 shares at $0.021 per share and an option to purchase 2,500,000 shares at $0.0175 per share, together with an additional stock bonus of 2,500,000 shares valued at $0.0175 per share. Of the aggregate bonuses granted, 3,723,286 shares valued at $32,657.50 were retained and 1,776,714 shares were accepted in exercise of a stock option paid for with accrued salary and cash advances to the Company in the amount of $31,092.50 and the Company accrued a cash bonus for $43,750. Mr. Mortimer exercised options for 5,276,714 common shares for consideration of $73,500 in a short-term note and $31,092.50 in accrued salary. In October 2000 the company awarded and accrued a cash bonus of $73,500 to Mr. Mortimer for selling the initial demonstration project for the Rush Downhiller at Copper Mountain Resort. Also, following the end of fiscal 2000, the Class A Preferred stock option was amended to entitle Mr. Mortimer to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares. (See "Certain Transactions with Management and Others").

     (8) During fiscal year ended December 31, 2000, Mr. Michael H. Parsons became a full time salaried employee initially at $108,000 per year adjusted to $120,000 per year effective October 1, 2000. Under the Company's 2000 Omnibus Stock Option and Compensation Plan, Mr. Parsons was granted a signing bonus of 1,500,000 shares and a further 1,500,000 share bonus which vested after June 30, 2000. The bonus shares were valued at $0.01 per share. Additionally, Mr. Parsons was granted an option to purchase 12,500 shares of Series A Preferred for $125,000, which vested after June 30, 2000 and an option to purchase 2,500,000 shares at $0.0175 per share, together with an additional stock bonus of 2,500,000 shares valued at $0.0175 per share. Of the aggregate bonuses granted, 423,218 shares valued at $4,232 were retained and the balance valued at $69,518 were accepted for payment of $25,768 in accrued salary, and the Company accrued a cash bonus for $43,750. Mr. Parsons exercised options for 2,500,000 common shares for consideration of $43,750 in a short-term note. Also, following the end of fiscal 2000, the Class A Preferred stock option was amended to entitle Mr. Parsons to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares (See "Certain Transactions with Management and Others")

Option/SAR Grants Table

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

===========================================================================================================
          (a)                    (b)                    (c)                   (d)              (e)
                              Number of              % of Total
                              Securites        Options/SAR's Granted      Exercise or
                              Underlying       to Employees in Fiscal     Base Price
          Name              Options/SAR's               Year                ($/Sh)       Expiration Date
                             Granted (#)
===========================================================================================================
    Thomas P. Raabe          2,500,000(1)               5.5%                $0.0175         12/5/2001
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                 5,000,000(2)              10.99%               $0.025           12/31/01
------------------------- ------------------- ------------------------- ---------------- -----------------
    Thomas Y. Gorman         2,500,000(1)               5.5%                $0.0175         12/5/2001
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                 5,000,000(2)              10.99%               $0.025           12/31/01
------------------------- ------------------- ------------------------- ---------------- -----------------
  Lawrence P. Mortimer       2,500,000(1)               5.5%                $0.0175         12/5/2001
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                 5,000,000(2)              10.99%               $0.025           12/31/01
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                  3,500,000                 7.1%                $0.021           10/20/01
------------------------- ------------------- ------------------------- ---------------- -----------------
   Michael H. Parsons        2,500,000(1)               5.5%                $0.0175         12/5/2001
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                 5,000,000(2)              10.99%               $0.025           12/31/01
------------------------- ------------------- ------------------------- ---------------- -----------------

===========================================================================================================

     (1) Shown in Common Stock equivalents. Option is to purchase $43,750 in face value of the Series A Preferred Stock that is convertible into common shares at $0.0175 per share. Option to purchase preferred expires 12 months from 12/5/2000, conversion privilege of Series A Preferred continues indefinitely. At the time of grant the exercise price exceeded the market price for the underlying common shares. The Class A Preferred Options were subsequently converted directly into Common Stock Options without effecting the economic terms thereof.

     (2) Shown in Common Stock equivalents. Option is to purchase $125,000 in face value of the Series A Preferred Stock which is convertible into common shares at $0.025 per share. The option to purchase preferred expires June 30, 2001, subject to extension. At the time of grant the exercise price exceeded the market price for the underlying common shares. The Class A Preferred Options were subsequently converted directly into Common Stock Options without effecting the economic terms thereof.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values
======================================================================================================================
        (a)                  (b)                   (c)                       (d)                        (e)
                                                                     Number of Securities      Value of Unexercised
                                                                    Underlying Unexercised         In-the-Money
                                                                       Options/SARs at        Options/SARs at FY-End
                                                                          FY-End (#)                    ($)
                       Shares Acquired
                       on Exercise (#)                                   Exercisable/              Exercisable/
        Name                                Value Realized ($)          Unexercisable              Unexercisable
===================== =================== ======================= =========================== ========================
  Thomas P. Raabe         3,938,497              $19,693            19,061,503 Exercisable      $47,308 exercisable
--------------------- ------------------- ----------------------- --------------------------- ------------------------
  Thomas Y. Gorman
                          8,000,000              $337,000           7,500,000 Exercisable               N/A
--------------------- ------------------- ----------------------- --------------------------- ------------------------
 Lawrence Mortimer
                          5,276,714               $0.00             5,723,286 Exercisable               N/A
--------------------- ------------------- ----------------------- --------------------------- ------------------------
  Michael Parsons         2,500,000               $0.00             5,000,000 Exercisable               N/A
===================== =================== ======================= =========================== ========================

(1)  See notes 1 and 2 in prior table.

Compensation  of  Directors.
---------------------------
There are no standard arrangements relating to compensation of directors for services provided as directors.

Termination of Employment and Change of Control  Arrangement.
-------------------------------------------------------------
Other than as set forth below, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Cash Compensation Tables set out above which would in any way result in payments to any such person because of his resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company. Also, the employment agreement between the Company and Mr. Raabe, provides for severance pay and vesting of benefits under circumstances of termination without cause.

Employment Contracts of Executives with Company.
------------------------------------------------
Mr. Raabe has an employment contract with the Company, executed in November of 1998 and renewed as of November 1, 1999 which provides for a base annual salary of $120,000 per year, plus standard employee benefits, reimbursement of business expenses including providing office, phone, secretarial assistance and other operating support. The term of the agreement is two years from this date or any renewal date. The agreement automatically renews for a successive two-year period on each anniversary date. The employment agreement provides that accrued and unpaid salary or incentive pay can be taken in the form of Series A Preferred Stock, common stock and/or notes convertible into Preferred or common stock. The employment agreement further provides for incentive and performance based compensation subject to good faith negotiation with the board of directors. The employment agreement incorporates certain terms of the referenced change in control agreement which provides that the employee will be paid success fees for closing transactions which either provide assets, revenue or relationships of substantial value to the Company, based on a modified Lehman's formula. Termination without cause prior to the termination of the agreement, results in vesting of all contingent benefits, stock options and mandates severance pay in the amount of unpaid, unaccrued salary remaining under the full term of the employment agreement. The executive has been granted a security interest in certain assets of the Company to secure this obligation. Pursuant to the Change in Control Agreement, Mr. Raabe has certain rights to reacquire the Company's shares in Aggression Sports, Inc. d/b/a Arete Outdoors or to put his shares in Aggression Sports, Inc. to the Company at their fair market value.

Contractual Arrangements Regarding Changes in Control.
------------------------------------------------------
There are no arrangements known to management, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in the control of the Company. Pursuant to terms of the Series A Preferred, in the event that either, dividends are not paid or the stock is not redeemed within 12 months from the date issued, holders of Series A Preferred entitled by virtue of the Company's default of such provision, may call a special shareholders' meeting and elect a majority of the board of directors until such dividends are brought current or the shares are redeemed in full, plus accrued dividends. There are currently no shares of Series A Preferred outstanding.

Item 11 - Security Ownership of Certain Beneficial Owners and Management.

         The following tables set forth the shareholdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of April 2, 2001.

                (a) Stock Ownership of Certain Beneficial Owners

---------------------------------------------------------------------------------------------------------------
            (1)                          (2)                        (3)                         (4)
----------------------------- -------------------------- --------------------------- --------------------------
Title of Class                Name and Address of        Amount and Nature of            Percent of Class
                              Beneficial Owner           Beneficial Ownership
----------------------------- -------------------------- --------------------------- --------------------------
                                                           10,000,000
Common Stock                  Boulder Sports, LLC c/o    Shares - Direct
                              2955 Valmont Road, Suite   52,753,870
                              310, Boulder, Colorado     Shares-Indirect (1)(2)
                              80301                                                          14.4% (4)
----------------------------- -------------------------- --------------------------- --------------------------
Common Stock                  Thomas P. Raabe Trust        4,500,000 Shares Direct
                              c/o 2955 Valmont Road,     58,253,870 Shares,
                              Suite 310, Boulder,        Indirect (1)(3)                     14.4%(4)
                              Colorado 80301

----------------------------- -------------------------- --------------------------- --------------------------

     (1) Including beneficial ownership of 29,192,367 shares attributed from the share holdings of the Company's CEO, plus 19,061,503 common shares, which the CEO has the right to acquire within 60 days from the date of this report.

     (2) Includes beneficial ownership of 4,500,000 shares attributed from the holdings of the Thomas P. Raabe Trust.

     (3) Includes beneficial ownership of 10,000,000 shares owned by Boulder Sports, LLC.

     (4)  Percentage  calculated  based on 415,622,922  shares  outstanding plus
          19,061,503   shares   subject  to   unexercised   options  and  rights
          attributable to the CEO, or a total of 434,684,425 total shares.


                        (b) Stock Ownership of Management

---------------------------------------------------------------------------------------------------------------
         (1)                         (2)                           (3)                         (4)
----------------------- ------------------------------- --------------------------- ---------------------------
Title of Class          Name and Address of             Amount and Nature of             Percent of Class
                        Beneficial Owner                Beneficial Ownership
----------------------- ------------------------------- --------------------------- ---------------------------
                        Directors
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Thomas P. Raabe                 48,253,870 direct
                        c/o 2955 Valmont Road, Suite    14,500,000 indirect (1)              14.4%(1)
                        310, Boulder, Colorado 80301

----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Thomas Y. Gorman c/o 2955       22,500,000 direct (2)                5.3%(3)
                        Valmont Road, Suite 310,
                        Boulder, Colorado 80301
----------------------- ------------------------------- --------------------------- ---------------------------
                        Executive Officers
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Lawrence P. Mortimer c/o 2955   15,723,286(3)                        3.7%(3)
                        Valmont Road, Suite 310
                        Boulder, Colorado 80301
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Michael H. Parsons c/o 2955       8,536,150 (4)                        2.0%
                        Valmont Road, Suite 310
                        Boulder, Colorado 80301
----------------------- ------------------------------- --------------------------- ---------------------------
                        Directors and Executive         109,513,306 (5)                       24.2%
                        Officers as a Group
----------------------- ------------------------------- --------------------------- ---------------------------

     (1)  See footnotes 1 through 4 to previous table.

     (2) Includes direct ownership of 15,000,000 shares plus 7,500,000 unexercised options, which the Director has the right to acquire within 60 days from the date of this report. Percentage calculated based on 423,122,922 shares outstanding including 7,500,000 unexercised stock options.

     (3) Includes direct ownership of 10,000,000 shares plus 5,723,286 unexercised options, which the employee has the right to acquire within 60 days from the date of this report. Percentage calculated based on 421,346,208 shares outstanding including 5,723,286 unexercised stock options.

     (4) Includes direct ownership of 3,536,150 shares plus 5,000,000 unexercised options, which the Director has the right to acquire within 60 days from the date of this report. Percentage calculated based on 420,622,922 shares outstanding including 5,000,000 unexercised stock options.

     (5) Percentage calculated based on 452,907,711 shares outstanding including 37,284,789 unexercised stock options, which officers and directors have the right to acquire within 60 days from the date of this report.

Item 12 - Certain Relationships and Related Transactions.

Transactions with Management and Others

During the fiscal years ended December 31, 1999 and December 31, 2000, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to
Item 10 of this Report, Executive Compensation, which are incorporated herein by reference.

As of the fiscal year ended December 31, 1998, Aggression Sports, Inc., was owned 44% by the Company (1,000,000 common shares) and 56% by Boulder Sports, LLC (1,250,000 common shares) an affiliate of the CEO. The Company has the right to acquire an additional 500,000 shares of Aggression Sports, for $100,000. In an agreement effective January 1, 2000, Aggression Sports agreed to issue 30% of its then outstanding common stock (964,286 common shares) to its President in exchange for the right, title and interest in approximately 30 products in various stages of development and in various stages of the patenting process. As a result of this agreement, the Company's interest in Aggression Sports, Inc. was reduced to 31%. Aggression Sports President also has the right to acquire up to 6% of the then outstanding common shares (285,714 common shares) on achievement of certain performance benchmarks.

The Company has agreed to indemnify and advance legal fees and expenses to the CEO in connection with his personal defense of the referenced SEC enforcement action. The CEO has personally advanced these fees and expenses to date, but they have been submitted and included in the current balance of the Note Payable for expenses and advances from the CEO for fiscal 2000.

In April of 1998, the Company, its former officers and directors, and its current and former CFO entered into a Change in Control Agreement which provided in part for the resignation of the first mentioned former officers and directors and for indemnification of these individuals from the 100% penalty for trust fund taxes arising from outstanding unpaid federal and state withholding taxes owed by the Company for tax years 1995 through 1997, and to indemnify and advance expenses for defense of any suits brought against them in their capacity as officers and directors of the Company, provided that the provisions of the Colorado Corporation Act, the Company's charter and by-laws and other laws relating to indemnification were complied with. In October of 2000, the Company, the Company's CEO and the two former officers and directors entered into a Settlement Agreement and Mutual General Release in which both parties agreed to resolve, waive and release each other from all claims and disputes between them with respect to all matters of dealings between them through and including the date of their resignations in April of 1998 and including all matters related to the Securities and Exchange Commission enforcement action described in Item 3 to this report. The Agreement left in place the general indemnification provisions set forth in the referenced Change in Control Agreement, with respect to any other action brought against them not otherwise resolved in the Settlement Agreement. Pursuant to this settlement, the two former officers and directors agreed to execute in their individual capacity, a settlement agreement with the Commission, to sign a Consent Order to the entry of an injunction against them for the matters set forth in the Complaint against them without admitting or denying the allegations thereof, and payment of $20,000 in civil penalties to the Commission. In exchange, the Company agreed to pay approximately $9,000 in their attorney's fees plus $10,000 of their civil penalties and the CEO agreed to loan them $10,000 to be applied to pay the civil penalties. In addition, the Company reaffirmed its obligation to pay the outstanding referenced federal and state withholding taxes and to indemnify the former officers and directors from any assessments and levies for such taxes enforced against them by the Internal Revenue Service (the "IRS") for these taxes. To date the Company has not made payment to the IRS toward this obligation in the approximate amount of $79,000 including principal and interest, but has issued 395,000 common shares to the law firm for the former officers and directors in partial payment of their outstanding legal fees.

During the fiscal year ended December 31, 1998, the Company entered into an agreement with the holder of all outstanding shares of the Company's Series B Preferred Stock (the "B Preferred") face value $710,000 to convert these shares into common stock. The Company agreed to modify the conversion price from $0.125 per share to $0.025 per share and to convert the B Preferred as and in the same proportion as, the holder paid a subscription to purchase 17 million restricted common shares for $100,000 cash. This agreement was completed during the fiscal year ended December 31, 1999 with the assistance of the CEO to locate non-affiliated buyers for the shares issuable on conversion of the B Preferred on behalf of the holder and the holder used these proceeds to purchase new restricted common shares. During the fiscal year ended December 31, 1998, 7,263,158 B Preferred shares were converted and during the fiscal year ended December 31, 1999 21,136,842 Preferred shares were converted into a like number of common shares. Upon conversion, the entire class of Series B Preferred Stock was retired. During the fiscal year ended December 31, 1998, 6,018,361 common shares were purchased for $35,400 by the holder. During the fiscal year ended December 31, 1999, 10,981,639 common shares were purchased for $64,600 by the holder. (See - Note 7 to Financial Statements).

During 1999, the Company entered into an agreement with SourceOne Worldwide, LLC to service the printing and direct mail business of the Company. SourceOne is a company owned by a former director of the Company. Printing and mailing charges during 1999 amounted to $480,737, of which $260,331 was paid in cash and $220,406 was disputed and subsequently adjusted pursuant to a settlement agreement.
(See - Note 7 to Financial Statements)

During 1999, the Company issued a convertible promissory note to its CEO in consideration for accrued salary of $81,021. The note bears 10% simple interest and is payable December 21, 2000. The note and accrued interest are convertible into shares of common stock or Series A Preferred at the CEO's option. The conversion price is determined as a fraction of the total principal and accrued interest divided by an amount equal to 85% of the average weekly closing bid price for common shares on the OTC bulletin board on the date of the note or $0.0051 per share as of the date of the Note, December 21, 1999. At December 31, 2000 the balance due under this note was $66,904 and subsequent to December 31, 2000 the Company borrowed additional funds from the CEO increasing the balance of the note to $84,912 as of March 9, 2001. On March 9, 2001 the CEO converted the note into 16,649,367 shares of common stock. (See - Executive Compensation, Managements Discussion and Analysis, Liquidity and Capital Resources, and Notes 4 and 10 to Financial Statements).

Item 13 - Exhibits and Reports on Form 8-K

There were filed no Form 8-K reports for the fourth quarter of the fiscal year 2000.

                                     PART IV

Exhibit No.                Description                              Ref. No
--------------------------------------------------------------------------------

EX-2.1           Plan of Reorganization and First Addendum to         1
                 Plan of Reorganization, Chapter 11 Case No.
                 BK94-81544, US Bankruptcy Court District of Nebraska, confirmed on September 25, 1995, effective November 6, 1995. Incorporated by reference from exhibits to Form 10-KSB for fiscalyear ended March 31, 1996.

EX-2.2           Disclosure Statement and First Addendum to
                 Disclosure Statement in above Bankruptcy
                 Matter.  Incorporated by reference from              1
                 exhibit to Form 10-KSB for fiscal year
                 ended March 31, 1996.

EX-3.1           Restated Articles of Incorporation with              2
                 Amendments adopted by shareholders on
                 September 1, 1998.

EX-3.2           Bylaws adopted by the Board of Directors             2
                 on October 1, 1998.

EX-4.1           Designation of Class A Preferred Stock.              2

EX-10.1          2000 Omnibus Incentive Stock Compensation
                 Plan Adopted, June 2, 2000.                          3

1 These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein.

2. These documents and related exhibits have been previously filed under the Company's Form 10-KSB for the fiscal year ended 12/31/99 and by this reference after incorporated herein.

3. These documents and related exhibits have been previously filed under the Company's quarterly reports for periods ended during fiscal year 12/31/00 and by this reference are incorporated herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) 0(pound) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ARETE INDUSTRIES, INC.

Date: April 4, 2001             By:     /s/ THOMAS P. RAABE
                                        ------------------------
                                        Thomas P. Raabe,
                                        President, Chief Executive Officer,
                                        and Chairman of the Board of Directors

Date: April 4, 2001             By:     /s/ THOMAS Y.GORMAN, JR.
                                        ---------------------------
                                        Thomas Y. Gorman, Jr.,
                                        Chief Financial Officer, Treasurer,
                                        Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                            ARETE INDUSTRIES, INC.

Date: April 4, 2001                 By:     /s/ THOMAS P. RAABE
                                            -----------------------
                                            Thomas P. Raabe Board Member

Date: April 4, 2001                 By:     /s/ THOMAS Y. GORMAN, JR.,
                                            ------------------------------
                                            Thomas Y. Gorman, Jr. Board Member

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

For information forwarded to of the Company during the period covered by this Report, see the Exhibit Index of this Report. As of the date of this report no annual report for the fiscal year ended December 31, 2000 or proxy material for the 2001 annual shareholders meeting has been sent to security holders. Registrant intends to send proxy information to its security holders for its regular Annual Meeting to be scheduled shortly, but does not intend to send an annual report with such materials. Registrant undertakes to forward any annual report or proxy material delivered to securities holders to the Securities and Exchange Commission on the date such information is forwarded to stockholders.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY


                                      INDEX


                                                                        Page No.

   Report of Independent Certified Public Accountants                     F-1

   Consolidated Financial Statements:

   Consolidated Balance Sheet - December 31, 2000 and 1999                F-2

   Consolidated Statement of Operations - For the years ended
     December 31, 2000 and 1999                                           F-3

   Consolidated Statement of Stockholders' Equity (Deficit) -
     For the years ended December 31, 2000 and 1999                       F-4

   Consolidated Statement of Cash Flows - For the years ended
     December 31, 2000 and 1999                                           F-6

   Notes to Consolidated Financial Statements                             F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   To the Board of Directors
   Arete Industries, Inc.
   Boulder, Colorado


   We have audited the consolidated balance sheet of Arete Industries, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arete Industries, Inc. and Subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
   Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and a stockholders' deficit, is delinquent on the payment of creditor liabilities including payroll taxes and liabilities pursuant to the Company's plan of reorganization, and is defending a Securities and Exchange Commission enforcement action for alleged securities law violations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


   Denver, Colorado
   March 30, 2001                                     CAUSEY DEMGEN & MOORE INC.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2000 and 1999

                                                            2000          1999
                                                            ----          ----
Current assets:
   Cash and cash equivalents                           $   13,376    $   15,844
   Certificate of deposit (Note 4)                         52,387        25,000
   Accounts receivable, less allowance for
    doubtful accounts of $0                                     -           519
   Prepaid expenses                                        26,031         1,200
                                                       ----------    ----------

    Total current assets                                   91,794        42,563

Furniture and equipment, at cost net of accumulated
   depreciation of $5,478 (2000) and $233 (1999)           18,995         2,096

Security deposit                                            5,954             -

Investments in and advances to Applied Behavior Systems,
   LLC (Note 2)                                                -             -

Investment in and advances to Aggression Sports
   (Note 2)                                                89,222        40,560
                                                       ----------    ----------

                                                       $  205,965    $   85,219
                                                       ==========    ==========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable (Note 3)                           $  201,979    $  204,318
   Accrued expenses                                       407,962        34,409
   Accrued payroll taxes (Note 3)                         191,755       146,130
   Notes payable (Note 4)                                  50,000        24,500
   Notes payable - related parties (Note 4)               201,561        81,021
   Stock subscription payment received                          -         7,333
                                                       ----------    ----------

    Total current liabilities                           1,053,257       497,711

Commitments and contingencies (Notes 1, 3 and 9)

Stockholders' deficit (Notes 5, 6, 7 and 9):
   Convertible Class A preferred stock; $10 face
    value, 100,000 shares authorized, 3,000 shares
    issued and outstanding (liquidation preference
    $32,475)                                                    -        30,000
   Common stock, no par value; 499,900,000 shares
    authorized, 372,422,912 (2000) and 301,397,155
    (1999) shares issued and outstanding                8,515,871     7,414,758
   Accumulated deficit                                 (9,346,413)   (7,857,250)
   Notes receivable from sale of stock                   (117,250)            -
                                                       ----------    ----------

    Total stockholders' deficit                          (947,792)     (412,492)
                                                       ----------    ----------

                                                       $  205,965    $   85,219
                                                       ==========    ==========

                             See accompanying notes.
                                       F-2

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
                 For the years ended December 31, 2000 and 1999


                                                          2000          1999
                                                          ----          ----

Revenues:
   Management fees - Agression Sports (Note 2)        $   96,600    $         -
   Other income                                           12,343              -
                                                      ----------    -----------

    Total revenues                                       108,943              -

Operating expenses:
   Depreciation                                            5,129              -
   Research and development (Note 3)                     140,520              -
   Rent                                                   47,827              -
   Salaries (Note 4)                                     882,677              -
   Other operating expenses                              259,379              -
                                                      ----------    -----------

    Total costs and expenses                           1,335,532              -
                                                      ----------    -----------

      Total operating income (loss)                   (1,226,589)             -

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)         (179,977)       (34,158)
   Interest expense                                      (25,077)        (3,839)
   Interest income                                         3,000            833
                                                      ----------    -----------

    Total other income (expense)                        (202,054)       (37,164)
                                                      ----------    -----------

Net loss from continuing operations                   (1,428,643)       (37,164)

Gain on sale of assets related to discontinued
  opetations                                              10,000         40,061
Net loss from discontinued operations (Note 1)           (70,520)      (539,801)
                                                      ----------    -----------

Net loss (Note 8)                                     (1,489,163)      (536,904)
Accrued dividends applicable to Class A preferred
   stock (Note 5)                                              -         (2,475)
                                                      ----------    -----------

Net loss applicable to common shareholders           $(1,489,163)   $  (539,379)
                                                     ===========    ===========


Basic and diluted loss per share from continuing
  operations                                         $         *    $         *
                                                     ===========    ===========

Basic and diluted loss per share                     $         *    $         *
                                                     ===========    ===========

Weighted average common shares outstanding           331,933,000    265,405,000
                                                     ===========    ===========



* - Less than $.01 per share

                             See accompanying notes.
                                       F-3




                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the years ended December 31, 2000 and 1999

                                    Class A preferred stock  Series B preferred stock      Common stock        Accumulated
                                      Shares     Amount        Shares      Amount       Shares      Amount        deficit
                                      ------     ------        ------      ------       ------      ------        -------

Balance, December 31, 1998                 -    $     -     21,136,842    $528,421   240,966,174  $6,491,442 $(7,320,346)

   Issuance of Series A preferred
    stock for services (Note 5)        3,000     30,000              -           -             -          -            -

   Conversion of Series B preferred
    stock to common (Note 7)               -          -    (21,136,842)   (528,421)   21,136,842    528,421            -

   Issuance of common stock for
    services (Note 6)                      -          -              -           -    27,462,500    256,077            -

   Issuance of common stock for
    services performed for Aggression
    Sports (Note 2)                        -          -              -           -     6,100,000     74,718            -

   Sale of common stock (Note 6)           -          -              -           -    10,981,639     64,600            -

   Common stock issued upon exercise
    of options (Note 6)                    -          -              -           -     1,500,000     15,000            -

   Cancellation of common shares
    subject to forfeiture (Note 6)         -          -              -           -    (6,750,000)   (15,500)           -

   Net loss for the year ended
    December 31, 1999                      -          -              -           -             -          -     (536,904)
                                      ------    -------    -----------    --------   -----------  ---------  ----------

Balance, December 31, 1999             3,000     30,000              -           -   301,397,155  7,414,758   (7,857,250)


                          (Continued on following page)
                             See accompanying notes.
                                       F-4



                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the years ended December 31, 2000 and 1999

                        (Continued from preceding page)

                                   Class A preferred stock  Series B preferred stock      Common stock      Accumulated
                                      Shares     Amount        Shares      Amount       Shares      Amount      deficit
                                      ------     ------        ------      ------       ------      ------      -------

   Conversion of Series A preferred
    stock to common (Note 5)          (3,000)   (30,000)             -           -     2,600,000     30,000           -

   Issuance of common stock for
    services (Note 6)                      -          -              -           -    34,721,886    469,881           -

   Issuance of common stock for
    transfer of certificate of deposit
    and accrued interest (Note 4)          -          -              -           -     8,750,000     33,152           -

   Sale of common stock (Note 6)           -          -              -           -     1,738,660     38,833           -

   Common stock issued upon exercise
    of options (Note 6)                    -          -              -           -     8,276,714     99,593           -

   Interest in sale of Arete common stock
    by equity-method investee (Note 2)     -          -              -           -             -    223,019           -

   Exercise of Class A Preferred options
    and conversion to common stock
    (Note 6)                               -          -              -           -     8,938,497     89,385           -

   Common stock issued upon exercise
    of options paid for by a note
    receivable (Note 6)                    -          -              -           -     6,000,000    117,250           -

  Net loss for the year ended
    December 31, 2000                      -          -              -           -             -          -  (1,489,163)
                                      ------    -------    -----------    --------   -----------  ---------  ----------

Balance, December 31, 2000                 -    $     -              -    $      -   372,422,912 $8,515,871 $(9,346,413)
                                      ======    =======     ==========    ========   =========== ========== ===========

                            See accompanying notes.
                                      F-5

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2000 and 1999


                                                        2000          1999
                                                        ----          ----
Cash flows from operating activities:
   Net loss                                         $(1,489,163)      $(536,904)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                        5,245             233
     Equity in loss of Aggression Sports                179,977          34,158
     Gain on sale of equipment                                -         (40,061)
     Stock issued for services                          469,881         270,577
     Note issued for services                                 -          81,021
     Changes in assets and liabilities:
       Accounts receivable                                  519          25,025
       Prepaid expenses                                 (24,831)          9,779
       Accounts payable                                  (2,339)        (93,144)
       Accrued expenses                                 519,678         180,539
       Customer deposits                                      -         (10,791)
                                                    -----------       ---------

        Total adjustments                             1,148,130         457,336
                                                    -----------       ---------

     Net cash used in operating activities             (341,033)        (79,568)

Cash flows from investing activities:
   Purchase of property and equipment                   (22,144)         (2,329)
   Security deposit                                      (5,954)              -
   Investments in and advances to Aggression Sports      (5,620)         40,061
   Outstanding checks in excess of bank balance               -          (4,953)
   Purchase of certificate of deposit                   (27,387)              -
                                                    -----------       ---------
     Net cash provided by (used in) investing
      activities                                        (61,105)         32,779

Cash flows from financing activities:
   Proceeds from issuance of common stock                64,652          79,600
   Proceeds from exercise of stock options              188,978               -
   Stock subscription payment received                        -           7,333
   Proceeds from note payable - related parties         120,540               -
   Proceeds from note payable                            50,000           5,000
   Payments on long term debt                           (24,500)        (29,300)
                                                    -----------      ----------

    Net cash provided by financing activities           399,670          62,633
                                                    -----------      ----------

Net increase in cash and cash equivalents                (2,468)         15,844
Cash and cash equivalents at beginning of period         15,844               -
                                                    -----------      ----------

Cash and cash equivalents at end of period          $    13,376      $   15,844
                                                    ===========      ==========

                          (Continued on following page)
                             See accompanying notes.
                                      F-6

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2000 and 1999

                        (Continued from preceding page)

Supplemental disclosure of cash flow information:        2000        1999

   Interest paid during the period                    $ 8,975      $ 3,839
                                                      =======      =======
   Income taxes paid during the period                $     -      $     -
                                                      =======      =======

Supplemental disclosure of non-cash investing and financing activities:

   During the year ended December 31, 1999, the Company issued common stock valued at $74,718 to employees of Aggression Sports and treated such issuance as an advance.

   During the year ended December 31, 2000, the Company issued common stock valued at $51,780 to employees of Aggression Sports and treated such issuance as an advance.

                             See accompanying notes.
                                       F-7

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


1. Summary of significant accounting policies

   Nature of business:

   Arete Industries, Inc. (Arete), formerly Travis Industries, Inc., a Colorado corporation was incorporated on July 21, 1987. Arete's subsidiary, Global Direct Marketing, Inc. (Global) was in the business of printing advertising materials and coupons and mailing them for its customers. During 1995, the Company filed a plan of reorganization under Chapter XI of the United States Bankruptcy Code, which was approved by the Court. Under the plan of reorganization, approximately $270,000 of debt was forgiven.

   The Company formed Global in October 1998. Certain assets and liabilities of Arete were contributed to Global. The consolidated financial statements of the Company include the accounts of Arete for the entire period and the accounts of Global since inception. All intercompany accounts have been eliminated in the consolidation.

   The Company has become engaged in development of new business ventures including a development stage company which creates, designs, develops, produces and markets highly innovative outdoor adventure sports products and adventure travel services; and a development company engaged in development of a patented neural-networking, intelligent agent software engine and its unique applications for language learning, voice recognition, speech interpretation, vision recognition, and intelligent robotics.

   Discontinued operations:

   During March 2000, the Company abandoned the direct mail and coupon business and shifted its focus toward Aggression Sports, Inc. (Aggression Sports) (see
   Note 2). The direct mail coupon business continued until March 2000. For the years ended December 31, 2000 and 1999, sales of the direct mail and coupon business amounted to $8,035 and $817,917, respectively. At December 31, 2000, the remaining liabilities of this division were $87,625 in trade payables and $46,897 in unpaid payroll taxes.

   Basis of presentation:

   The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at December 31, 2000, the Company has a working capital deficit of $1,061,963 and a stockholders'deficit of $947,792. As a development stage company, the Company continues to rely on infusions of debt and equity capital to fund operations. During 2000, the Company relied principally on cash infusions from its two directors and deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

1. Summary of significant accounting policies (continued)

   reorganization, and is defending a Securities and Exchange Commission enforcement action for alleged securities law violations in February of 1998 (see Note 9). As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

   The   Company's   initiative   to   both   develop  in-house entrepreneurial
   opportunities, and to acquire and/or engage in relationships with private companies through service agreements and/or through merger, acquisition or share exchange, focuses on providing new venture management services in exchange for both equity participation in these enterprises and management fees to defer the Company's overhead and expenses of assisting these entities. In connection with this initiative, the Company plans to assist these new ventures by raising private or public debt and equity funding. During 2000, Aggression Sports generated cash of $719,416 through the sale of Arete's common stock in open market transactions.

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

   Investment in affiliates:

   Investments in which the Company's ownership is equal to or greater than 20% but less than 51% are accounted for using the equity method. Investments in which the Company's ownership is less than 20% will be accounted for under the cost method.

   Depreciation:

   Furniture and equipment, are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful life of three to five years using the straight-line and accelerated methods.

   Revenue recognition:

   The Company recognizes revenue when the goods are shipped.

   Advertising costs:

   The Company expenses the costs of advertising as incurred. Advertising costs amounted to $5,568 for the year ended December 31, 2000.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

1. Summary of significant accounting policies (continued)

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

   Fair value of financial instruments:

   Cash, accounts payable, accrued liabilities and notes payable(excluding the convertible note payable - officer) are carried in the financial statements in amounts which approximate fair value because of the short-term maturity of these instruments. The fair value of the $66,904 convertible note payable is $196,776 based on the common stock price at December 31, 2000 compared to the conversion price contained in the agreement.

   Cash and cash equivalents:

   For purposes of the statement of cash flows, the Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions. At times during the year cash balances at one institution exceeded FDIC limits.

   Net loss per share:

   Basic net loss per common share is based on the weighted average number of shares outstanding during each period presented. Options to purchase stock are included as common stock equivalents when dilutive.

   Reclassifications:

   Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2. Investment in and advances to affiliates

   Aggression Sports:

   During 1998, the Company acquired a 44% ownership interest in Aggression Sports in exchange for 30,000,000 shares of the Company's common stock valued at $150,000. Due to the uncertainty related to the ultimate realization of this carrying value, the $150,000 was written off during the nine months ended December 31, 1998.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

2. Investment in and advances to Affiliates (continued)

   In January 2000, Aggression Sports entered into an agreement to issue 30% of its outstanding common stock in exchange for the right, title and interest in approximately 30 products in various stages of development and various stages of the patenting process. As a result of this agreement, the Company's interest in Aggression Sports was reduced to 31%.

   During 1999, the Company issued 6,100,000 shares of its common stock for services performed by certain individuals on Aggression Sports' behalf. The shares of stock were valued at $74,718 and have been charged to investment in and advances to Aggression Sports. The investment has subsequently been reduced by the Company's 44% share of Aggression Sports net loss for 1999 and 31% share of Aggression Sports net loss for 2000.

   During the year ended December 31, 2000, Aggression Sports sold 21,680,000 shares of Arete for gross proceeds of $719,416. Arete's 31% interest in the proceeds of $223,019 has been recorded as additional paid-in capital.

   Summarized  unaudited  financial  information  of  Aggression  Sports  is  as follows:
                                                        2000       1999
                                                        ----       ----

       Common stock of Arete Industries, Inc.          $ 38,950   $ 142,050
       Current assets                                   189,165       5,037
                                                       --------   ---------

       Total assets                                   $ 228,115   $ 147,087
                                                      =========   =========

       Accounts payable - Arete Industries, Inc.      $ 123,738    $ 74,718
       Other liabilities                                144,214           -
       Stockholders' equity                             (39,837)     72,369
                                                      ---------    --------

                                                      $ 228,115   $ 147,087
                                                      =========   =========

    Sales and other income                            $  13,671   $       -
    Cost of sales                                        (9,238)          -
                                                      ---------   ---------

    Gross profit                                          4,433           -
    Income (loss) on sale of Arete Industries, Inc.
      stock                                             616,316      (2,925)
    General and administrative expenses                (733,455)    (74,718)
                                                      ---------   ---------
    Net loss                                          $(112,706)  $ (77,643)
                                                      =========   =========

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

2. Investment in and advances to Affiliates (continued)

   Applied Behavior Systems, LLC:

   The Company has an agreement to provide new venture management services to assist in the formation of a new company and product development process concerning several unique applications of a patented neural-networking, intelligent agent software engine in conjunction with Applied Behavior Systems, LLC (ABS), an unaffiliated company. Under the agreement, the Company is entitled to fees for management services and will receive an equity interest in this new application development company. Through December 31, 2000, the Company has advanced $140,520 as a bridge loan to finance operations. As these advances have been used for research and development by ABS, these amounts have been recorded as research and development expenses in the accompanying financial statements. During 2000, the Company charged management fees of $110,570 to ABS. These management fees have not been recorded as revenue at this time since collectibility is not reasonably assured.

3. Delinquent amounts payable

   As of December 31, 2000 and 1999, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

4. Notes payable

   Note payable - bank

   During September 1998, the Company signed a promissory note as subsequently amended, in the amount of $50,000, bearing interest 7.49% per annum at December 31, 1999. At December 31, 1999, $19,500 was payable on this note. The note was to mature on October 1, 2000. The note was collateralized by a $25,000 certificate of deposit owned by the Company and a $25,000 certificate of deposit owned by an affiliate of the Company's CEO. The $25,000 certificate of deposit owned by the Company was purchased by the exercise of a compensatory stock option for 5,000,000 shares of the Company's common stock for $25,000. As compensation for allowing the Company to use the affiliate of the CEO's certificate of deposit as collateral, the Company issued 2,500,000 shares of the Company's common stock to the CEO's affiliate. The Company also issued an additional 2,500,000 shares as collateral to ensure repayment of the $25,000 within twelve months of the date of pledge. The Company recorded $25,000 as interest expense during 1998, related to these stock issuances. During 2000, the Company issued 8,750,000 shares of the Company's common stock for the transfer of the certificate of deposit to the Company, accrued interest on the note and the guarantee of the note by the Company's president.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

4. Notes payable (continued)

   Notes payable - related parties:

   On December 21, 1999, the Company entered into a convertible note payable with an officer of the Company for the payment of $81,021 of unpaid wages. The note was payable on December 21, 2000, including simple interest at 10% per annum. The note and accrued interest are convertible into shares of common stock or Class A preferred stock at the option of the holder. The number of shares of common stock that shall be issuable upon conversion of the note (or upon the conversion of the Class A, preferred stock into common stock) shall equal the product of a fraction, the numerator of which is the total principal and interest due under the note at the time of conversion and the denominator of which is 85% of the average weekly closing bid price for the shares of the Company on the date of the note ($.0051 per share). At December 31, 2000 the balance due under this note was $66,904 and interest was accruing at the rate of 18% per annum (see Note 10).

   During 2000, an officer of the Company and a company owned by the Company's Chief Executive Officer loaned to the Company $17,957 and $116,700, respectively, evidenced by notes payable. The notes are due upon demand, bear interest at 9.5% per annum and are unsecured.

5. Preferred stock

   The Company prepared Articles of Amendment to the Articles of Incorporation dated October 30, 1998 whereby a new class of preferred stock was designated as "Class A Cumulative Convertible Preferred Stock" of which 100,000 shares may be issued. The Class A preferred stock has a cumulative dividend at prime rate and is redeemable for cash at the rate of $10 per share, plus accrued but unpaid dividends at the option of the Company. Each of the Class A preferred shares is convertible at any time after thirty days from issuance at face value and convertible into an equal amount of common stock at 110% of the average weekly closing bid price of the common stock. The Class A shares have certain voting rights and other rights and preferences as specified in the amended articles. The Company intends to use this Class A preferred stock as consideration for unpaid officers' compensation. During 1999, 3,000 shares of Class A preferred stock was issued to two officers of the Company in payment for past services valued at $30,000. During 2000, the 3,000 shares of Class A preferred stock were converted into 2,600,000 shares of common stock.

   On December 31, 1991, 28,400,000 shares of Series B voting, noncumulative, redeemable preferred stock was issued to three major shareholders in exchange for $710,000 of outstanding loans. The Series B stock was converted into common stock during 1998 and 1999. The Series B stock was stated at its redemption price which is cost and was redeemable at the discretion of the Company upon 30 days written notice to the holder. See Note 7 for a description of the changes to the conversion terms and other matters related to the Series B preferred stock.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

6. Stockholders' equity

   Stock issuances:

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

   During the year ended December 31, 2000, 34,721,886 shares of the Company's common stock were issued to employees and consultants for services. The Company also sold 1,738,660 shares of common stock to a consultant for cash.

   Stock options:

   Incentive Stock Option Plans ("ISO")

   The Company has established the 1999 and 2000 ISO plans for employees, directors and consultants or other advisors. The Company has reserved a maximum of 35,000,000 and 50,000,000 common shares, respectively, to be issued upon the exercise of options granted under the ISO plans. The purchase price of each share of stock under the ISO will be determined by the Board of Directors or the Compensation Committee. The ISO exercise term will not exceed ten years.

   In November 1999, the board of directors authorized the issuance of options to purchase 10,000 shares of Class A preferred stock to two employees for $10 per share, convertible into shares of the Company's common stock at $.010 per share. In January 2000, the board of directors authorized the issuance of options to purchase 65,000 shares of Class A preferred stock for $10 per share to five individuals, convertible into the Company's common stock at $.025 per share. During 2000, options to purchase 8,938 shares of Class A preferred stock were exercised and immediately converted into 8,938,497 shares of common stock. The remainder of the 1999 Class A options were converted to common stock options to purchase 1,061,503 shares at the rate of $.010 per share. During 2000, an employee exercised an option to purchase 7,084 shares of Class A preferred stock which was immediately converted into 2,833,500 shares of common stock. The remainder of the 2000 options were converted to common stock options to purchase 22,166,500 shares at the rate of $.025 per share.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

6. Stockholders' equity (continued)

   During 1999, the board of directors authorized the issuance of 16,500,000 options to purchase common stock exercisable at $.011 per share to three employees of the Company. During 2000, 6,000,000 of these options were exercised resulting in cash proceeds to the Company of $66,000. During January 2000, the board of directors authorized the issuance of 500,000 options to purchase common stock exercisable at $.005 per share, which options were exercised in June 2000. During October 2000, the board of directors granted options to purchase 3,500,000 shares of the Company's common stock exercisable at $.021 per share. During December 2000, the board of directors granted options to purchase 10,000,000 shares of the Company's common stock exercisable at $.0175 per share. During December 2000, 6,000,000 options were exercised in exchange for notes receivable of $117,250. The notes bear interest at 6% per annum and are payable on demand. Options to purchase 1,776,714 were exercised in payment of accrued wages.

   The following is a summary of stock option activity, all of which are currently exercisable:

                                                     Weighted
                                     Option price    Average       Number of
                                       per share   exercise price    shares
                                       ----------  --------------  ---------
   Balance, December 31, 1998               -            -                 -

   Granted                            $.01 to $.011   $.011       18,000,000
   Exercised                              $.01         $.01       (1,500,000)
                                      -------------    ----       -----------

   Balance, December 31, 1999            $.011        $.011       16,500,000

   Granted                           $.005 to $.025   $.020       49,000,000
   Expired                                        -       -                -
   Exercised                         $.005 to $.025   $.013      (23,215,211)
                                     --------------   -----      -----------

   Balance, December 31, 2000        $.010 to $.025   $.020       42,284,789
                                                                  ==========



   The following is additional information with respect to those options outstanding at December 31, 2000:

                                  Weighted
                                  average           Weighted
                               contractual life     average        Number of
     Option price per share       in years       exercise price      shares
     ----------------------       --------       --------------      ------

             $0.010                 2.5              $0.010        1,061,503
             $0.011                 9                $0.011       10,500,000
             $0.0175                1               $0.0175        5,723,286
             $0.025                 0.5              $0.025       25,000,000

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

6. Stockholders' equity (continued)

   The Company  has  adopted the  disclosure-only  provisions  of  Statement  of
   Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the periods ended December 31, 2000 and 1999 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                 2000        1999

        Net loss - as reported               $ (1,388,663) $ (536,904)
        Net loss - pro forma                   (1,538,342)   (726,904)
        Loss per share - as reported                    -           -
        Loss per share - pro forma                      -           -


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 5.84% to 6.20%; and expected life of .5 to 1.5 years.

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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
8. Income taxes

   The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $3,037,000 which expire in years through 2020.

   As of December 31, 2000 and 1999, total deferred tax assets, liabilities and valuation allowances are as follows:

                                                            2000         1999
                                                            ----         ----
     Deferred tax asset resulting from loss
       carryforward                                      $1,133,000   $ 352,000
     Deferred tax asset resulting from future deductions    177,000     110,000
     Valuation allowance                                 (1,310,000)   (462,000)
                                                         ---------    ---------
        Net deferred tax asset                           $       -    $       -
                                                         =========    =========


   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

   The Company's net operating losses are restricted as to the amount which may be utilized in any one year. The Company's net operating loss carryforwards expire as follows:

                December 31, 2015                             $  458,000
                       2016                                      224,000
                       2017                                      304,000
                       2018                                      835,000
                       2019                                      161,000
                       2020                                    1,055,000
                                                              ----------

                                                              $3,037,000
                                                              ==========

9. Commitments and contingencies

   Lease commitments:

   On March 22, 2000, the Company entered into a building lease for office space in Boulder, Colorado. Minimum monthly rent is $6,500 for the three-year lease term. The total commitment under this lease amounts to $179,016.

   Rent expense for the years ended December 31, 2000 and December 31, 1999 amounted to $54,267 and $46,445, respectively.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


9. Commitments and contingencies (continued)

   Securities and Exchange Commission investigation:

   In August 1999, the U.S. Securities and Exchange Commission (the "Commission") instituted a civil action in the Federal District Court in Colorado for the District of Colorado instituting an injunctive proceeding against the Company, its current CEO and former officers and directors, under
   Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging that false and/or misleading information was contained in certain press releases issued by the Company in February 1998, and further citing violations of
   Section 15(d) of the Exchange Act and rules 15d-1 and 15d-3 for late and missing filings of periodic reports under the Exchange Act. As of the date of this report, a final order approving a consent to entry of an injunction has been entered as to the two former officers and directors in which they consented to the entry of an injunction against them without admitting or denying the factual findings of the commissions contained in the settlement offer and order and agreeing to payment of civil penalties.

   Under provisions of the Company's Articles and By-laws and pursuant to the Change in Control Agreement dated April 30, 1998, in which the two former officers and directors resigned, the Company agreed to indemnify and pay legal fees and the civil penalties of these two former officers and directors which agreement has been finalized in the form of a final settlement agreement between the Company, the former officers and directors, their attorney and the current CEO, entered into in the fourth quarter of 2000.

   The Company and the current CEO are presently defending this action through separate counsel, have filed responsive pleadings and have engaged in serious settlement discussions independently with the Commission. The Company has executed a settlement offer and the regional enforcement staff has transmitted it to the Commission in Washington for approval, of which there are no guarantees it will do so. The CEO and the regional enforcement staff have had serious settlement discussions and a verbal offer has been tendered for referral to and approval by the Commission, also, of which there is no assurance that the offer will be accepted. Case preparation and discovery have been put on hold pending a response from the Commission in Washington D.C.

   As authorized in the Company's corporate charter, the board of directors has agreed to indemnify and advance fees and expenses to the CEO for his costs of defending this action.

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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


9. Commitments and contingencies (continued)

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

10.Subsequent events

   During January 2001, the Company borrowed $100,000 from two unrelated individuals evidenced by a note bearing no interest, payable on June 15, 2002, but callable initially on January 15, 2001, and then on July 15, 2001. The Company issued 2,000,000 shares of its common stock as consideration for the loans and 10,000,000 shares of its common stock to be held as collateral for payment of the loans. If the loan is not paid by June 15, 2001, the lender has the option of retaining the collateral shares in full payment of the notes. The Company's Chief Executive Officer also transferred 1,000,000 shares of common stock owned personally to one of the note holders as additional consideration for the transaction.

   During January and March 2001, the board of directors granted, to an officer of the Company, options to purchase 5,000,000 and 6,500,000 shares of the Company's common stock exercisable at $.015 and $.01 per share, respectively. The January stock options were exercised by the officer of the Company in exchange for a demand note receivable bearing interest at 6% per annum. The March stock options were exercised utilizing accrued salaries of the officer in payment of the exercise price.

   The Company borrowed additional funds from an officer of the Company increasing the balance of the note payable described in Note 4 from $66,904 to $84,912 as of March 9, 2001. On March 9, 2001, the officer of the Company converted the note into common stock, pursuant to the original terms of the note, at the rate of $.0051 per share resulting in the issuance of 16,649,367 shares of common stock. During February and March 2001, the Company issued 3,050,643 shares of its common stock in exchange for consulting services valued at $35,349.