Form 10KSB/A
period 2000-12-31
ARETE INDUSTRIES INC
filed 2001-04-12
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A


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


   Denver, Colorado
   March 30, 2001                                     CAUSEY DEMGEN & MOORE INC.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2000 and 1999

                                                            2000          1999
                                                            ----          ----
Current assets:
   Cash and cash equivalents                           $   13,376    $   15,844
   Certificate of deposit (Note 4)                         52,387        25,000
   Accounts receivable, less allowance for
    doubtful accounts of $0                                     -           519
   Prepaid expenses                                        26,031         1,200
                                                       ----------    ----------

    Total current assets                                   91,794        42,563

Furniture and equipment, at cost net of accumulated
   depreciation of $5,478 (2000) and $233 (1999)           18,995         2,096

Security deposit                                            5,954             -

Investments in and advances to Applied Behavior Systems,
   LLC (Note 2)                                                -             -

Investment in and advances to Aggression Sports
   (Note 2)                                                89,222        40,560
                                                       ----------    ----------

                                                       $  205,965    $   85,219
                                                       ==========    ==========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable (Note 3)                           $  201,979    $  204,318
   Accrued expenses                                       508,462        34,409
   Accrued payroll taxes (Note 3)                         191,755       146,130
   Notes payable (Note 4)                                  50,000        24,500
   Notes payable - related parties (Note 4)               201,561        81,021
   Stock subscription payment received                          -         7,333
                                                       ----------    ----------

    Total current liabilities                           1,153,757       497,711

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
                                                       ==========    ==========

                             See accompanying notes.
                                       F-2

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
                 For the years ended December 31, 2000 and 1999


                                                          2000          1999
                                                          ----          ----

Revenues:
   Management fees - Agression Sports (Note 2)        $   96,600    $         -
   Other income                                           12,343              -
                                                      ----------    -----------

    Total revenues                                       108,943              -

Operating expenses:
   Depreciation                                            5,129              -
   Research and development (Note 3)                     140,520              -
   Rent                                                   47,827              -
   Salaries (Note 4)                                     882,677              -
   Other operating expenses                              259,379              -
                                                      ----------    -----------

    Total costs and expenses                           1,335,532              -
                                                      ----------    -----------

      Total operating income (loss)                   (1,226,589)             -

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)         (179,977)       (34,158)
   Interest expense                                      (25,077)        (3,839)
   Interest income                                         3,000            833
                                                      ----------    -----------

    Total other income (expense)                        (202,054)       (37,164)
                                                      ----------    -----------

Net loss from continuing operations                   (1,428,643)       (37,164)

Gain on sale of assets related to discontinued
  operations                                              10,000         40,061
Net loss from discontinued operations (Note 1)           (70,520)      (539,801)
                                                      ----------    -----------

Net loss (Note 8)                                     (1,489,163)      (536,904)
Accrued dividends applicable to Class A preferred
   stock (Note 5)                                              -         (2,475)
                                                      ----------    -----------

Net loss applicable to common shareholders           $(1,489,163)   $  (539,379)
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