Form 10QSB
period 2001-03-31
ARETE INDUSTRIES INC
filed 2001-05-22
CIK 820901

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

    For the period ended:   March 31, 2001
                            --------------
or

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2001, Registrant had 432,762,922 shares of common stock, No par value, outstanding.

                                TABLE OF CONTENTS


                                                                       Page No.

    Consolidated Financial Statements:

   Consolidated Balance Sheet at March 31, 2001 and March 31, 2000
   (unaudited)                                                             2

   Consolidated Statements of Operations for the Three Months Ended
   March 31, 2001 and 2000 (unaudited)                                     3

   Consolidated Statements of Operations for the Three Months Ended
   March 31, 2001 and 2000 (unaudited)                                     4

   Consolidated Statement of Stockholders' Deficit for the Three Months
   Ended  March  30, 2001 (unaudited)                                      5

   Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 2001 and 2000                                                 6-7

   Notes to Unaudited Consolidated Financial Statements at March 30,
   2001                                                                    8-11

   Management's  Discussion and Analysis of Financial Condition
   and Results of Operations                                               12-14

Financial Condition                                                        17

Signatures                                                                 19

  FINANCIALS GO HERE

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations of financial position, made in this Quarterly Report on Form 10-QSB are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future profitability of our business, gross margin, improvement in operating loss and sales, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the accessibility to additional capital, the rate of growth and consumer acceptance of the Internet and online commerce, the amount that the Company invests in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, and risks of fulfillment throughout and productivity. These risks and uncertainties, as well as other risks and uncertainties, could cause the Company's actual results to differ significantly from management's expectations.

General Summary

As previously reported, we embarked on a new direction of operations in the early part of 2000 of providing New Venture Management Services. The first major step in that direction was our development of Aggression Sports, Inc., d/b/a Arete Outdoors during the first quarter 2000 followed late in the second quarter 2000 with our next opportunity, Applied Behavior Systems, LLC. with its SpeechTeach Technology, which evolved into the initiative to create Seventh Generation Technologies, Inc. as a vehicle to pursue development of an intelligent robotics operating system. Since launching these initiatives, we have made a substantial investment in these businesses, but have encountered difficulty in raising further needed development capital, and/or establishing a revenue base which would sustain operations. In order to preserve the viability of these investments and meet our commitments, we have terminated supporting ongoing operations for these ventures financially until alternative resources and opportunities can be developed.

In the last half of 2000, the management team rapidly transformed the Company with investments in, and management services contributed to, several promising companies and projects. The next step in Arete Industries' development is to begin a program that management has coined as the `Dividend Program'. The Dividend Program is intended to provide an attractive investment vehicle for professional investors to invest in the Company's current development projects and in future portfolio companies the Company is seeking to acquire. The Dividend Program is also intended to distribute direct ownership to the shareholders in the Company's future mergers, acquisitions and investments. Management believes that the Program will also attract promising new acquisition opportunities by offering the entrepreneurs and investors a near-term path to liquidity in the public markets through a registered public spin-off and/or rights offering to Arete's shareholders.

Outdoors Equipment:  Arete Outdoors.
-----------------------------------

During the fourth and first quarters of 2000 and 2001 respectively, we executed the first production and marketing season for our two products, the Rush Downhiller snow scooter and our SnowFangs. The Rush was marketed to mountain ski resorts across the country and introduced to the Colorado ski resort Copper Mountain and by January 2001, was on the slopes of this popular ski resort. Initial feed back from those renting the Rush was very favorable. People of all down hilling skill levels using the Rush found it easy to operate, fun and unique. The snowshoe was marketed through traditional wholesale channels to high-end mountaineering shops through several representative groups in the US and Europe. Feedback from users who tried the snowshoe was very positive, while we missed most of the selling season due to design and production delays. Finally, to develop a more stable and low cost source of revenue, we hired a marketing and sales manager in November of 2000, to initiate a program of distributing and selling third party outdoor products into the traditional wholesale/retail market.

The combination of lower than expected sales revenues and higher development costs created a situation which reasonably, in our opinion, supports our determination to seek alternative ways of generating revenues from Arete Outdoors. With a view toward maximizing the developed Rush and SnowFangs snowshoe and several other products we have taken steps to cease incurring further costs and the process of seeking other investors/partners. Part of this process included terminating our existing arrangements with Michael Lowe subsequent to the end of the first quarter. We are also seeking outside buyers or strategic partners to continue marketing and development of our products, including the Rush and SnowFangs snowshoe. Patent applications have been filed on the Rush and SnowFangs. We will examine the benefits of seeking patent protection of the other products.

We are optimistic about this phase as preliminary discussions with several national outdoor equipment manufacturers have yielded exploratory interest. We plan to make the web site Adventure Travel Services available with this transition as well.

The current financial statements contained herein treat subsidiary Aggression Sports, Inc. (d/b/a Arete Outdoors) on a non-consolidated basis, i.e. as an investment.

II.   Patented Intelligent Agent Software

Applied Behavior Systems, LLC, ("ABS") has developed a patented intelligent agent software that has unique applications for language learning, voice recognition, vision recognition and intelligent robotics. In June 2000 we entered a New Venture Management Services with ABS which agreed to pay Arete $16,000 per month. The services, include accounting, management services, office facilities with common computer and telephone network services. In November 2000, we entered into an agreement with ABS to form a new company, subsequently called Seventh Generation Technologies, Inc. ("7GT"), which would expand the relationship beyond bringing to market a new teaching software for children with developmental learning disabilities called "Speech Teach" to include the development of self training software for robots. The new agreement permits exploration and utilization of this software for applications beyond education and language. The agreement is with 7GT (Seventh Generation Technologies, Inc, f/k/a VerbalTech Labs, Inc.). 7GT has opened and conducted several meetings with outside investors and interested potential industrial users of this type of technology. 7GT has carried its development of the adaptive capabilities of the new software to the point it is actively seeking outside investor and partnering. Initial efforts to develop the software for this new application point to the realistic ability to instruct a robotic operation verbally. To carry development of this software application further outside funding is necessary, as well as a potential refocusing of 7GT to only the development of the robotic software. For prudent business reasons cost cutting steps to maintain its market viability have been implemented, including reduced payroll.

III.     Other Opportunities

Subsequent event. In April 2001, we formed a new company called Eagle Capital Fund Corporation. This new business helps fund governmental construction projects in the state of Colorado. The Tabor Amendment, passed in Colorado in the mid-1990's, creates the niche this new opportunity fills. The Tabor Amendment requires any governmental entity in the state of Colorado to obtain voter approval for certain types of expenditures. For example, the Tabor Amendment prohibits cities, counties or the state from issuing bonds or raising taxes absent voter approval. This places a significant burden on governing bodies when attempting to carryout their duties particularly as regards construction needs. Colorado, and especially cities/counties from Greeley to Pueblo (a/k/a the "Front Range") are experiencing rapid growth and development. In an effort to satisfy the governing needs to management this growth alternative means of funding capital expenditures has become important. Gerald
J. Brandimarte has been brokering such financing options for several years. Mr. Brandimarte, currently undertaking such efforts for a firm sought to use his skills independently. Our New Venture Management Services offer him such an opportunity. We will provide Mr. Brandimarte with office support, namely accounting, telephone answering, etc., in return for a percentage of gross revenues on all deals closed and funded. An agreement dated April 16, 2001 was entered into with Mr. Brandimarte.

Employees:
Arete Industries, Inc. has seven full time employees, Outdoors has no employees and ABS has two employees.

Financial Condition
-------------------
The Company had a working capital deficit as of March 31, 2001, of ________. This compares to a working capital deficit of $_________ at March 31, 2000. Losses were partially funded with accrued salaries and shares issued for services. During the 3-month period ended March 31, 2001, the Company issued 31,200,010 shares of common stock for services.

Results of Operations
---------------------
The Company's financial performance has been stabilized by the termination of its co-op coupon business, and the execution of the New Venture Management Services strategy has not yet developed into significant financial results.

The Company's operating revenues of $_______ was management fees charged for its New Venture Management Services for the three months ended March 31, 2001.

For the quarter ended March 31, 2001, the Company incurred $_______ in operating expenses. The Company's future expectation is that these expenses will remain relatively stable, but may increase over time relative to growth in revenues from its management services.

Liquidity and Capital Resources
-------------------------------
At this time we are seeking buyers and/or investors for Arete Outdoors to move the products into the mainstream markets in the US and Europe. Capital received from sale of this operation to investors will be used to liquidate expenses incurred in developing the products, Rush and SnowFangs snowshoes to production. The Company anticipates the sales proceeds will be adequate to resolve primary obligations.

The Company had a stockholder's deficit in excess of assets at March 31, 2001 of $_______. This is compared to stockholder's deficit in excess of assets at March 31, 2000 of $__________. The stockholder's deficit increased due to the Company's operating at a loss.

Management believes its New Venture Management Services strategy, despite recent adverse events, is appropriate for ultimate viable financial success of the company. Despite limited working capital for Company's new business incubation initiatives Management is committed to forging ahead toward positioning itself to attract larger sources of financing to improve its infrastructure. Management is resolved to continue to support the Company and its incubator partners as long as it is able to generate positive cash flow to finance growth and retire debt within the near term, of which there is no assurance. Due to the current financial condition of the Company and the volatility in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with bank debt on favorable terms in the near future. Never the less, due to such conditions, the Company may be required to issue further common stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term.

At March 31, 2001, the Company had no material commitments for capital expenditures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Period ended March 31, 2001, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

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

          There are no Exhibits filed herewith.

          There were no Reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARETE INDUSTRIES, INC.


Date: March 31, 2001              By:  /s/  Thomas Y. Gorman, CFO
                                      -------------------------------
                                      Thomas Y. Gorman, CFO
                                      Principal Financial and Accounting Officer