Form 10QSB/A
period 2001-03-31
ARETE INDUSTRIES INC
filed 2001-05-22
CIK 820901

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


Commission File Number  33-16820-D
                        ----------


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

                                TABLE OF CONTENTS


                                                                       Page No.

Consolidated Financial Statements:

   Consolidated Balance Sheet at March 31, 2001 and December 31, 2000
   (unaudited)                                                             2

   Consolidated Statements of Operations for the Three Months Ended
   March 31, 2001 and 2000 (unaudited)                                     3

   Consolidated Statement of Stockholders' Deficit for the Three Months
   Ended  March  31, 2001 (unaudited)                                      4

   Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 2001 and 2000                                                 5-6

   Notes to Unaudited Consolidated Financial Statements at March 31,
   2001                                                                    7-9

Management's  Discussion and Analysis of Financial Condition
and Results of Operations                                                 10-12

Part II - Other Information                                                12

Signatures                                                                 13


                     ARETE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2001 and December 31, 2000
                                  (Unaudited)
                                     ASSETS


                                                                              2001           2000
                                                                          -----------    -----------
Current assets:
    Cash and cash equivalents                                             $       792    $    13,376
    Certificate of deposit                                                          -         52,387
    Prepaid expenses                                                           51,320         26,031
                                                                          -----------    -----------

      Total current assets                                                     52,112         91,794

Furniture and equipment, at cost net of accumulated
    depreciation of $9,318 (2001) and $5,478 (2000)                            15,155         18,995

Security deposit                                                                5,954          5,954

Investment in and advances to Applied Behavior Systems,
    LLC (Note 2)                                                                    -              -

Investment in and advances to Aggression Sports
    (Note 2)                                                                  153,245         89,222
                                                                          -----------    -----------

                                                                          $   226,466    $   205,965
                                                                          ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 3)                                             $   215,866    $   201,979
    Accrued expenses                                                          606,433        508,462
    Accrued payroll taxes (Note 3)                                            198,445        191,755
    Notes payable (Note 4)                                                    100,000         50,000
    Notes payable - related parties (Note 4)                                  180,407        201,561
                                                                          -----------    -----------

      Total current liabilities                                             1,301,151      1,153,757

Commitments and contingencies (Notes 1, 3 and 6)

Stockholders' deficit (Note 4):
    Convertible Class A preferred stock; $10 face value, 100,000 shares authorized, 3,000 shares issued and
      outstanding (liquidation preference $32,475)                                  -              -
    Common stock, no par value; 499,900,000 shares
      authorized, 405,622,922 (2001) and 372,422,912 (2000)
      shares issued and outstanding                                         8,835,621      8,515,871
    Accumulated deficit                                                    (9,718,056)    (9,346,413)
    Notes receivable from sale of stock                                      (192,250)      (117,250)
                                                                          -----------    -----------

      Total stockholders' deficit                                          (1,074,685)      (947,792)
                                                                          -----------    -----------

                                                                          $   226,466    $   205,965
                                                                          ===========    ===========

                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                   2001             2000
                                                              -------------    -------------

Revenues:
    Management fees - Aggression Sports (Note 2)              $      23,400     $          -
    Other income                                                     18,240                -
                                                              -------------    -------------

      Total revenues                                                 41,640                -

Operating expenses:
    Depreciation                                                      3,840                -
    Research and development (Note 2)                               111,612                -
    Rent                                                             20,960                -
    Other operating expenses                                        216,441                -
                                                              -------------    -------------

      Total costs and expenses                                      352,853                -
                                                              -------------    -------------

        Total operating income (loss)                              (311,213)               -

Other income (expense):
    Equity in loss of Aggression Sports (Note 2)                    (33,590)          (2,000)
    Interest expense                                                (29,812)          (6,757)
    Interest income                                                   2,972              563
                                                              -------------    -------------

      Total other income (expense)                                  (60,430)          (8,194)
                                                              -------------    -------------

Net loss from continuing operations                                (371,643)          (8,194)

Net loss from discontinued operations (Note 1)                            -          (70,520)
                                                              -------------    -------------

Net loss applicable to common shareholders                    $    (371,643)   $     (78,714)
                                                              =============    =============


Basic and diluted loss per share from continuing operations   $           *    $           *
                                                              =============    =============

Basic and diluted loss per share                              $           *    $           *
                                                              =============    =============


Weighted average common shares outstanding                      393,295,000      265,404,922
                                                              =============    =============

* - Less than $.01 per share

                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)

                                                    Common stock
                                              -------------------------   Accumulated
                                                 Shares       Amount        deficit
                                              -----------   -----------   -----------
Balance, December 31, 2000                    372,422,912   $ 8,515,871   $(9,346,413)

   Issuance of common stock for
     services (Note 4)                          3,050,643        35,348             -

   Issuance of common stock upon conversion
     of note payable - related party           16,649,367        84,912             -

   Issuance of common stock in payment of
     interest on notes payable                  2,000,000        30,000

   Common stock issued upon exercise
     of options (Note 4)                        6,500,000        65,000             -

   Interest in sale of Arete common stock
     by equity-method investee (Note 2)                 -        24,490             -

   Common stock issued upon exercise
     of options paid for by a note
     receivable (Note 4)                        5,000,000        80,000
   Net loss for the quarter ended
     March 31, 2001                                     -             -      (371,643)
                                              -----------   -----------   -----------

Balance, March 31, 2001                       405,622,922   $ 8,835,621   $(9,718,056)
                                              ===========   ===========   ===========


                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                2001         2000
                                                              ---------    ---------
Cash flows from operating activities:
    Net loss                                                  $(371,643)   $ (78,714)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                             3,840          116
        Equity in loss of Aggression Sports                      33,590        2,000
        Stock issued for services and interest on notes          70,348       46,410
        Note issued for services                                      -            -
        Changes in assets and liabilities:
          Accounts receivable                                         -           74
          Prepaid expenses                                      (25,289)       1,200
          Accounts payable                                       13,887      (23,690)
          Accrued expenses                                      104,661        4,358
                                                              ---------    ---------

            Total adjustments                                   201,037       30,468
                                                              ---------    ---------

        Net cash used in operating activities                  (170,606)     (48,246)

Cash flows from investing activities:
    Investments in and advances to Aggression Sports            (73,123)     (15,548)
    Maturity (purchase) of certificate of deposit                52,387       25,000
                                                              ---------    ---------

        Net cash provided by (used in) investing activities     (20,736)       9,452

Cash flows from financing activities:
    Proceeds from issuance of common stock                            -       64,652
    Proceeds from exercise of stock options                      65,000       66,000
    Proceeds from note payable - related parties                 63,758            -
    Proceeds from note payable                                  100,000            -
    Payments on long term debt                                  (50,000)     (19,500)
                                                              ---------    ---------

      Net cash provided by financing activities                 178,758      111,152
                                                              ---------    ---------

Net increase in cash and cash equivalents                       (12,584)      72,358
Cash and cash equivalents at beginning of period                 13,376       15,844
                                                              ---------    ---------

Cash and cash equivalents at end of period                    $     792    $  88,202
                                                              =========    =========


                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                         (Continued from preceding page)

                                                                2001         2000
                                                              ---------    ---------
Supplemental disclosure of cash flow information:

    Interest paid during the period                           $       -    $     507
                                                              =========    =========
    Income taxes paid during the period                       $       -    $       -
                                                              =========    =========

Supplemental disclosure of non-cash investing and financing activities:

    During the quarter ended March 31, 2000, the Company issued common stock valued at $15,548 to employees of Aggression Sports and treated such issuance as an advance.

    During the quarter ended March 31, 2001, a note payable to a related party with an outstanding balance of $84,912 was converted into common stock.

                             See accompanying notes.

                       ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


1.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2000 and March 31, 2001, and the results of operations and cash flows for the periods ended March 31, 2000 and 2001.

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

     Basis of presentation:

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at March 31, 2001, the Company has a working capital deficit of $1,249,039 and a stockholders' deficit of $1,074,685. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization, and is being investigated by the Securities and Exchange Commission for alleged securities law violations (see Note 6). As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

2.   Investment in and advances to affiliates
     ----------------------------------------

     In prior years, the Company acquired a 31% ownership interest in Aggression Sports in exchange for 30,000,000 shares of the Company's common stock valued at $150,000. During the three months ended March 31, 2001, Aggression Sports sold 5,690,000 shares of Arete for gross proceeds of $79,002. Arete's 31% interest in the proceeds of $24,490 has been recorded as additional paid-in capital.

     Applied Behavior Systems, LLC:

     The Company has an agreement to provide new venture management services to assist in the formation of a new company and product development process concerning several unique applications of a patented neural-networking, intelligent agent software engine in conjunction with Applied Behavior Systems, LLC (ABS), an unaffiliated company. Under the agreement, the Company is entitled to fees for management services and will receive an equity interest in this new application development company. Through March 31, 2001, the Company has advanced $251,766 as a bridge

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


2.   Investment in and advances to affiliates (continued)
     ----------------------------------------------------

     loan to finance operations. As these advances have been used for research and development by ABS, these amounts have been recorded as research and development expenses in the accompanying financial statements. During 2001, the Company charged management fees of $48,000 to ABS. These management fees have not been recorded as revenue at this time since collectibility is not reasonably assured.

3.   Delinquent amounts payable
     --------------------------

     As of March 31, 2001, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

4.   Stockholders' equity
     --------------------

     During the three months ended March 31, 2001, (1) an officer of the Company converted an $84,912 note payable into 16,649,367 shares of the Company's common stock, (2) the Company issued 3,050,643 shares of common stock for services valued at $35,348, (3) the Company issued 2,000,000 shares of common stock in exchange for a $30,000 of accrued interest on a note payable and (4) the Company issued 11,500,000 shares of common stock upon the exercise of stock options. The Company also issued 10,000,000 of its common stock to be held as collateral for the payment of two notes payable with a principal balance of $100,000 in the aggregate. These shares have not been reflected as outstanding as they are considered treasury shares.

     In January 2001, the board of directors authorized the issuance of options to purchase 5,000,000 and 6,500,000 shares of common stock for $.015 and $.010 per share, respectively, to one individual. The 5,000,000 options were exercised in exchange for a note receivable of $75,000 and the 6,500,000 options were exercised by reducing the balance of accrued wages payable to the individual.

5.   Income taxes
     ------------

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $3,356,000 which expire in years through 2021.

     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonable assured.

     The Company's net operating losses are restricted as to the amount which may be utilized in any one year.

6.   Commitments and contingencies
     -----------------------------

     Securities and Exchange Commission investigation:

     In  August  1999,  the  U.S.   Securities  and  Exchange   Commission  (the
     "Commission") instituted a  civil action in the  Federal  District Court in

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


6.   Commitments and contingencies (continued)
     -----------------------------------------

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

General Summary

As previously reported, we embarked on a new direction of operations in the early part of 2000 of providing New Venture Management Services. The first major step in that direction was our development of Aggression Sports, Inc., d/b/a Arete Outdoors during the first quarter 2000 followed late in the second quarter 2000 with our next opportunity, Applied Behavior Systems, LLC. with its SpeechTeach Technology, which evolved into the initiative to create Seventh Generation Technologies, Inc. as a vehicle to pursue development of an intelligent robotics operating system. Since launching these initiatives, we have made a substantial investment in these businesses, but have encountered difficulty in raising further needed development capital, and/or establishing a revenue base which would sustain operations. In order to preserve the viability of these investments and meet our commitments, we have terminated supporting ongoing operations for these ventures financially until alternative resources and opportunities can be developed, of which there can be no assurance made at this time.

In the last half of 2000, the management team rapidly transformed the Company with investments in, and management services contributed to, several promising companies and projects. The next step in Arete Industries' development is to begin a program that management has coined as the `Dividend Program'. The Dividend Program is intended to provide an attractive investment vehicle for professional investors to invest in the Company's current development projects and in future portfolio companies the Company may identify for acquisition in the future. The Dividend Program is also intended to distribute direct ownership to the shareholders in the Company's future mergers, acquisitions and investments. Management believes that the Program will also attract promising new acquisition opportunities by offering the entrepreneurs and investors a near-term path to liquidity in the public markets through a registered public spin-off and/or rights offering to Arete's shareholders.

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

II.   Patented Intelligent Agent Software

Applied Behavior Systems, LLC, ("ABS") has developed a patented intelligent agent software that has unique applications for language learning, voice recognition, vision recognition and intelligent robotics. In June 2000 we entered a New Venture Management Services with ABS which agreed to pay Arete $16,000 per month. The services include accounting, management services, office facilities with common computer and telephone network services. In November 2000, we entered into an agreement with ABS to form a new company, subsequently called Seventh Generation Technologies, Inc. ("7GT"), which would expand the relationship beyond bringing to market a new teaching software for children with developmental learning disabilities called "Speech Teach" to include the development of self training software for robots. The new agreement permits exploration and utilization of this software for applications beyond education and language. The agreement is with 7GT (Seventh Generation Technologies, Inc, f/k/a VerbalTech Labs, Inc.). 7GT has opened and conducted several meetings with outside investors and interested potential industrial users of this type of technology. 7GT has carried its development of the adaptive capabilities of the new software to the point it is actively seeking outside investor and partnering. Initial efforts to develop the software for this new application point to the realistic ability to instruct a robotic operation verbally. To carry development of this software application further outside funding is necessary, as well as a potential refocusing of 7GT to only the development of the robotic software. For prudent business reasons cost cutting steps to maintain its market viability have been implemented, including reduced payroll.

III.     Other Opportunities

Subsequent event. In April 2001, we formed a new company called Eagle Capital Funding Corp. This new business will help local municipalities and county agencies fund construction projects in the state of Colorado. The Tabor Amendment, passed in Colorado in the mid-1990's, creates the niche this new opportunity fills. The Tabor Amendment requires any governmental entity in the state of Colorado to obtain voter approval for certain types of expenditures. For example, the Tabor Amendment prohibits cities, counties or the state from issuing bonds or raising taxes absent voter approval. This places a significant burden on governing bodies when attempting to carry out their duties particularly as regards large capital development projects such as new building construction. Colorado, and especially cities/counties from Greeley to Pueblo (a/k/a the "Front Range") are experiencing rapid growth and development. In an effort to satisfy the governing needs to manage this growth, alternative means of funding capital expenditures has become important. Gerald J. Brandimarte has been brokering such financing options for several years. Mr. Brandimarte, recently pursued this business with a small front-range commercial construction firm, sought to pursue this business independently. Our New Venture Management Services offer him such an opportunity. We will provide Mr. Brandimarte with office support, namely accounting, telephone answering, etc., in return for a percentage of gross revenues on all deals closed and funded. An agreement dated effective April 16, 2001 was entered into by the Company with Mr. Brandimarte.

Employees:
Arete Industries, Inc. has seven full time employees, Outdoors has no employees and ABS has two employees.

Financial Condition
-------------------
The Company had a working capital deficit as of March 31, 2001, of $1,249,039. This compares to a working capital deficit of $1,061,963 at December 31, 2000. Losses were partially funded with accrued salaries and shares issued for services. During the 3-month period ended March 31, 2001, the Company issued 3,050,643 shares of common stock for services.

Results of Operations
---------------------
The Company's financial performance has been stabilized by the termination of its co-op coupon business, and the execution of the New Venture Management Services strategy has not yet developed into significant financial results.

The Company's operating revenues for the three months ended March 31, 2001 was $41,640, net of an additional $18,600 charged to Aggression Sports, Inc., which amount has been eliminated in the preparation of the financial statements.

For the quarter ended March 31, 2001, the Company incurred $352,853 in operating expenses. The Research and Development line item of $111,612 represents money advanced to ABS, LLC. Following the end of the first quarter 2001, the Company stopped funding operations of Aggression Sports, Inc. except to protect or preserve the value of its assets or to take advantage of business opportunities it may encounter to exploit its assets. The Company also has ceased funding operations of ABS, LLC. The Company 's future expectation is that these expenses will not increase except commensurate with an increase in revenue from its management services.

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

The Company had a stockholder's deficit at March 31, 2001 of $1,074,685. This is compared to a stockholder's deficit at December 31, 2000 of $947,792. The stockholder's deficit increased due to the Company's operating at a loss.

Management believes its New Venture Management Services strategy, despite recent adverse events, is appropriate for ultimate viable financial success of the company. Despite limited working capital for the Company's new business incubation initiatives, Management is committed to forging ahead toward positioning itself to attract larger sources of financing to improve its infrastructure. Management is resolved to continue to support the Company and its incubator partners as long as it is able to generate positive cash flow to finance growth and retire debt within the near term, of which there is no assurance. Due to the current financial condition of the Company and the volatility in the market for the Company's common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity securities, or with bank debt on favorable terms in the near future. Never the less, due to such conditions, the Company may be required to issue further common stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term.

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

       None

Item 3. Defaults Upon Senior Securities.

       None.

Item 5. Other Information.

       None.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are attached:

         Exhibit No.               Description
        -----------          -----------------------
            --                        NONE

There were no Reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARETE INDUSTRIES, INC.


Date: May 22, 2001               By:  /s/  Thomas Y. Gorman, CFO
                                      -------------------------------
                                      Thomas Y. Gorman, CFO
                                      Principal Financial and Accounting Officer