Form 10QSB
period 2001-06-30
ARETE INDUSTRIES INC
filed 2001-08-20
CIK 820901

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

    For the period ended:   June 30, 2001
                            -------------
or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X] Yes     [ ] No


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  [X] Yes     [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2001, Registrant had 470,825,562 shares of common stock, No par value, outstanding.

                                TABLE OF CONTENTS


                                                                       Page No.

Consolidated Financial Statements:

Consolidated Balance Sheet at June 30, 2001 and June 30, 2000
(unaudited)                                                               2

Consolidated Statements of Operations for the Three Months Ended
June 30, 2001 and 2000 (unaudited)                                        3

Consolidated Statements of Operations for the Six Months Ended
June 30, 2001 and 2000 (unaudited)                                        4

Consolidated Statement of Stockholders' Deficit for the Six Months
Ended June 30, 2001 (unaudited)                                           5

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2001 and 2000                                                  6-7

Notes to Unaudited Consolidated Financial Statements at
June 30, 2001                                                          8-10

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             11-13

Financial Condition                                                      14

Signatures                                                               17


                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                  2001             2000
                                                              ------------     ------------

Current assets:
    Cash and cash equivalents                                 $         45    $     13,376
    Certificate of deposit                                               -          52,387
    Prepaid expenses                                                22,148          26,031
                                                              ------------    ------------

      Total current assets                                          22,193          91,794

Furniture and equipment, at cost net of accumulated
    depreciation of $9,318 (2001) and $5,478 (2000)                 15,155          18,995

Security deposit                                                     5,409           5,954

Investment in and advances to Applied Behavior Systems,
    LLC (Note 2)                                                         -               -

Investment in and advances to Aggression Sports
    (Note 2)                                                       102,000          89,222
                                                              ------------    ------------

                                                              $    144,757    $    205,965
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
    Accounts payable (Note 3)                                 $    306,088    $    201,979
    Accrued expenses                                               711,692         508,462
    Accrued payroll taxes (Note 3)                                 198,445         191,755
    Settlement due                                                  30,000               -
    Notes payable (Note 4)                                         100,000          50,000
    Notes payable - related parties (Note 4)                       178,459         201,561
                                                              ------------    ------------

      Total current liabilities                                  1,524,684       1,153,757

Commitments and contingencies (Notes 1, 3 and 6)

Stockholders' deficit (Note 4):
    Convertible Class A preferred stock; $10 face
      value,  100,000 shares authorized, no shares issued
      and outstanding                                                    -               -
    Common stock, no par value; 499,900,000 shares
      authorized, 453,163,302 (2001) and 372,422,912 (2000)
      shares issued and outstanding                              9,018,455       8,515,871
    Accumulated deficit                                        (10,184,357)     (9,346,413)
    Notes receivable from sale of stock                           (214,025)       (117,250)
                                                              ------------    ------------

      Total stockholders' deficit                               (1,379,927)       (947,792)
                                                              ------------    ------------

                                                              $    144,757    $    205,965
                                                              ============    ============

                             See accompanying notes.


                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months ended June 30, 2001 and 2000
                                   (Unaudited)
                                                                   2001              2000
                                                              -------------    -------------

Revenues:
    Management fees - Aggression Sports (Note 2)              $      10,000    $      30,000
    Other income                                                     30,324                -
                                                              -------------    -------------

      Total revenues                                                 40,324           30,000

Operating expenses:
    Depreciation                                                          -              849
    Research and development (Note 2)                                10,324                -
    Rent                                                             19,692            6,931
    Salaries (Note 4)                                                     -          159,731
    Other operating expenses                                        302,960          114,203
                                                              -------------    -------------

      Total costs and expenses                                      332,976          281,714
                                                              -------------    -------------

        Total operating income (loss)                              (292,652)        (251,714)

Other income (expense):
    Equity in loss of Aggression Sports (Note 2)                    (10,423)         (75,005)
    Impairment of investment in Aggression Sports (Note 2)         (141,711)               -
    Interest expense                                                (27,085)          (1,847)
    Interest and miscellaneous income                                 5,570            9,863
                                                              -------------    -------------

      Total other income (expense)                                 (173,649)         (66,989)
                                                              -------------    -------------

Net loss from continuing operations                                (466,301)        (318,703)

Net loss from discontinued operations (Note 1)                            -                -
                                                              -------------    -------------

Net loss applicable to common shareholders                    $    (466,301)   $    (318,703)
                                                              =============    =============


Basic and diluted loss per share from continuing operations   $          *     $          *
                                                              =============    =============

Basic and diluted loss per share                              $          *     $          *
                                                              =============    =============


Weighted average common shares outstanding                      427,694,000      265,404,922
                                                              =============    =============

* - Less than $.01 per share

                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                  2001             2000
                                                              -------------    -------------
Revenues:
    Management fees - Aggression Sports (Note 2)              $      33,400    $      30,000
    Other income                                                     48,564                -
                                                              -------------    -------------
      Total revenues                                                 81,964           30,000

Operating expenses:
    Depreciation                                                      3,840              849
    Research and development (Note 2)                               121,936                -
    Rent                                                             40,651            6,931
    Salaries (Note 4)                                                     -          159,731
    Other operating expenses                                        519,401          114,203
                                                              -------------    -------------

      Total costs and expenses                                      685,828          281,714
                                                              -------------    -------------

        Total operating income (loss)                              (603,864)        (251,714)

Other income (expense):
    Equity in loss of Aggression Sports (Note 2)                    (44,013)         (77,005)
    Impairment of investment in Aggression Sports (Note 2)         (141,711)               -
    Interest expense                                                (56,898)          (8,604)
    Interest and miscellaneous income                                 8,542           10,426
                                                              -------------    -------------

      Total other income (expense)                                 (234,080)         (75,183)
                                                              -------------    -------------

Net loss from continuing operations                                (837,944)        (326,897)

Net loss from discontinued operations (Note 1)                            -          (70,520)
                                                              -------------    -------------

Net loss applicable to common shareholders                    $    (837,944)   $    (397,417)
                                                              =============    =============


Basic and diluted loss per share from continuing operations   $          *     $          *
                                                              =============    =============

Basic and diluted loss per share                              $          *     $          *
                                                              =============    =============


Weighted average common shares outstanding                      416,495,000      265,404,922
                                                              =============    =============

* - Less than $.01 per share

                             See accompanying notes.


                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     For the six months ended June 30, 2001
                                   (Unaudited)

                                                 Common stock
                                                 ------------                  Accumulated
                                                    Shares         Amount        deficit
                                                 ------------   ------------   ------------

Balance, December 31, 2000                        372,422,912   $  8,515,871   $ (9,346,413)

    Issuance of common stock for
      services (Note 4)                            23,591,023        111,182              -

    Issuance of common stock upon conversion
      of note payable - related party (Note 4)     36,649,367        158,912              -

    Issuance of common stock in payment of
      interest on notes payable (Note 4)            2,000,000         30,000

    Common stock issued upon exercise
      of options (Note 4)                          11,500,000         88,000              -

    Interest in sale of Arete common stock
      by equity-method investee (Note 2)            2,000,000         34,490              -

    Common stock issued upon exercise
      of options paid for by a note
      receivable (Note 4)                           5,000,000         80,000
    Net loss for the six months ended
      June 30, 2001                                         -              -       (837,944)
                                                 ------------   ------------   ------------

Balance, June 30, 2001                            453,163,302   $  9,018,455   $(10,184,357)
                                                 ============   ============   ============

                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                               2001         2000
                                                             ---------    ---------
Cash flows from operating activities:
   Net loss                                                  $(837,944)   $(397,417)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                             3,840          965
       Equity in loss of Aggression Sports                      44,013       77,005
       Impairment of investment in Aggression Sports           141,711            -
       Stock issued for services and interest on notes         146,182       93,910
       Changes in assets and liabilities:
         Accounts receivable                                         -      (12,120)
         Prepaid expenses                                        3,526        1,200
         Accounts payable                                      104,109         (869)
         Accrued expenses                                      239,920       81,722
                                                             ---------    ---------

           Total adjustments                                   683,301      241,813
                                                             ---------    ---------

       Net cash used in operating activities                  (154,643)    (155,604)

Cash flows from investing activities:
   Purchase of property and equipment                                -            -
   Security deposit                                                545       (5,664)
   Investments in and advances to Aggression Sports           (169,012)     106,692
   Maturity (purchase) of certificate of deposit                52,387       25,000
                                                             ---------    ---------

       Net cash provided by (used in) investing activities    (116,080)     126,028

Cash flows from financing activities:
   Proceeds from issuance of common stock                            -       67,152
   Proceeds from exercise of stock options                      88,000       66,000
   Proceeds from note payable - related parties                119,392            -
   Proceeds from note payable                                   50,000            -
   Payments on long term debt                                        -      (19,500)
                                                             ---------    ---------

     Net cash provided by financing activities                 257,392      113,652
                                                             ---------    ---------

Net increase in cash and cash equivalents                      (13,331)      84,076
Cash and cash equivalents at beginning of period                13,376       15,844
                                                             ---------    ---------

Cash and cash equivalents at end of period                   $      45    $  99,920
                                                             =========    =========

                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)
                         (Continued from preceding page)



Supplemental disclosure of cash flow information:               2001         2000
                                                             ---------    ---------
    Interest paid during the period                          $       -    $   8,604
                                                             =========    =========
    Income taxes paid during the period                      $       -    $       -
                                                             =========    =========

Supplemental disclosure of non-cash investing and financing activities:

    During the quarter ended March 31, 2000, the Company issued common stock valued at $15,548 to employees of Aggression Sports and treated such issuance as an advance

    During the six months ended June 30, 2001, notes payable from two related parties with outstanding balances of $158,912 were converted into common stock


                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

1.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2000 and June 30, 2001, and the results of operations and cash flows for the periods ended June 30, 2000 and 2001.

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

     Basis of presentation:

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at June 30, 2001, the Company has a working capital deficit of $1,502,491 and a stockholders' deficit of $1,397,927. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization, and is being investigated by the Securities and Exchange Commission for alleged securities law violations (see Note 6). As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

2.   Investment in and advances to affiliates
     ----------------------------------------

     In prior years, the Company acquired a 31% ownership interest in Aggression Sports in exchange for 30,000,000 shares of the Company's common stock valued at $150,000. During the three months ended June 30 and March 31, 2001, Aggression Sports sold 550,000 and 5,690,000 shares, respectively of Arete for gross proceeds of $82,362. Arete's 31% interest in the proceeds of $34,490 has been recorded as additional paid-in capital.

     During May 2001, the Company agreed to buy out the 30% share of Aggression Sports owned by the creator of Aggression's products for $40,000 worth of the Company's stock to be issued over a four-month period. As of June 30, 2001, 2,000,000 shares of common stock were issued and an additional 6,000,000 shares of common stock are being held in escrow. The Company has recorded an impairment in the value of this investment.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


2.   Investment in and advances to affiliates (continued)
     ----------------------------------------------------

     Applied Behavior Systems, LLC:

     The Company has an agreement to provide new venture management services to assist in the formation of a new company and product development process concerning several unique applications of a patented neural-networking, intelligent agent software engine in conjunction with Applied Behavior Systems, LLC (ABS), an unaffiliated company. Under the agreement, the Company was entitled to fees for management services and was to receive an equity interest in this new application development company. Through June 30, 2001, the Company has advanced $260,672 as a bridge loan to finance operations. As these advances have been used for research and development by ABS, these amounts have been recorded as research and development expenses in the accompanying financial statements. During 2001, the Company charged management fees of $80,000 to ABS. These management fees have not been recorded as revenue at this time since collectibility is not reasonably assured. During May 2001, the Company ceased funding ABS's operations.

3.   Delinquent amounts payable
     --------------------------

     As of June 30, 2001, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

4.   Stockholders' equity
     --------------------
     During the six months ended June 30, 2001, (1) two officers of the Company converted $158,912 of notes payable into 36,649,367 shares of the Company's common stock, (2) the Company issued 23,591,023 shares of common stock for services valued at $111,182, (3) the Company issued 2,000,000 shares of common stock in exchange for a $30,000 of accrued interest on a note payable (4) the Company issued 11,500,000 shares of common stock upon the exercise of stock options and (5) the Company issued 2,000,000 shares of common stock as part of the settlement price for an additional 30% investment in Aggression Sports. The Company also issued 10,000,000 shares of its common stock to be held as collateral for the payment of two notes payable with a principal balance of $100,000 in the aggregate and 6,000,000 shares of its common stock held in escrow to be issued for the settlement price for an additional 30% investment in Aggression Sports. These shares have not been reflected as outstanding as they are considered Treasury shares. As of June 30, 2001, the 10,000,000 shares of common stock as collateral for the payment of two notes payable may be kept by the note holders upon conversion of the notes into stock at the note holders' option.

     In January 2001, the board of directors authorized the issuance of options to purchase 5,000,000 and 6,500,000 shares of common stock for $.015 and $.010 per share, respectively, to one individual. The 5,000,000 options were exercised in exchange for a note receivable of $75,000 and the 6,500,000 options were exercised by reducing the balance of accrued wages payable to the individual.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


5.   Income taxes
     ------------
     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $3,670,000 which expire in years through 2021.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations of financial position, made in this Quarterly Report on Form 10-QSB are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including, without limitation, the Company has been unprofitable since inception to the end of the 2nd Quarter, 2001. This may affect the stock price and public float and further reducing liquidity. The Company's actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future profitability of our business, gross margin, improvement in operating loss and sales, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the accessibility to additional capital, the rate of growth and consumer acceptance of the Internet and online commerce, the amount that the Company invests in new business opportunities and the timing of those investments, customer-spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, and risks of fulfillment throughout and productivity. These risks and uncertainties, as well as other risks and uncertainties, could cause the Company's actual results to differ significantly from management's statements.


General Summary

During the current quarter, the Company was forced to cease supporting operations of its two incubation projects, new product development of leading edge outdoor sports products designed by Mike Lowe at Arete Outdoors, and its software development program including SpeechTeach, a computer program which teaches speech to developmentally disabled and brain damaged individuals, plus a voice driven email project and a robot operating system or digital brain, via a core artificial intelligence software program designed by William Hutchison of

Applied Behavioral Systems, LLC ("ABS"). While these were promising businesses, inability to generate revenue from the outdoor products in the introductory season and the evaporation of interest of venture capitalists in start-ups, forced the Company to sharply cut back its overhead, stop funding these projects, and to critically re-evaluate its business model. The Company is acting to preserve the value of its investments in these two projects to the extent possible and to find other means of development of these products through third party relationships or new investors.

The Company has initiated strong measures to promote short and medium term survival and is preparing to pursue opportunities that have existing operations, revenues and credible upside. Secondly, the Company is seeking a means to share, in the near term, the value of its past investments with its current shareholders while evaluating effective measures to recapitalize the company to make it attractive as both an acquisition vehicle for more mature business entities and as an investment for professional investors and small investors alike.

The following describes events and transactions in the past period.

Outdoors Equipment: Arete Outdoors.
-----------------------------------
The Company spent significant financial and management resources developing the first two Mike Lowe designs, which were ultimately introduced late in the winter season of 2001. Due to late completion of final designs of both the SnowFang snow shoes and the Rush Downhiller, and the complexity we encountered in introducing the Rush Downhiller snow scooter into ski areas, market penetration during that season was a disappointment. Without at least nominal revenue to sustain operations, the Company could not justify maintaining the overhead of its facilities and employees or new product development. As a result, the previous agreement with Mike Lowe has been terminated. As part of the settlement with Mr. Lowe, he returned all of his shares of stock in Arete Outdoors. In addition, Arete Outdoors retained all title, right and interest in the Downhiller and SnowFang designs, while Mr. Lowe retained the rights to the product designs the Company determined were not patentable or commercially viable. Arete Outdoors stock will be issued to Arete Industries, Inc., as consideration for compensating Mr. Lowe pursuant to the settlement agreement. Mr. Lowe remains available as a consultant and a designer for the future, but he is pursuing other career opportunities at this time.

Arete Outdoors is correcting course and is developing a plan to create near term revenue in a low overhead, multi-season business of representing and distributing high margin products and accessories in multiple outdoor sports categories manufactured by third parties, including European companies seeking access to US markets. We will undertake to import, market and open distribution channels for these types of products in the US and then build channels to sell US made products into Europe, Asia and Australia. Another key area of refocused energy is the development of direct marketing channels including catalogue and e-business. The current vision is to create marketing expertise and fulfillment capacity as needed and to minimize or avoid manufacturing and product development. In turn, we will try to find manufacturers with interests and resources to properly market the SnowFangs snowshoe and the Rush Downhiller products, as a licensing or joint venture project.

Management has determined to cease all operating expenses in an effort to preserve Outdoors' assets pending its development of outside investment and e-commerce operations. Toward that vane all expenses, including employee payroll, have ceased. To date the Company has invested approximately $782,000 in Outdoors, which has generated approximately $22,000 in revenues.

The current financial statements contained herein treat subsidiary Aggression Sports, Inc. (d/b/a Arete Outdoors) on a non-consolidated basis, i.e. as an investment.


II.  Patented Intelligent Agent Software

During the latter half of 2000 through May of this year, we worked with our incubator client, Applied Behavior Systems, LLC, ("ABS") and Behavior Systems, LLC, ("BS") who had developed a patented intelligent agent software program that has unique applications for language learning, voice recognition, vision recognition and intelligent robotics. In connection with these efforts, we contributed senior management services and capital in the form of loans, and sought outside investment capital to help continue and expand these programs toward commercialization. Due to a variety of causes, no outside capital was obtained, forcing Management to stop incurring further expenses in May 2001. There are no employee payroll or other expenses being incurred at this time in connection with this program. The sole owner of ABS and BS, William Hutchison, has filed a petition under Chapter 7 of the US Bankruptcy laws in the District of Colorado in July 2001. To date Company has expended approximately $485,000 in the ABS/BS software development program, which has yet to generate any revenues.

On November 16, 2000, the Company entered into an agreement with ABS and BH to form a new corporation to pursue applications of the technology beyond that which was being employed by ABS in connection with SpeechTeach, a language learning software program for learning delayed children. Because ABS could not continue as a going concern without additional financial support and because no financing was obtained for the new venture, it is highly likely that the intent of the November 16, 2000 agreement will not be fulfilled. Management is currently exploring the possibility of pursing the software opportunity in a variety of different structures, which may be initiated sometime later during fall/winter of 2001-2002.

In an effort to continue the business opportunity provided in this unique software system a new subsidiary, called Seventh Generation Technologies, Inc. ("7GT"), has been formed. Although originally formed for the purpose of developing and marketing the intelligent robotics aspects of the ABS/BS patented software it is anticipated that it will now be used to obtain a non-exclusive license agreement from ABS and/or BS to permit 7GT a right to use their core technology in certain applications worldwide.

III.   Other Opportunities

In April 2001, a new company was formed called Eagle Capital Funding Corp. ("Eagle") in conjunction with a business opportunity being developed by Mr. Gerald J. Brandimarte of Pueblo, Colorado. Mr. Brandimarte's new business helps locate and acquire construction finance, bonding and permanent take-out financing for commercial construction projects. In addition to locating such funding for `credit' borrowers in the private sector, it will also pursue a special niche of funding municipal construction projects for governmental agencies, in special states including Colorado, which have certain taxing limitations preventing such entities from incurring obligations, which have maturities in excess of one year. Due to explosive growth and development in these states, governmental entities face the need to undertake capital improvements, which need is burdened by need to obtain voter approval.

The original agreement with Mr. Brandimarte, dated April 16, 2001, and subsequently modified whereby Mr. Brandemarte will be a majority shareholder. The agreement is subject to continuing modification and Mr. Brandimarte has contributed services but no assets, and , will contribute certain selected ongoing and pending funding projects. Mr. Brandimarte will also be entitled to work on other projects outside the scope of Eagle's business model, and will continue independently until Eagle is properly funded. It is anticipated that the Company will provide certain management and administrative services to Eagle for a monthly management fee.

Employees:
----------
Arete Industries, Inc. has 4 full time employees, and its subsidiary, Aggression Sports, Inc. presently has no employees. Seventh Generation Technologies, Inc. presently has no operations and has no employees. Effective June 1, 2001, Michael Parsons and Larry Mortimer left the company to pursue other employment opportunities. Messrs. Raabe and Gorman remain on a deferred salary basis as the company's principal officers and directors.

Financial Condition
-------------------
The Company had a working capital deficit as of June 30, 2001, of $1,502,491. This compares to a working capital deficit of $1,061,963 at December 31, 2000. Losses were partially funded with accrued salaries and shares issued for services. During the 3-month period ended June 30, 2001, the Company issued
  20,540,380 shares of common stock for services.

Results of Operations
---------------------
The company's financial performance has been significantly affected by failure to generate sales revenues from the sports equipment operations at Arete Outdoors and the inability to secure further development financing for ABS and for the intelligent robotics operations at Seventh Generation Technologies, Inc.

The Company's operating revenues of $40,324 was management fees charged for its New Venture Management Services for the three months ended June 30, 2001.

For the quarter ended June 30, 2001, the Company incurred $332,976 in operating expenses. We are presently working to drastically reduce monthly operating expenses to a bare minimum to sustain our viability while we seek one or more new businesses opportunities to start-up or acquire through purchase, merger or acquisition. Our future expectation is that monthly operating expenses will remain as low as possible until such new opportunities are initiated, of which there can be no assurance, in which event, the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business entities.

Liquidity and Capital Resources
-------------------------------
We are refocusing our efforts on opportunities that will generate immediate revenue, and this includes continuing to seek revenue generating activities for Arete Outdoors including finding manufacturing and/or marketing partners for our developed products, finding distribution and marketing opportunities from third party manufacturers for high-margin sports and leisure product categories, and to arrive at a mutually agreeable go forward plan for Eagle. This would be done in conjunction with our development of an e-business and direct marketing operation, which will require little additional capital to develop. The Company is also seeking investors or a strategic alliance for its voice artificial intelligence/robotics software development operations as well.

The Company had a stockholders' deficit at June 30, 2001 of $1,397,927 . This is compared to a stockholders' deficit at December 31, 2000 of $947,792. The stockholders' deficit increased due to the Company's operating at a loss.

Management is committed to refocusing its efforts toward generation of immediate revenues. While we believe the business opportunities presented in both Outdoors and ABS were sound, the extensive need for capital exceeded our available resources, and current economic conditions have made it extremely difficult to raise capital in a situation without a reasonable expectation of near term revenue from operations.

Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term and will threaten its ability to continue as a going concern.

Due to its recent liquidity issues, the company and subsidiary, Aggression Sports, Inc. have delinquent on several short term obligations for its operating overhead, trade payables, and state and federal employment taxes, resulting in tax liens being imposed on the respective company's assets, which will have to be resolved with an infusion of new capital, of which no assurances can be made.

At June 30, 2001, the Company had no material commitments for capital expenditures.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Period ended June 30, 2001, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

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

ARETE INDUSTRIES, INC.


Date: August 20, 2001

By: /s/ Thomas Y. Gorman, CFO
------------------------------------------
Thomas Y. Gorman, CFO
Principal Financial and Accounting Officer