Form 10QSB
period 2001-09-30
ARETE INDUSTRIES INC
filed 2001-11-19
CIK 820901

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

    For the period ended:   September 30, 2001
                            ------------------
or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 19, 2001, Registrant had 486,825,562 shares of common stock, No par value, outstanding.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY


                                      INDEX


                                                                     Page No.

Consolidated Financial Statements:

Consolidated Balance Sheet at September 30, 2001 and
December 31, 2000 (unaudited)                                           2

Consolidated Statements of Operations for the Three
Months Ended September 30, 2001 and 2000 (unaudited)                    3

Consolidated Statements of Operations for the Nine
Months Ended September 30, 2001 and 2000 (unaudited)                    4

Consolidated Statement of Stockholders' Deficit for the
Nine Months Ended September 30, 2001 (unaudited)                        5

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2001 and 2000                               6-7

Notes to Unaudited Consolidated Financial Statements at
September 30, 2001                                                     8-10


                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                                   2001            2000
                                                                               ------------    ------------
Current assets:
    Cash and cash equivalents                                                  $      1,464    $     13,376
    Certificate of deposit                                                             --            52,387
    Prepaid expenses                                                                 19,651          26,031
                                                                               ------------    ------------

      Total current assets                                                           21,115          91,794

Furniture and equipment, at cost net of accumulated
    depreciation of $11,014 (2001) and $5,478 (2000)                                  9,287          18,995

Security deposit                                                                      5,409           5,954

Investment in and advances to Applied Behavior Systems,
    LLC (Note 2)                                                                       --              --

Investment in and advances to Aggression Sports
    (Note 2)                                                                        100,395          89,222
                                                                               ------------    ------------

                                                                               $    136,206    $    205,965
                                                                               ============    ============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 3)                                                  $    319,261    $    201,979
    Accrued expenses                                                                786,983         508,462
    Accrued payroll taxes (Note 3)                                                  198,445         191,755
    Settlement due                                                                   30,000            --
    Notes payable (Note 4)                                                          100,000          50,000
    Notes payable - related parties (Note 4)                                        175,767         201,561
                                                                               ------------    ------------

      Total current liabilities                                                   1,610,456       1,153,757

Commitments and contingencies (Notes 1, 3 and 6)

Stockholders' deficit (Note 4):
    Convertible Class A preferred stock; $10 face value, 100,000 shares authorized, no shares issued and
      outstanding                                                                      --              --
    Common stock, no par value; 499,900,000 shares
      authorized, 470,825,562 (2001) and 372,422,912 (2000)
      shares issued and outstanding                                               9,053,780       8,515,871
    Accumulated deficit                                                         (10,310,415)     (9,346,413)
    Notes receivable from sale of stock                                            (217,615)       (117,250)
                                                                               ------------    ------------

      Total stockholders' deficit                                                (1,474,250)       (947,792)
                                                                               ------------    ------------

                                                                               $    136,206    $    205,965
                                                                               ============    ============

                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
             For the three months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                 2001              2000
                                                             -------------    -------------
Revenues:
    Management fees - Aggression Sports (Note 2)             $        --      $     108,000
    Other income                                                      --               --
                                                             -------------    -------------

      Total revenues                                                  --            108,000

Operating expenses:
    Depreciation                                                     1,696            1,972
    Research and development (Note 2)                                 --               --
    Rent                                                            15,285           19,947
    Salaries (Note 4)                                                 --            162,023
    Other operating expenses                                       102,428          162,201
                                                             -------------    -------------

      Total costs and expenses                                     119,409          346,143
                                                             -------------    -------------

        Total operating income (loss)                             (119,409)        (238,143)

Other income (expense):
    Equity in loss of Aggression Sports (Note 2)                    (4,562)         (49,228)
    Impairment of investment in Aggression Sports (Note 2)            --               --
    Interest expense                                                (5,104)          (1,034)
    Interest and miscellaneous income                                3,017            1,760
                                                             -------------    -------------

      Total other income (expense)                                  (6,649)         (48,502)
                                                             -------------    -------------

Net loss from continuing operations                               (126,058)        (286,645)

Net loss from discontinued operations (Note 1)                        --               --
                                                             -------------    -------------

Net loss applicable to common shareholders                   $    (126,058)   $    (286,645)
                                                             =============    =============


Basic and diluted loss per share from continuing operations  $        *       $         *
                                                             =============    =============

Basic and diluted loss per share                             $        *       $         *
                                                             =============    =============

Weighted average common shares outstanding                     476,938,000      332,752,000
                                                             =============    =============

* - Less than $.01 per share

                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)
                                                                2001              2000
                                                            -------------    -------------

Revenues:
   Management fees - Aggression Sports (Note 2)             $      33,400    $     138,000
   Other income                                                    48,564             --
                                                            -------------    -------------

     Total revenues                                                81,964          138,000

Operating expenses:
   Depreciation                                                     5,536            2,821
   Research and development (Note 2)                              121,936           26,878
   Rent                                                            55,936          274,254
   Salaries (Note 4)                                                 --            175,000
   Other operating expenses                                       621,829          148,904
                                                            -------------    -------------

     Total costs and expenses                                     805,237          627,857
                                                            -------------    -------------

       Total operating income (loss)                             (723,273)        (489,857)

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)                   (48,575)        (126,233)
   Impairment of investment in Aggression Sports (Note 2)        (141,711)          10,000
   Interest expense                                               (62,002)          (9,638)
   Interest and miscellaneous income                               11,559            2,186
                                                            -------------    -------------

     Total other income (expense)                                (240,729)        (123,685)
                                                            -------------    -------------

Net loss from continuing operations                              (964,002)        (613,542)

Net loss from discontinued operations (Note 1)                       --            (70,520)
                                                            -------------    -------------

Net loss applicable to common shareholders                  $    (964,002)   $    (684,062)
                                                            =============    =============


Basic and diluted loss per share from continuing operations $        *       $         *
                                                            =============    =============

Basic and diluted loss per share                            $        *       $         *
                                                            =============    =============

Weighted average common shares outstanding                    464,790,000      323,610,000
                                                            =============    =============

* - Less than $.01 per share

                            See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the nine months ended September 30, 2001
                                   (Unaudited)
                                                 Common stock
                                                 ------------                  Accumulated
                                                    Shares         Amount        deficit
                                                 ------------   ------------   ------------
Balance, December 31, 2000                        372,422,912   $  8,515,871   $ (9,346,413)

    Issuance of common stock for
      services (Note 4)                            31,253,283        126,507           --

    Issuance of common stock upon conversion
      of note payable - related party (Note 4)     46,649,367        178,912           --

    Issuance of common stock in payment of
      interest on notes payable (Note 4)            2,000,000         30,000

    Common stock issued upon exercise
      of options (Note 4)                          11,500,000         88,000           --

    Interest in sale of Arete common stock
      by equity-method investee (Note 2)            2,000,000         34,490           --

    Common stock issued upon exercise
      of options paid for by a note
      receivable (Note 4)                           5,000,000         80,000
    Net loss for the nine months ended
      September 30, 2001                                 --             --         (964,002)
                                                 ------------   ------------   ------------

Balance, September 30, 2001                       470,825,562   $  9,053,780   $(10,310,415)
                                                 ============   ============   ============

                            See accompanying notes.


                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


                                                               2001         2000
                                                             ---------    ---------
Cash flows from operating activities:
   Net loss                                                  $(964,002)   $(684,062)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                             5,536        2,937
       Equity in loss of Aggression Sports                      48,575      126,233
       Impairment of investment in Aggression Sports           141,711         --
       Stock issued for services and interest on notes         161,507      225,863
       Changes in assets and liabilities:
         Accounts receivable                                      --        (69,675)
         Prepaid expenses                                        6,023       (1,193)
         Accounts payable                                      117,282        5,326
         Accrued expenses                                      315,793      150,599
                                                             ---------    ---------

           Total adjustments                                   796,427      440,090
                                                             ---------    ---------

       Net cash used in operating activities                  (167,575)    (243,972)

Cash flows from investing activities:
   Purchase of property and equipment                             --         (3,932)
   Security deposit                                                545       (5,664)
   Investments in and advances to Aggression Sports           (171,969)     106,334
   Maturity (purchase) of certificate of deposit                52,387      (25,919)
                                                             ---------    ---------

       Net cash provided by (used in) investing activities    (119,037)      70,819

Cash flows from financing activities:
   Proceeds from issuance of common stock                         --         67,152
   Proceeds from exercise of stock options                      88,000       68,500
   Proceeds from note payable - related parties                136,700         --
   Proceeds from note payable                                   50,000       26,500
   Payments on long term debt                                     --           --
                                                             ---------    ---------

     Net cash provided by financing activities                 274,700      162,152
                                                             ---------    ---------

Net increase in cash and cash equivalents                      (11,912)     (11,001)
Cash and cash equivalents at beginning of period                13,376       15,844
                                                             ---------    ---------

Cash and cash equivalents at end of period                   $   1,464    $   4,843
                                                             =========    =========

                            See accompanying notes.


                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)

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

    During the nine months ended September 30, 2001, notes payable from two related parties with outstanding balances of $178,912 were converted into common stock.


                            See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


1.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2000 and September 30, 2001, and the results of operations and cash flows for the periods ended September 30, 2000 and 2001.

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

     Basis of presentation:

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at September 30, 2001, the Company has a working capital deficit of $1,589,341 and a stockholders' deficit of $1,474,250. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization, and is being investigated by the Securities and Exchange Commission for alleged securities law violations (see Note 6). As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

     During May 2001, the Company agreed to buy out the 30% share of Aggression Sports owned by the creator of Aggression's products for $40,000 worth of the Company's stock to be issued over a four-month period. As of September 30, 2001, 2,000,000 shares of common stock were issued and an additional 6,000,000 shares of common stock are being held in escrow. The Company has recorded an impairment in the value of this investment.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


2.   Investment in and advances to affiliates (continued)
     ----------------------------------------------------

     Applied Behavior Systems, LLC:
     The Company has an agreement to provide new venture management services to assist in the formation of a new company and product development process concerning several unique applications of a patented neural-networking, intelligent agent software engine in conjunction with Applied Behavior Systems, LLC (ABS), an unaffiliated company. Under the agreement, the Company was entitled to fees for management services and was to receive an equity interest in this new application development company. Through September 30, 2001, the Company has advanced $260,672 as a bridge loan to finance operations. As these advances have been used for research and development by ABS, these amounts have been recorded as research and development expenses in the accompanying financial statements. During 2001, the Company charged management fees of $80,000 to ABS. These management fees have not been recorded as revenue at this time since collectibility is not reasonably assured. During May 2001, the Company ceased funding ABS's operations.

3.   Delinquent amounts payable
     --------------------------

     As of September 30, 2001, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

4.   Stockholders' equity
     --------------------

     During the nine months ended September 30, 2001, (1) two officers of the Company converted $178,912 of notes payable into 46,649,367 shares of the Company's common stock, (2) the Company issued 31,253,283 shares of common stock for services valued at $126,507, (3) the Company issued 2,000,000 shares of common stock in exchange for a $30,000 of accrued interest on a note payable (4) the Company issued 11,500,000 shares of common stock upon the exercise of stock options and (5) the Company issued 2,000,000 shares of common stock as part of the settlement price for an additional 30% investment in Aggression Sports. The Company also issued 10,000,000 shares of its common stock to be held as collateral for the payment of two notes payable with a principal balance of $100,000 in the aggregate and 6,000,000 shares of its common stock held in escrow to be issued for the settlement price for an additional 30% investment in Aggression Sports. These shares have not been reflected as outstanding as they are considered Treasury shares. As of September 30, 2001, the 10,000,000 shares of common stock as collateral for the payment of two notes payable may be kept by the note holders upon conversion of the notes into stock at the note holders' option.

     In January 2001, the board of directors authorized the issuance of options to purchase 5,000,000 and 6,500,000 shares of common stock for $.015 and $.010 per share, respectively, to one individual. The 5,000,000 options were exercised in exchange for a note receivable of $75,000 and the 6,500,000 options were exercised by reducing the balance of accrued wages payable to the individual.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


5.   Income taxes
     ------------
     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $________ which expire in years through 2021.

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