Form 10QSB/A
period 2001-09-30
ARETE INDUSTRIES INC
filed 2001-11-20
CIK 820901

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2001, Registrant had 486,825,562 shares of common stock, No par value, outstanding.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY


                                      INDEX


                                                                     Page No.

Consolidated Financial Statements:

Consolidated Balance Sheet at September 30, 2001 and
December 31, 2000 (unaudited)                                           2

Consolidated Statements of Operations for the Three
Months Ended September 30, 2001 and 2000 (unaudited)                    3

Consolidated Statements of Operations for the Nine
Months Ended September 30, 2001 and 2000 (unaudited)                    4

Consolidated Statement of Stockholders' Deficit for the
Nine Months Ended September 30, 2001 (unaudited)                        5

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2001 and 2000                               6-7

Notes to Unaudited Consolidated Financial Statements at
September 30, 2001                                                     8-10


Item 2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             11-14

Financial Condition                                                   15-19


Part II - Other Information

Signatures                                                            19


                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                                   2001            2000
                                                                               ------------    ------------
Current assets:
    Cash and cash equivalents                                                  $      1,464    $     13,376
    Certificate of deposit                                                             --            52,387
    Prepaid expenses                                                                 19,651          26,031
                                                                               ------------    ------------

      Total current assets                                                           21,115          91,794

Furniture and equipment, at cost net of accumulated
    depreciation of $11,014 (2001) and $5,478 (2000)                                  9,287          18,995

Security deposit                                                                      5,409           5,954

Investment in and advances to Applied Behavior Systems,
    LLC (Note 2)                                                                       --              --

Investment in and advances to Aggression Sports
    (Note 2)                                                                        100,395          89,222
                                                                               ------------    ------------

                                                                               $    136,206    $    205,965
                                                                               ============    ============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 3)                                                  $    319,261    $    201,979
    Accrued expenses                                                                786,983         508,462
    Accrued payroll taxes (Note 3)                                                  198,445         191,755
    Settlement due                                                                   15,650            --
    Notes payable (Note 4)                                                          100,000          50,000
    Notes payable - related parties (Note 4)                                        175,767         201,561
                                                                               ------------    ------------

      Total current liabilities                                                   1,596,106       1,153,757

Commitments and contingencies (Notes 1, 3 and 6)

Stockholders' deficit (Note 4):
    Convertible Class A preferred stock; $10 face value, 100,000 shares authorized, no shares issued and
      outstanding                                                                      --              --
    Common stock, no par value; 499,900,000 shares
      authorized, 470,825,562 (2001) and 372,422,912 (2000)
      shares issued and outstanding                                               9,068,130       8,515,871
    Accumulated deficit                                                         (10,310,415)     (9,346,413)
    Notes receivable from sale of stock                                            (217,615)       (117,250)
                                                                               ------------    ------------

      Total stockholders' deficit                                                (1,459,900)       (947,792)
                                                                               ------------    ------------

                                                                               $    136,206    $    205,965
                                                                               ============    ============

                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
             For the three months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                 2001              2000
                                                             -------------    -------------
Revenues:
    Management fees - Aggression Sports (Note 2)             $        --      $     108,000
    Other income                                                      --               --
                                                             -------------    -------------

      Total revenues                                                  --            108,000

Operating expenses:
    Depreciation                                                     1,696            1,972
    Research and development (Note 2)                                 --               --
    Rent                                                            15,285           19,947
    Salaries                                                          --            162,023
    Other operating expenses                                       102,428          162,201
                                                             -------------    -------------

      Total costs and expenses                                     119,409          346,143
                                                             -------------    -------------

        Total operating income (loss)                             (119,409)        (238,143)

Other income (expense):
    Equity in loss of Aggression Sports (Note 2)                    (4,562)         (49,228)
    Impairment of investment in Aggression Sports (Note 2)            --               --
    Interest expense                                                (5,104)          (1,034)
    Interest and miscellaneous income                                3,017            1,760
                                                             -------------    -------------

      Total other income (expense)                                  (6,649)         (48,502)
                                                             -------------    -------------

Net loss from continuing operations                               (126,058)        (286,645)

Net loss from discontinued operations (Note 1)                        --               --
                                                             -------------    -------------

Net loss applicable to common shareholders                   $    (126,058)   $    (286,645)
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
                                                             =============    =============

* - Less than $.01 per share

                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)
                                                                2001              2000
                                                            -------------    -------------

Revenues:
   Management fees - Aggression Sports (Note 2)             $      33,400    $     138,000
   Other income                                                    48,564             --
                                                            -------------    -------------

     Total revenues                                                81,964          138,000

Operating expenses:
   Depreciation                                                     5,536            2,821
   Research and development (Note 2)                              121,936           26,878
   Rent                                                            55,936          274,254
   Salaries                                                          --            175,000
   Other operating expenses                                       621,829          148,904
                                                            -------------    -------------

     Total costs and expenses                                     805,237          627,857
                                                            -------------    -------------

       Total operating income (loss)                             (723,273)        (489,857)

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)                   (48,575)        (126,233)
   Impairment of investment in Aggression Sports (Note 2)        (141,711)          10,000
   Interest expense                                               (62,002)          (9,638)
   Interest and miscellaneous income                               11,559            2,186
                                                            -------------    -------------

     Total other income (expense)                                (240,729)        (123,685)
                                                            -------------    -------------

Net loss from continuing operations                              (964,002)        (613,542)

Net loss from discontinued operations (Note 1)                       --            (70,520)
                                                            -------------    -------------

Net loss applicable to common shareholders                  $    (964,002)   $    (684,062)
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
                                                            =============    =============

* - Less than $.01 per share

                            See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the nine months ended September 30, 2001
                                   (Unaudited)
                                                 Common stock
                                                 ------------                  Accumulated
                                                    Shares         Amount        deficit
                                                 ------------   ------------   ------------
Balance, December 31, 2000                        372,422,912   $  8,515,871   $ (9,346,413)

    Issuance of common stock for
      services (Note 4)                            31,253,283        126,507           --

    Issuance of common stock upon conversion
      of note payable - related party (Note 4)     46,649,367        178,912           --

    Issuance of common stock in payment of
      interest on notes payable (Note 4)            8,000,000         44,350

    Common stock issued upon exercise
      of options (Note 4)                          11,500,000         88,000           --

    Interest in sale of Arete common stock
      by equity-method investee (Note 2)            2,000,000         34,490           --

    Common stock issued upon exercise
      of options paid for by a note
      receivable (Note 4)                           5,000,000         80,000
    Net loss for the nine months ended
      September 30, 2001                                 --             --         (964,002)
                                                 ------------   ------------   ------------

Balance, September 30, 2001                       476,825,562   $  9,068,130   $(10,310,415)
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


                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                         (Continued from preceding page)



Supplemental disclosure of cash flow information:              2001         2000
                                                             ---------    ---------

    Interest paid during the period                          $       -    $   9,638
                                                             =========    =========
    Income taxes paid during the period                      $       -    $       -
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

     During May 2001, the Company agreed to buy out the 30% share of Aggression Sports owned by the creator of Aggression's products for $40,000 worth of the Company's stock to be issued over a four-month period. As of September 30, 2001, 8,000,000 shares of common stock were issued and the Company had a remaining liability of $15,650. The Company has recorded an impair-ment in the value of this investment.

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

4.   Stockholders' equity
     --------------------

     During the nine months ended September 30, 2001, (1) two officers of the Company converted $178,912 of notes payable into 46,649,367 shares of the Company's common stock, (2) the Company issued 31,253,283 shares of common stock for services valued at $126,507, (3) the Company issued 2,000,000 shares of common stock in exchange for a $30,000 of accrued interest on a note payable (4) the Company issued 11,500,000 shares of common stock upon the exercise of stock options and (5) the Company issued 8,000,000 shares of common stock as part of the settlement price for an additional 30% investment in Aggression Sports. The Company also issued 10,000,000 shares of its common stock to be held as collateral for the payment of two notes payable with a principal balance of $100,000 in the aggregate. These shares have not been reflected as outstanding as they are considered Treasury shares. As of September 30, 2001, the 10,000,000 shares of common stock as collateral for the payment of two notes payable may be kept by the note holders upon conversion of the notes into stock at the note holders' option.

     In January 2001, the board of directors authorized the issuance of options to purchase 5,000,000 and 6,500,000 shares of common stock for $.015 and $.010 per share, respectively, to one individual. The 5,000,000 options were exercised in exchange for a note receivable of $75,000 and the 6,500,000 options were exercised by reducing the balance of accrued wages payable to the individual.

     As of September 30, 2001, the Company has granted options and convertible instruments which if exercised into common stock would exceed the author-ized shares of stock of the Company. The excess options and convertible instruments are held by two officers/directors of the Company.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


5.   Income taxes
     ------------
     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $3,790,000 which expire in years through 2021.

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

     Following the end of the current quarter, the Company concluded its defense of an SEC enforcement action brought in the Federal District Court for the District of Colorado, for violations under Section 15d of the '33 Act and and Section 10b including Rule 10b-5 of the '34 Act against the Company, one of its current officers and two former officers and directors through settlement of the action by consenting to the entry of an administrative Cease and Desist Order without admitting or denying the findings and con-clusions made by the SEC. No financial sanctions or professional bars were imposed on the Company or the current officer in the settlement. The SEC previously settled this matter with the former officers and directors through the imposition of financial sanctions and an injunction from future violations of the anti-fraud provisions of the federal securities laws.

     As authorized in the Company's corporate charter, the board of directors has agreed to indemnify and advance fees and expenses to the CEO for his costs of defending this action.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations of financial position, made in this Quarterly Report on Form 10-QSB are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including, without limitation: Company has been unprofitable since inception to the end of the 3rd Quarter, 2001. This may affect the stock price and public float and further reducing liquidity. The Company's actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future profitability of our business, gross margin, improvement in operating loss and sales, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the accessibility to additional capital, the rate of growth and consumer acceptance of the Internet and online commerce, the amount that the Company invests in new business opportunities and the timing of those investments, customer-spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, and risks of fulfillment throughout and productivity. These risks and uncertainties, as well as other risks and uncertainties, could cause the Company's actual results to differ significantly from management's statements.

Following the end of the current period, as a result of a settlement of an enforcement action brought by the Securities and Exchange Commission (SEC) against the Company, the Company consented to the entry by the SEC of a Cease and Desist Order, without admitting or denying the allegations and findings of the SEC, which ordered them to cease and desist from further violation of certain anti-fraud provisions of the federal securities laws including Section 10b and Rule 10b-5 of the Securities Act of 1933. As a result of such Cease and Desist Order, the Company is unable to rely upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 without the SEC's permission. None-the-less, the Company is making the above statement concerning forward-looking statements as advisory to the reader hereof.

General Summary

As previously reported, during the second quarter, the Company determined to terminate supporting operations of its new venture management projects, the Arete Outdoors outdoors sports products venture; the Applied Behavior Systems' SpeechTeach project ("ABS") and the development of artificial intelligence applications through Seventh Generation Technologies, Inc. ("7GT"). During the current quarter, the Company continued to take measures to reduce its overhead to a minimum, to protect and preserve the assets and opportunities that it had developed through these ventures, and to put the Company in a position to pursue new ventures under its new vision to develop more promising business opportunities with immediate revenue potential. As the Company's first project in this direction, we planned to organize a commercial construction finance and bonding brokerage service through a new company to be formed in partnership with Gerald J. Brandimarte, entitled Eagle Capital Funding Corporation ("Eagle Capital"), in which Mr. Brandimarte was to be the principal employee. Operations of Eagle Capital were to commence upon funding of certain projects to be contributed to Eagle Capital by Mr. Brandimarte. As of the end of the current quarter, these projects had not been funded and the events of September 11, 2001 acted to put the likelihood of success of this venture into considerable doubt. In addition to the construction funding aspect of the Eagle Capital business plan, the Company sought Mr. Brandimarte's help in bringing in additional working capital into the Company and into its subsidiary, Arete Outdoors. On August 30, 2001 a preliminary operating arrangement was initiated and Mr. Brandimarte became a member of the Company's board of directors. Subsequent to the end of the current quarter, Mr. Brandimarte accepted an offer of employment at a major Wall Street investment-banking firm on an exclusive and captive basis, and was required to resign as an employee of Eagle Capital and as a director of the Company. The Company has redoubled its efforts to find a financial partner to assist in funding the Company to restart operations under a revised plan, and hopes to use Eagle Capital as a financing vehicle to attract new investors and business opportunities, although no specific candidates have been identified at the date of this report.

As indicated above, the Company has revised its business development focus from new venture management, requiring substantial overhead in the form of senior management associates and office support toward the development of new business opportunities with established management and business models, proven market for products, an existing customer and revenue base, and high growth potential. Management desires to engage in relationships with businesses which have exhibited sufficient managerial, financial and operational maturity to rapidly grow beyond the development stage as self sustaining businesses with only nominal additional capital and input from the Company or investors which it may be able to attract on behalf of these businesses. The current objective is to emulate the structure and activities of a publicly held Business Development Corporation ("BDC").

To achieve this objective, the Company must resolve internal issues including reducing its overhead, resolving outstanding liabilities and maximize its potential to achieve a return on its past investments. Refusing to abandon these ventures entirely, Management is considering a spin-off of Arete Outdoors and ABS/7GT into separate, independent companies with their own management teams and investors, and the shareholders of the Company will continue to participate through the spin-offs.

To put this plan in motion, the Company is developing a plan to transfer a majority of its ownership of these assets to the Company's shareholders. The Company's CEO will undertake responsibility to build a new management team and seek new investors and business opportunities for Arete Outdoors. The Company's CFO will undertake responsibility to solidify the various technological elements of the software development project, develop business opportunities and seek third party financing through a new company he has formed for such purposes as well as entirely new ventures, entitled New Public Capital ("NPC"). The Company already owns a significant equity interest in Arete Outdoors and is considering a transfer of the ABS and 7GT business opportunities to NPC in exchange for an equity interest. The Company intends to distribute through a registered stock dividend, its equity position in these two ventures to its shareholders.

A major challenge facing the Company in accomplishing either goal of distributing its ownership of the current ventures to its shareholders and the current plan of attracting new businesses and investors for future projects is in resolving its liabilities and acquiring immediate operating capital to effect these transactions. Management views the Company's ability of raising either short term debt or equity funding as highly problematic, as either avenue is viewed as extremely difficult in the current business environment. This is further complicated by the fact that the Company has reached the limit of its authorized capital stock and cannot issue new equity without obtaining permission of its shareholders to recapitalize or authorize additional capital. Therefore, in addition to negotiating conversion of existing debt and accrued employee compensation into equity, Management will be required to raise sufficient funds either from insiders or new investors to pay its ongoing operating expenses and to defer the costs of holding its annual shareholders meeting as soon as possible, neither of which can be assured at this time. Management, consisting of its CEO and CFO, and former members of the new venture management team, have deferred their salary and have agreed to continue to do so for the foreseeable future.

Description of Businesses:

Outdoors Equipment: Aggression Sports, Inc. dba Arete Outdoors.

Arete Outdoors has two principal products that it developed and introduced into the outdoor retailer market in the Winter of 2001. The products received excellent reviews from the field and feedback from the marketplace was positive and encouraging. While they are viable products in their own right, they will not generate sufficient sales to create a sustainable business until significant additional investment can be made in product evolution, marketing, sales and customer service infrastructure. Arete Outdoors intends to pursue a plan to acquire promising young companies in a number of growing segments in the outdoor sports industry. In order to execute this plan, Arete Outdoors must be made attractive to experienced entrepreneurs and investors who are knowledgeable of, and sympathetic to, the outdoor industry. Lack of sales revenues and the current adverse economic conditions are creating a significant challenge to successfully executing this plan. The Company intends to assist Arete Outdoors in overcoming this adversity in raising acquisition and operating capital and in becoming attractive to prospective acquisition candidates and investors by effecting a registered stock dividend and/or rights offering of Arete Outdoors' stock to the Company's shareholders.

This new vision includes taking advantage of opportunities that focus on alternative distribution channels including direct marketing, e-business, catalogue sales and hand picked wholesale distribution, which is a departure from the industry norm of relying on expensive and unpredictable wholesale distribution networks. Arete Outdoors looks to focus on businesses with existing revenue at or near profitability in low overhead, multi-season high-margin products that are manufactured by third parties or outsourced to low cost independent facilities. If the company is successful in making such acquisitions, it will look to consolidate resources to share among the various entities to take advantage of cost savings and economies of scale. Specifically, we anticipate that the particular resources that can be shared among diverse businesses are financial and accounting controls and systems, marketing, sales and distribution infrastructure, especially in the area of direct marketing including, for example, graphic design and production of catalogues, management and cooperation of customer databases, permission-based e-marketing, BtoB and BtoC transaction execution and fulfillment. In turn, we will try to find manufacturers with interests and resources to put into proper marketing of the SnowFangs snowshoe and the Rush Downhiller products, as a licensing or joint venture project.

Management  has  determined  to cease  all  operating  expenses  in an effort to preserve Outdoors' assets pending development of outside investment and e-commerce operations. Toward that vane all expenses, including employee compensation, have ceased. To date the Company has invested approximately $782,000 in Outdoors, which has generated approximately $22,000 in revenues.

The current financial statements contained herein treat subsidiary Aggression Sports, Inc. (d/b/a Arete Outdoors) on a non-consolidated basis, i.e. as an investment.

Artificial Intelligence Applications:  ABS and 7GT Opportunities.

During the latter half of 2000 through May of this year, we worked with our new venture management client, Applied Behavior Systems, LLC, ("ABS") and Behavior Systems, LLC, ("BS") to package and pursue funding for the commercialization of the SpeechTeach language-learning program. The formation in late 2000 of 7GT was intended as a vehicle to extend the scope of the initiative into voice driven e-mail and human machine interface for robotics applications. In connection with these efforts, we contributed senior management services and funded marketing and research and development operations while seeking venture partners and venture capital sources to expand these programs toward commercialization. Due to a variety of causes, no outside capital was obtained, forcing Management to stop incurring further expenses in May, 2001. There are currently no employee or other expenses being incurred in connection with these programs. To date Company has expended approximately $485,000 in the ABS/BS software development program, which has yet to generate any revenues.

During the current period, both ABS and 7GT became inactive and the designer of the intelligent agent software engine, Mr. William Hutchison, filed personal bankruptcy under Chapter 7 of the bankruptcy code. Notwithstanding this, he and his associates continued independently to develop the SpeechTeach software to a point where it could be released in limited form in the near-term. To the Company's knowledge, this has not been completed as of the time of filing this report. The Company, through the efforts of its CFO continued to seek funding and business opportunities for the overall technology. Due to Mr. Hutchison's bankruptcy, his ownership of the SpeechTeach technology as well as that of the technology being applied in the extended 7GT project, came into doubt. The bankruptcy also put collection of the Company's $485,000 receivable from ABS into jeopardy. Due to these challenges, the Company has been prevented from successfully completing negotiations to consolidate and reconfirm the Company's interest in these business opportunities with no further financial commitment on the part of the Company and to thereby maximize their current value to the shareholders, while allowing the opportunities to be developed by new investors and venture partners.

The Company and Mr. Gorman intend to cooperate in distributing the Company's equity ownership in NPC to the Company's shareholders through a registered stock dividend in the near future. Holders of the Company's common stock on the record date of such proposed dividend will receive a pro-rata portion of the Company's referenced equity interest after the Securities and Exchange Commission approves the filing. The Company's interest will most likely be subject to a percentage dilution when NPC sells additional securities to fund its initial activities. Mr. Gorman and NPC intend to pursue funding and business development of this and other business opportunities as an independent publicly held company following execution of the stock dividend.

Employees:

Arete Industries, Inc. has three full time employees, and its subsidiary, Aggression Sports, Inc. presently has no employees other than its acting president, the Company's current CEO. Seventh Generation Technologies, Inc. presently has no operations and has no employees. Messrs. Raabe and Gorman remain on a deferred salary basis as the Company's principal officers and directors.

Financial Condition
-------------------
The Company had a working capital deficit as of September 30, 2001, of $1,574,991. This compares to a working capital deficit of $1,061,963 at December 31, 2000. Losses were partially funded through increased accounts payable, by accruing or deferring salaries and shares issued for services. During the 3-month period ended September 30, 2001, the Company issued 17,662,260 shares of common stock for services.

Results of Operations
---------------------

The company's operations during the third quarter have been confined to business development activities of its two principal officers and administrative bookkeeping tasks related to creditor and investor relations and securities act compliance. The Company is not providing new venture management or advisory activities and therefore not generating revenue from executive and management services.

For the quarter ended September 30, 2001, the Company incurred $119,409 in operating expenses. We anticipate reducing operating costs even further and are hoping to eliminate rent expenses from our current office lease which continues for another 17 months, either by subletting the space or obtaining a release from our landlord. We envision operating the Company as a holding company in the future for other going concerns and revenue generating businesses, which will require minimal staff for accounting and administrative matters. Our future expectation is that monthly operating expenses will remain as low as possible until new opportunities are initiated, of which there can be no assurance, in which event, the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business entities.

Liquidity and Capital Resources
-------------------------------

The Company finds itself in a highly illiquid situation with few assets and no revenue to fund ongoing operations. The Company has relied on loans from insiders and deferral of salary and compensation by its employees. The Company's current business plan will require minimal funds for overhead and for maintaining its financial reporting obligations. We are refocusing our efforts on developing business opportunities through merger or acquisition of businesses with established revenue, markets and products and which have a high growth potential with only a nominal infusion of additional capital. We believe those opportunities will become available due to the lack of opportunities in the current financial environment for young businesses to raise capital in traditional forms such as initial public offerings, venture capital investments and angel investments. Our previous activities involved employing highly skilled senior management personnel and administrative staff, which required significant cash resources that we were unable to replenish by raising additional equity capital. When the former business development projects failed to yield any appreciable revenues, they had to be terminated. Due to the illiquidity in the Company's public trading market and the investment environment in general, the Company's ability to raise additional capital publicly or privately to launch its current business plan in the near term is severely limited. The Company continues because its principal officers continue to support the plan described above on a salary deferred basis.

Additionally, we are continuing to seek revenue generating activities for Arete Outdoors including finding manufacturing and/or marketing partners for our developed products, and are hoping to recruit a new management team and investors focused on growing this company through acquisition of young outdoor sports companies, neither of which is currently in place nor can be assured with any degree of certainty.

In order to raise additional capital and free up resources to focus on activities more appropriately suited to the current economy, the Company seeks to spin-off its current business development projects to an independent management team that can attract private investors and acquisition opportunities by becoming themselves, publicly traded companies. It is anticipated that this will benefit the Company and its shareholders by limiting or eliminating future investment by the Company, by freezing the Company's current investment in them; by releasing the Company's resources to develop new opportunities, and by returning value directly to our public shareholders who have supported our initiatives through the past several years. From that point, we hope to either find a single business opportunity to acquire, which may be a roll-up type transaction, or to recruit investors to support a program to acquire minority positions in a number of business enterprises seeking the benefits of affiliation with a publicly held vehicle.

The Company had a stockholder's deficit at September 30, 2001 of $1,459,900. This is compared to stockholder's deficit at December 31, 2000 of $947,792. The stockholder's deficit increased due to the Company's operating at a loss.

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

Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near or medium term and will threaten its ability to continue as a going concern. Currently the Company has issued most of the capital stock authorized to be issued in its Articles of Incorporation. It has commitments in the form of stock options and debt conversion rights in excess of its authorized common stock. It has one class of Preferred Stock authorized with commitments to designate a second class of convertible Preferred stock in the event of an investment by Eagle Capital. There are currently no shares of either class of Preferred Stock currently issued and outstanding. Such shares would also have conversion privileges into common stock in excess of the currently authorized amount. In order to honor these obligations, the Company must seek approval of its shareholders of either a roll-back of its outstanding shares and/or an increase in its authorized capital stock, which approval cannot be guaranteed due to the anticipated expense of holding a shareholder meeting and the large percentage of common stock held by the public.

Due to its recent liquidity issues, the Company has defaulted on several short term obligations including for its operating overhead, trade payables, and state and federal employment taxes, resulting in tax liens being imposed on the Company's assets, which will have to be resolved with an infusion of new capital, of which no assurances can be made.

At September 30, 2001, the Company had no material commitments for capital expenditures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Period ended September 30, 2001, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries. Following the end of the current quarter, the Company concluded its defense of an SEC enforcement action brought in the Federal District Court for the District of Colorado, for violations under Section 15d of the '33 Act and Section 10b including Rule 10b-5 of the '34 Act against the Company, one of its current officers and two former officers and directors through settlement of the action by consenting to the entry of an administrative Cease and Desist Order without admitting or denying the findings and conclusions made by the SEC. No financial sanctions or professional bars were imposed on the Company or the current officer in the settlement. The SEC previously settled this matter with the former officers and directors through the imposition of financial sanctions and an injunction from future violations of the anti-fraud provisions of the federal securities laws. The enforcement action arose out of the publication of certain press releases issued by former management concerning a proposed acquisition in February of 1998, before the current management team and board of directors took office, and concerned the late filing of a number of the Company's periodic financial reports over a period of several years since its initial public offering in 1987 through November of 1998 when the current management team brought the Company's financial reporting obligations current after taking over in May of that year. Otherwise, no material legal proceedings other than routine matters involving the ordinary business operations of the company have been instituted or are anticipated.

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


Date: November 19, 2001

By: /s/ Thomas Y. Gorman, CFO
-------------------------------
Thomas Y. Gorman, CFO
Principal Financial and Accounting Officer