Form 10KSB
period 2001-12-31
ARETE INDUSTRIES INC
filed 2002-04-15
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001 Commission file No. 33-16820-D

                                       OR

[] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.


                             ARETE INDUSTRIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Colorado                                             84-1508638
-------------------------------                           ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

        2955 Valmont Road, Suite 300, Boulder, Colorado                80301
   ----------------------------------------------------          ---------------
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

State Issuer's revenues for the most recent fiscal year: $ ____________

On April 12, 2002, the Registrant had 498,101,528 shares of common voting stock held by non-affiliates. The aggregate market value of shares of common stock held by non-affiliates was $716,962 on this date. This valuation is based upon the average of the best bid and ask price for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Associational of Securities Dealers, Inc., ("NASD") on April 12, 2002.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS
--------------------------------------------------------------------------------

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   YES  [ X ]      NO [ ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
--------------------------------------------------------------------------------

On April 12, 2002, the issuer had 498,825,562 shares of no par value common stock outstanding.

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

        None


Transitional Small Business Disclosure Format:   Yes [ ]      No [ X ]

                                     PART I

Item 1- Description of Business
-------------------------------

Forward Looking Statements
--------------------------

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations of financial position, made in this Annual Report on Form 10-KSB are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future profitability of our business and the businesses we choose to invest in, gross margin, improvement in operating loss and sales, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the accessibility to additional capital, the amount that the Company invests in new business opportunities and the timing of those investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, and risks of fulfillment throughout and productivity. These risks and uncertainties, as well as other risks and uncertainties, could cause the Company's actual results to differ significantly from management's expectations. Due to a recent settlement agreement with, and administrative order of the SEC against the Company, the Company cannot rely upon the safe harbor provided by the Private Securities Litigation Reform Act of 1995, without permission of the SEC.

General Development of the Business
-----------------------------------

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

From inception until early March 2000, the Company was conducting the business of cooperative direct mail coupon advertising. This business included a nationally franchised sales force and an in-house printing and mailing facility. Between the years 1995 to approximately May 1, 1998, the Company's former management sought the acquisition of an entirely new business while maintaining the coupon printing business. In May 1998, a change in control was implemented and its then officers and directors resigned and were replaced by the current

Chairman and CEO, and the former CFO and Director (who subsequently resigned in May of 2000). At that time a new subsidiary corporation, Aggression Sports, Inc. was formed to develop business opportunities in the outdoor sports industry. The company also formed a wholly owned subsidiary, Global Direct Marketing Services, Inc. to operate the printing and direct mail advertising business and transferred all operating assets, liabilities and its Council Bluffs operations into that corporation.

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

In 2000, a new course was plotted toward cultivating business start-ups, away from its roots in coop coupon printing. On May 2, 2000 new management joined the company. Joining Thomas P. Raabe, the CEO/Chairman were Thomas Y. Gorman, Jr., as Secretary-Treasurer and director. Mr. Gorman joined the Company as a board member in September of 1998, and joined the management team as CFO in May of 2000 with Lawrence P. Mortimer and Michael H. Parsons. This management team was assembled to offer quality young companies a strategic advantage in raising capital and receiving professional management assistance at a time when it is both most critical for their success and the most difficult for them to accomplish, given their limited revenue and operating history.

In the last half of 2000 and the first half of 2001, the new management team rapidly transformed the Company with investments in, and management services contributed to the Arete Outdoors outdoors sports products venture; the Applied Behavior Systems' SpeechTeach project ("ABS") and the development of artificial intelligence applications through Seventh Generation Technologies, Inc. ("7GT").

Arete Outdoors pursued the development, manufacture and sale of proprietary outdoor products designed by Mike Lowe as well as third party products for sale into the specialty outdoor retail market and through an extreme sports community and e-commerce web site. As of June, 2001 Arete Outdoors had developed and manufactured the first production run of a proprietary, high end snowshoe, trademarked the SnowFangs(TM) and a convertible summer and winter downhill gravity scooter, which it trademarked the Dirt Rush(TM) and Powder Rush(TM), respectively. Also, design work was completed for several other products and patent applications were filed for the snowshoes and Rush products, which patents are currently suspended. During the winter season of 2001, Arete Outdoors was able to distribute a small number of snowshoes to prospective dealers and purchasers over the internet. Also, the Winter Rush was test marketed at Copper Mountain Resort in its outdoor adventure rental program and was demonstrated at a number of winter resorts on the East and West Coast of the US, the Rocky Mountain region and British Columbia, Canada. Arete Outdoors also hired a sales manager to sell winter sports products he represented through an effort to gain licensing at the 2002 winter Olympic Games. Neither the internal marketing efforts nor those of the sales manager produced significant results and these efforts were severely cut back in the Spring of 2001 when the Company and Arete Outdoors were unable to secure additional funding for these efforts. While Arete Outdoors operations have been shut down to preserve its assets and resources, the Company believes that its products and philosophy have significant merit in terms of future market potential, provided new capital and management expertise can be obtained. The Company plans to initiate a capital raising program for Arete Outdoors including private placements of debt and/or equity and through a registered rights offering to the Company's shareholders in the near future, in which Arete Outdoors would become an independent publicly traded company. The proposed business plan for Arete Outdoors is to pursue a roll-up of young, aggressive and forward looking companies with skilled management, an existing product line with a track record of sales and good prospects of significant sales growth that have certain synergies with one another and can benefit from combined infrastructure, the Company's senior management and financial expertise, and by engaging in allegiances with Arete Outdoors as a publicly traded entity, will be able to attract the capital resources they need to sustain the growth typical of emerging companies in the specialty outdoors sports industry.

The second project undertaken by the Company and its management team during 2000 and the first half of 2001, was a new venture management agreement with Applied Behavior Systems, LLC. (ABS) which sought the assistance of the Company with presenting its business plan to develop its SpeechTeach project to investors including Angel investors, Venture Capitalists and industry partners. This project was expanded to include and the development of artificial intelligence applications through Seventh Generation Technologies, Inc. ("7GT").

As previously reported, due to a lack of funding during the second quarter of 2001, the Company terminated its financial support of its new venture projects and two members of the management team resigned. During the rest of 2001, the Company continued to take measures to eliminate operating expenses and reduce its overhead to a minimum, to protect and preserve the assets and opportunities that it had developed through these ventures, and to put the Company in a position to pursue new ventures under its new vision to develop more promising business opportunities with immediate revenue potential.

During the remainder of 2001, the Company focused on developing the spin off of at least two ventures, the outdoor sports venture and the artificial intelligence, speech teach and robotics venture to its shareholders. The plan was that Mr. Raabe would sponsor the outdoor sports venture and Mr. Gorman would work with Mr. Hutchison, the owner of the underlying intellectual property of ABS/7GT and others to pursue the Seventh Generation Technology venture through a new entity, shares of which would be spun off as a stock dividend to the Company's shareholders at a date in the future when such ventures were viable. The Company continued to seek suitable new ventures, new capital, reduce its overhead and to clean up its balance sheet by resolving outstanding debt.

In April 2001, the Company secured an agreement in principal with Gerald J. Brandimarte to pursue capital funding projects initiated by Mr. Brandimarte through a new subsidiary, Eagle Capital Funding Corp., which would ultimately be spun off, along with Arete Outdoors and a new company to be formed by Mr. Gorman which would continue to pursue ventures stemming from the Seventh Generation Technologies project. Following the September 11, 2001 terrorist events, a number of individuals with whom Mr. Brandimarte was pursuing projects, which he agreed to contribute to the new subsidiary were killed or their organizations were destroyed in the terrorist attacks. Mr. Brandimarte was subsequently offered employment with a Wall Street investment banking firm and accepted a position. Mr. Brandimarte regretfully withdrew as a director and participant in the Eagle Capital venture.

The board accepted Mr. Brandimarte's resignation from Eagle Capital and from the Company's board of directors and terminated the initiatives planned with Mr. Brandimarte but preserved the entity and the initiatives intended for the entity in order to find a suitable replacement for him. In December, Mr. Bill Stewart brought his initiative to acquire minor league sports franchises and certain capital raising initiatives to the Company for consideration, which was accepted in the form of a letter of intent to create a new subsidiary for the sports team venture and a private placement of $225,000 in a new series of the Class A Preferred Stock of the Company, to be placed by Eagle Capital to fund a subscription for such shares on the part of Eagle Capital. Certain of the contingencies for the private placement have not been met to date, but include settlement of outstanding debt with current and former employees and with two debt investors with the Company.

Efforts by Mr. Gorman to reach a settlement and go forward plan with Mr. Bill Hutchison have been unsuccessful, resulting in the possibility that the Company would retain the right to pursue Mr. Hutchison and Applied Behavior Systems for monies due and owing to it for its financing and contribution of management services, rent, utilities and its share of equity in any new venture that Hutchison pursued using the technology employed by Applied Behavior Systems or other new entity created to do so, along with any rights to new technologies and/or applications that were developed with the Company's help and assistance.

In addition to these issues, the Company has reduced its overhead significantly and that its two current officers continued their agreement to accrue salaries through the end of this year. Mr. Raabe has and will continue to work full-time for the Company, and Mr. Gorman will remain a director through completion of the next annual meeting, but will not seek renomination as a director. Mr. Raabe has agreed to continue to accrue his salary for the first two quarters of next year. Mr. Gorman will be employed part-time to assist the Company with its annual report, shareholder's meeting and its first quarter 10Q as part-time CFO on an as needed basis. Upon approval by the board, Mr. Gorman may be paid by the subsidiary/spin-off candidates to develop their business plans and disclosure documents for the anticipated registered spin-offs, but will defer any salary while working on behalf of the Company through termination of his employment, on or before the end of the second quarter of 2002.

Mr. Raabe and Mr. Gorman have been in the process of developing a settlement and walk away agreement to resolve the outstanding salary and bonuses payable to Mr. Gorman, Raabe, and the ex-managers from 2000 and 2001, and to provide an incentive for Mr. Gorman and the ex-managers to provide the Company with spin-off opportunities. Mr. Raabe and Mr. Stewart would remain with the Company to pursue its plan to become a registered Business Development Company (BDC), and Mr. Gorman would pursue his own independent BDC structure under a new public company to be spun-off from the Company in a registered stock dividend.

In connection with the letter of intent with Bill Stewart and the subscription agreement of Eagle Capital for $200,000 in convertible preferred stock, as of this date, Eagle Capital has funded the Company $25,000 to pay for the audit and has committed another 25,000 to pay for the annual shareholder meeting and other specified expenses. In addition, Mr. Raabe has agreed to advance additional funds to the Company to cover overhead to be repaid in either cash or Series 1 Convertible Preferred Stock pursuant to the option and designation of Series 1 Convertible Preferred Stock made November 19, 2001.

Current Business of the Company
-------------------------------

The next step in Arete Industries' development is to begin a program that management has coined as the `Dividend Program'. The Dividend Program is intended to provide an attractive investment vehicle for professional investors to invest in the Company's current development projects and in future portfolio companies the Company is seeking to acquire. The Dividend Program is also intended to distribute direct ownership to the shareholders in the Company's future mergers, acquisitions and investments. Management believes that the Program will also attract new acquisition opportunities by offering the entrepreneurs and investors a near-term path to liquidity in the public markets through a registered public spin-off and/or rights offering to Arete's shareholders.

Not all young companies can pursue a path of a series of venture capital investments to an initial public offering ("IPO"). However, many are potentially viable stocks in the public equity markets. In addition to distributing an equity interest in the Company's direct investments to the shareholders, Arete Industries is seeking to acquire interests in high quality growth companies and to pursue potential roll-up strategies with companies in growth markets. We believe that incorporating the Dividend Program into a strategic acquisition program that targets such opportunities will optimize growth of shareholder value, make the Company more attractive to investors and enhance our competitive position in attracting quality acquisition candidates away from more traditional forms of capital raising transactions.

To summarize the current vision for the business of the Company, management intends to fashion itself as a business development company and is currently researching and taking initial steps to properly qualify as a registered Business Development Company under the Investment Company Act of 1940. In simple terms, the focus of the Company will be to acquire equity interests of various amounts in promising businesses and to provide these businesses with critical support in the form of financial management and corporate finance expertise. We intend to bring value to our shareholders through capital appreciation of our future assets as they grow and are taken public through our Dividend Program and by distribution of a portion of ownership in these assets directly to our shareholders. This form of business relies on the ability of our management to identify viable acquisition targets and to successfully close acquisition and capital funding transactions with the candidates that are selected as well as attracting outside capital to fund these transactions. We believe that the BDC structure is the correct way to achieve this objective.

The Company intends to initiate the process of a dividend distribution of one or more companies in the near future beginning with the business opportunities generated by current management over the past two years. To properly complete a spin-off transaction, the subsidiary company will be required to file and have approved, a registration statement covering its business and financial matters with the Securities and Exchange Commission (the "SEC"). After the SEC declares the registration statement effective, the Company will declare the dividend and the record date for determining the shareholders entitled to receive the dividend. For an investor/shareholder to participate in the Dividend Program, they must hold Arete common stock on the record date of the dividend. The various equity holders of the Company will receive a pro-rata amount of the total stock dividend, subject to any outstanding preferential rights held by others that apply to the particular distribution. In the event that the Company completes a dividend distribution of subsidiary stock, there may be tax consequences to the recipient. Also, there may be statutory limitations or prohibitions, or financial limitations to the distribution by the Company of a stock dividend in a specific state or under specific circumstances. There are numerous possible structures of the public spin-off of a future Arete subsidiary and presently unknown potential risk factors including tax and financial accounting impacts, possible contractual and preferential rights granted to direct investors and the principals and employees of the spin-off company, which cannot be disclosed or foreseen at this time until a concrete situation arises.

Current Capitalization of the Company.
--------------------------------------

The Company currently has authorized 500,000,000 shares of Capital Stock, with 498,825,562 shares of common stock, no par value, currently issued and outstanding. The Company has 1,000,000 shares of $10 face value Class A Preferred Stock authorized pursuant to an Amended Certificate of Class A
Preferred adopted by the board of directors on February 26, 2001. By Board resolution dated November 19, 2001, the board of directors designated 30,000 of such Class A Preferred as Series 1 Convertible Preferred Stock (Series 1 Convertible Preferred) as a means of repaying cash advances made by management through 2002. As of April 12, 2002 545 shares of Series 1 Convertible Preferred were outstanding. The Series 1 Convertible Preferred is designated as convertible into common stock of the Company at $0.001 in face value per common share. It carries voting rights equal to the number of common shares into which it converts and carries no dividend unless by on or before June 30, 2002, the Company has insufficient common shares to allow conversion of all such Series 1 Convertible Preferred outstanding on that date, into common stock, in which case it will accrue a cumulative dividend of 6% from such date, and accrue if not paid on a quarterly basis. Further, in the event that the Company has not made additional common stock available to convert the outstanding Series 1 Convertible Preferred by June 30, 2002, the holders thereof may exchange their preferred shares for promissory notes in the face amount with 6% interest, due 12 months thereafter.

Additionally, on December 19, 2001, by Board resolution pursuant to a subscription agreement with Eagle Capital Funding Corp. and Mr. William W. Stewart, the board of directors designated 25,000 of such Class A Preferred Stock as Series 2 Convertible Preferred Stock (Series 2 Convertible Preferred), in a placement of up to $225,000 of such preferred at $10 per share face value. As of April 12, 2002, Eagle had funded an initial tranche of $25,000 of the subscription and 2,500 shares were issued and outstanding as of that date. The Series 2 Convertible Preferred is convertible into common stock of the Company at $0.0005 in face value per common share from the time when the Company has sufficient authorized but unissued common stock available for issuance to allow for the conversion of outstanding shares of the Series 1 and Series 2 Convertible Preferred. It carries voting rights equal to the number of common shares into which it converts and carries a dividend of 10% from the first day of the first fiscal quarter following the date of issuance, which shall accumulate if not paid for so long thereafter as the common stock conversion privilege is unavailable due to the lack of sufficient authorized but unissued common shares to convert all of the outstanding Series 2 Convertible Preferred into common stock of the Company. The Series 2 Convertible Preferred shareholders will participate pro-rata with any other conversion rights holders and common stockholders in any stock dividends or rights offerings of current and future subsidiaries of the Corporation on the basis of the number of common shares into which the Series 2 Convertible Preferred are entitled to convert. Also, the holders of Series 2 Convertible Preferred can demand redemption of the outstanding shares of Series 2 Convertible Preferred in the event that the Company has not taken action to make sufficient common shares available to allow exercise of the conversion privilege on or before August 31, 2002 in an amount equal to the greater of the total face value of outstanding Series 2 Convertible Preferred plus accrued and unpaid dividends or an amount equal to the number of common shares into which the outstanding Series 2 Convertible Preferred converts times the average weekly closing bid for Company's common stock for the 8 week period preceding the date demand for redemption by holders of no less than 80% of the total face value of such Series 2 Convertible Preferred. Similarly, after the Company has made available sufficient shares of common stock to allow conversion of the Series 2 Convertible Preferred but before receipt of a proper demand for redemption by the holders of the Series 2 Convertible Preferred, the Company can redeem the Series 2 Convertible Preferred for an amount which is the lesser of the face value of the outstanding Series 2 Convertible Preferred plus accrued and unpaid dividends or an amount equal to the total number of common shares into which the outstanding Series 2 Convertible Preferred converts times the average weekly closing bid for the Company's common stock for the 8 week period preceding the date the Company gives the Series 2 Convertible Preferred holders notice of its intent to redeem. In the event that the Company gives notice of its intent to redeem the Series 2 Convertible Preferred, the holders will have 45 days from the date of such notice to convert all of their shares of Series 2 Convertible Preferred into common stock. Upon a default by the Company, the holders of 80% of outstanding shares of Series 2 Convertible Preferred have the right to call a special shareholders meeting of the Series 2 Convertible Preferred shareholders and are entitled to vote to remove some or all of the directors of the Company and to appoint new directors, or a receiver or trustee of trustee until such time as the Company has cured the default. Events of default include: (i) any event or action of the Company or any third party which would prevent or materially impair the ability of the Company to increase the authorized common stock of the Company or to recapitalize the Company to provide for sufficient common shares to allow the holders of the Series 2 Convertible Preferred Stock to convert their preferred shares into common shares; (ii) Failure of the Company to redeem the Series 2 Convertible Preferred on proper demand therefore; (iii) Failure of the Company to timely pay accrued dividends for more than a 12 month period from the date of issuance or failure to pay quarterly dividends for two consecutive quarters following expiration of the Redemption rights; (iv) filing a voluntary petition or court action to appoint a receiver, or to reorganize or liquidate the Company under Chapter 11 of the US Bankruptcy code; or (v) failure of the Company to maintain timely compliance with reporting obligations under the Securities Exchange Act of 1934. The Series 2 Convertible Preferred provides that the holders thereof shall be entitled to piggy-back registration rights to have their Series 2 Preferred Shares or the common shares into which they are entitled to convert into, registered under any future registration statement filed by the Company to register other shares of preferred or common stock of the Company.

Intellectual Property
---------------------

There is no intellectual property of Arete Industries for its current business focus other than the intellectual property and trademarks developed in its subsidiaries and investments. The Company owns certain US registered trademarks associated primarily with its subsidiary, Aggression Sports, Inc., and certain trademarks associated with its discontinued print and direct mail operations, which, pending other decisions, it intends to maintain in full force and effect. The Aggression Sports, Inc. subsidiary has several patent applications in process but which it currently is not pursuing for lack of funding.

Seasonality of Business
-----------------------

There is little to no seasonality for Arete Industries in its current business focus. The primary external economic factor is the business cycle, which is not seasonal.

Competition
-----------

Investment banking and the Business Development Company fields of business are highly competitive and Arete Industries will have a number of competitors as it searches for high quality investments, acquisition candidates and sources of capital. Sizes of competitors ranges from public shell corporations to large, well capitalized international corporations, with substantial operating histories. Arete Industries will address the competition by targeting a segment of the overall investment industry and establish a small profitable niche it can expand over time.

Cost of Compliance with Environmental Laws
------------------------------------------

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

Employees
---------

Arete Industries has one full-time and one part-time executive employee.


Item 2 - Description of Property
--------------------------------

Arete Industries Inc., currently leases approximately 1,200 square feet of office space located in Boulder, Colorado under a short term lease with the right to renew and/or renegotiate. The Company also rents certain off-site storage facilities. The total leased space costs approximately $1,968 per month plus utilities. It is anticipated this space will be sufficient for Arete's, business development operations for the foreseeable future.


Item 3 - Legal Proceedings
--------------------------

As of the date of this Report, there were no material pending or contemplated legal proceedings against the Company or any of its subsidiaries, other than routine matters incidental to the business. Item 4-Submission of Matters to a Vote of Security Holders

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2001. The Company plans to schedule its annual meeting during the second quarter of 2002.


                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The common stock of the Company is listed on the Over the Counter "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc., ("NASD") under the symbol "OTCBB:AREE".

The following table shows the range of quarterly high and low bid quotations for the Company's common stock for the past two fiscal years, as reported by NASDAQ's OTC Bulletin Board. Prices reflect inter-dealer prices and do not
necessarily   reflect  actual   transactions,   retail  mark-up,   mark-down  or
commission.

                                STOCK QUOTATIONS

                                                 BID
                                    -----------------------------
         Quarter Ending:              High                Low
         ---------------            ----------        -----------

Fye 12/31/00
                                      High                Low

            3/31/00                   0.21               0.008
            6/30/00                   0.09               0.035
            9/30/00                   0.05               0.025
            12/31/00                  0.034              0.011

Fye 12/31/01
                                      High                Low

                  3/31/01            0.19                0.0051
                  6/30/01            0.047               0.002
                  9/30/01            0.005               0.0012
                  12/31/01           0.0039              0.001

As of April 12, 2002 number of record holders of the Company's  common stock was
351. This number does not include the indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name.

Dividends
---------

The Company has not paid any dividends with respect to its common stock and it is not anticipated that the company will pay dividends in the foreseeable future. There are no accrued dividends outstanding on any class of Preferred Stock of the Company.

Recent Sales of Unregistered Securities
---------------------------------------

Item 701 Reg. SB-During the period of January 1, 2001 through December 31, 2001, the Company sold the following unregistered securities. Other than as set forth below, there were no other sales of unregistered securities made during the period covered by this report.


Common Shares (Unregistered)

=============================================================================================================
     Date        Registration     Share Amount        Consideration         Description
                 Exemption
---------------- ---------------- ------------------- --------------------- ---------------------------------
    3/25/99      4(2) of '33 Act           8,500,000  $49,997               Preferred Stock Conversion
---------------- ---------------- ------------------- --------------------- ---------------------------------
    3/21/00      4(2) of '33 Act             450,000  $31,500               Individual Private Placement
---------------- ---------------- ------------------- --------------------- ---------------------------------
    4/1/00       4(2) of '33 Act           1,288,660  $7,333                Preferred Stock Conversion
---------------- ---------------- ------------------- --------------------- ---------------------------------
    6/16/00      4(2) of '33 Act             500,000  $2,000 cash           Part of Consulting fee with
                                                                            independent contractor
---------------- ---------------- ------------------- --------------------- ---------------------------------
    12/8/00      4(2) of '33 Act           2,000,000  $20,000               Ind. Contractor Consulting Fees
---------------- ---------------- ------------------- --------------------- ---------------------------------
    12/5/00      4(2) of '33 Act           6,000,000  Collateral Pledge     D. L. Foster, pledged as
                                                                            collateral for $50,000 loan
---------------- ---------------- ------------------- --------------------- ---------------------------------
    12/5/00      4(2) of '33 Act           6,000,000  Collateral Pledge     G. McMullen, pledged as
                                                                            collateral for $50,000 loan
---------------- ---------------- ------------------- --------------------- ---------------------------------
    3/12/01      4(2) of '33 Act             500,000  $5,000                Consulting Fee with independent
                                                                            Contractor
---------------- ---------------- ------------------- --------------------- ---------------------------------

=============================================================================================================


Preferred Shares (Unregistered)

=============================================================================================================
     Date        Registration     Share Amount        Consideration         Description
                 Exemption
---------------- ---------------- ------------------- --------------------- ---------------------------------
   11/19/01      4(2) of '33 Act                 545  $ 5,448               Series 1 Preferred Empl. Exp.
                                                                            Reimb.
---------------- ---------------- ------------------- --------------------- ---------------------------------
    4/12/02      4(2) of '33 Act               2,500  $25,000               First Tranche of Series 2
                                                                            Preferred Private Placement
---------------- ---------------- ------------------- --------------------- ---------------------------------
    4/1/00       4(2) of '33 Act           1,288,660  $ 7,333               Preferred Stock Conversion
---------------- ---------------- ------------------- --------------------- ---------------------------------
    6/16/00      4(2) of '33 Act             500,000  $ 2,000 cash          Part of Consulting fee with
                 Rule 504                                                   independent contractor
=============================================================================================================

Item 6 - Management's Discussion and Analysis
---------------------------------------------

Critical accounting policies:
-----------------------------

The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of this Annual Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

Stock issuances:

The Company has relied upon the issuance of shares of its common stock, options to purchase its common stock and warrants to purchase its common stock to fund much of the Company's operations. The following describes the methods used to record various stock related transactions.

Stock issued for services is valued at the market price of the Company's stock at the date of grant.

Compensation related to the issuance of stock options to employees and Directors is recorded at the intrinsic value of the options, which is the market price of the Company's common stock less the exercise price of the option at the Company's common stock to consultants is recorded at the market price of the Company's common stock at the measurement date. The measurement date is generally the date the options are fully vested.

Revenue recognition:

The Company has provided management services to companies in the process of developing new products with no operations. These management fees have not been recorded as revenue at this time since collectibility is not reasonably assured.

Research and development:

The Company has also advanced funds to these start-up companies. As these advances have been used for research and development by the start-up companies, these amounts have been recorded as research and development expense in the Company's financial statements.

Overview.
---------

As previously reported, by the end of the first quarter of fiscal 2000, operating losses, overhead and the burden on management resources associated with the Company's cooperative coupon franchised direct mail advertising business had been eliminated, leaving the parent company with nominal overhead expense. For the last of half of fiscal 2000 and the first half of fiscal 2001, the Company embarked on an entirely new business model, which included developing a revenue stream from management services and building equity ownership in a portfolio of new entrepreneurial opportunities. Revenue and equity was created from the opportunities developed in-house, but the Company's projects ran out of money without the financial support from next round investors and neither the management of the Company nor the management of the individual companies could raise funds in time to continue operations. The Company's plan had been funded principally by cash infusions from insiders, by management deferring its salaries, management fees and issuances of common stock for services.

In the end of the second quarter and the beginning of the third quarter of fiscal 2001, the Company could not secure the next round of financing for its incubated companies, nor could it reasonably hope to do so in the foreseeable future, and without additional funding for itself, it was forced to stop funding them. (See: Description of Business).

Because of discontinued operations of the management services, the comparative numbers for financial condition and results of operations for the prior year would be meaningless. Therefore, only the current period results for fiscal 2000 are analyzed below.

Financial Condition
-------------------

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

Results of operations
---------------------

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

The Company requires additional infusions of equity capital for its business development operations described elsewhere in this report. The Company continues to seek sources of capital including venture capital, angel investors and through private placement of debt or equity; and is seeking strategic alliances with potential customers and partners. Due to the current financial condition of the Company and the volatility in the market for its common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity or debt securities, or with bank debt on favorable terms in the near future. Due to such conditions the Company may continue to be required to issue further common stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the company to meet its obligations in the near future or medium term.


Item 7-Financial Statements
---------------------------

Financial Statements to be filed by amendment to this Report on Form 10K-SB.

The  financial   statements  listed  in  the  accompanying  index  to  financial statements are set forth under Part IV, Item 13 to this report and incorporated herein by reference.

Item 8 - Changes in Accountants.
--------------------------------

The Company's current auditors were retained subsequent to fiscal year ended December 31, 1999, to conduct an audit for the 1999 and thereafter. There are and were no disagreements with the Company's current or former auditors.

                                    PART III

Item 9 -  Directors,  Executive Officers, Promoters and Control persons:
------------------------------------------------------------------------

         Compliance with Section 16(a) of the Exchange Act.
(a) Officers and Directors
--------------------------
Thomas P. Raabe (48): Chairman and CEO
---------------
Mr. Raabe has served as Chief Executive Officer and a Director of the Company since May 1, 1998. Mr. Raabe formerly served as special securities and business counsel on specific projects from time to time for the Company since approximately 1994. Mr. Raabe has 18 years experience as an entrepreneurial attorney and business consultant, practicing law in Colorado and representing corporate clients in complex situations across the nation. As a solo practitioner, Mr. Raabe has specialized in securities transactions and compliance, entity formation and governance, business reorganizations, mergers and acquisitions, and technology protection and exploitation. Mr. Raabe has been a founder, director and/or counsel for a number of start-up and development stage companies including robotics, high technology, durable medical equipment, advanced composites, optics, engineering, film entertainment and most recently, outdoor and extreme sports ventures. Mr. Raabe has been involved as special counsel for a number of public and private companies with the responsibility to design and execute corporate finance transactions, capital restructuring projects and corporate securities compliance for several Securities Exchange Act reporting companies. During 1995 and 1996, Mr. Raabe served as Chairman of the Board and Chief Executive Officer of Quality Products, Inc., a $35 million formerly AMEX listed company ("Quality") as a member of a team installed by a dissident shareholder group to remove management and turn around three operating subsidiaries. Mr. Raabe served as CEO and director of the parent as well as senior executive officer and director of the subsidiaries for a period of 12 months during which two of the three subsidiaries were determined not capable of rehabilitation and liquidated to pay down the secured creditor. The remaining subsidiary company, a manufacturer of hydraulic presses in Columbus, Ohio was Quality's only profitable operation and was preserved. One subsidiary, a sports-related consumer products manufacturer, filed and completed a Liquidating Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code during Mr. Raabe's tenure there. Mr. Raabe completed the legal and transactional steps necessary and, in February, 1997, left the company on its way back to profitability. Mr. Raabe then formed Boulder Sports, LLC to pursue acquisitions and capital funding transactions, with principal focus on extreme and outdoor adventure sports related technologies and businesses. Prior to joining the Company as CEO in May of 1998, Mr. Raabe entered into a letter of intent with the Company to acquire an entity he controlled to pursue acquisitions of outdoor sports businesses through his contacts. In February 1998, a press release was issued concerning this transaction and a potential acquisition candidate, which was later made subject of an enforcement action against the Company by the Commission. This action has been settled as of October 2001 in which Mr. Raabe and the Company agreed to consent to imposition of an administrative order against them, without Mr. Raabe or the Company admitting or denying the findings of fact contained therein, and without the imposition of any financial or other sanctions against them, to cease and desist from committing or causing any violations and any future violations of Sections 10(b), 15d-1 and 15d-3 of the Exchange Act and Rules 10b-5, 15d-1 and 15d-13, thereunder. Mr. Raabe received his undergraduate degree in political science from the University of Denver and his Juris Doctorate from the University of Denver College of Law, in 1981. In addition, Mr. Raabe pursued a graduate degree in Mineral Economics jointly with his law degree and completed three semesters graduate course work and comprehensive examinations toward a doctorate degree from the Colorado School of Mines.

Thomas Y. Gorman (44): CFO/COO and Director.
----------------
Mr. Gorman joined Arete Industries as a member of the Board of Directors in September of 1998, and became its CFO on May 2, 2000. Since June of 1998, and prior to joining the management team of Arete, Mr. Gorman was the CFO of In-Store Media Systems, Inc. In Store Media is an OTC:BB, publicly trading company that is completing the development of its in-lane, electronic coupon clearing system and a closed-loop coupon distribution system for supermarkets and other retail food outlets. While at In Store Media, he participated in the SEC compliance and reporting requirements, raising over $3 million from equity private placements and managing key vendor relationships during its development stage. From 1993 to June of 1998, Mr. Gorman was Director of Business
Development for PAC Enterprises, Inc. PAC Enterprises represented a group of companies, which built turnkey beverage can manufacturing plants around the world. While at PAC Enterprises, he participated in a combined total of over $250 million of debt and equity financing for two-piece steel and aluminum can manufacturing plants in Asia, Africa, South America, Eastern Europe and Russia. From 1991 to 1993, Mr. Gorman was President of U-Choose-It, Inc., a television production company, with self-syndicated 30-minute programs that provided home health care patients more information about their equipment choices. The Company produced over a dozen TV shows, and at its peak, was airing in 32 markets. From 1988 to 1991, Mr. Gorman was vice president of marketing and a corporate director of Roman Labs, Inc. Roman Labs developed the first portable oxygen concentrator for home-bound patients suffering from chronic respiratory disease. Mr. Gorman earned his BA in Economics from DePauw University and his MBA from the Executive Program at the University of Colorado.

William W. Stewart.  (40) Director.
---------------------
Mr. Stewart joined the board of directors on December 19, 2001 at the time the Company entered into a Letter of Intent to form a subsidiary corporation to pursue acquisition and management of minor league sports franchises. He has agreed to take over operations and the business plan of a company formed by the Company in 2001, Eagle Capital Funding Corp. (Eagle Capital) to pursue capital funding projects including projects pursued by the Company and for other private and/or public ventures. In addition to serving as an outside director and developing the sports franchise venture, Mr. Stewart will provide consulting services to the Company relating to corporate finance, mergers and acquisitions. (See - Certain Transactions with Management and Others). From 1986 to 1994, Mr.

Stewart worked in the brokerage industry as an NASD licensed registered representative. He started his career with Boettcher and Company of Denver, Colorado and left the Principal Financial Group of Denver, Colorado in 1994 to open his own small-cap investment firm, S.W. Gordon Capital, Inc., where he has been its president since 1994 to the present. He has consulted with many small companies, both public and private, on capital formation and mergers and acquisitions. Mr. Stewart is on the board and an owner of Richmond Sports Partners, LLC, a Virginia Limited Liability Company in the business of acquiring and managing minor league sports franchises. Richmond Sports Partners owns the Richmond Renegades of the East Coast Hockey League. He is also the CEO and owner of Larimer County Sports, LLC, a Colorado Limited Liability Company, which is in the process of establishing a minor league hockey franchise in northern Colorado. Mr. Stewart was born in The Pas, Manitoba, Canada. Mr. Stewart attended the University of Denver on a full athletic scholarship where he played hockey from 1979 to 1983 as right wing and served as assistant captain during his senior year. Mr. Stewart graduated with a BS, Business Administration from the University of Denver in 1983, with honors as a Student Athlete. Compliance With Section 16(a) of the Exchange Act. The Company files reports under Section l5(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10% stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10 - Executive Compensation
--------------------------------

Summary Compensation Table

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



========================================================================================================================
                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                             Long Term Compensation
                                                                       ------------------------------------
                                       Annual Compensation                      Awards            Payouts
                             ----------------------------------------- ------------------------- ----------
     (a)            (b)           (c)           (d)          (e)          (f)          (g)          (h)         (i)
--------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
Name and        Year or                                  Other         Restricted                            All Other
Principal       Period             $             $       Annual        Stock      Option/ SAR's  LTIP       Compensation
Position        Ended           Salary         Bonus     Compensa-tion Awards         (#)       Payouts        ($)
                                                                          ($)                       ($)
--------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
Thomas P.       12/31/01     $120,000(1)         -            -                   60,000,000(2)
Raabe, CEO,
Chairman        12/31/00     $120,000 (1)   $88,750 (2)       -                   7,500,000 (2)                  -

                12/31/99     $90,000   (1)  $43,875 (2)       -                   5,000,000(2)                   -
                             (3)
--------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
Thomas Y.       12/31/01     $120,000(5)         -                                77,000,000(4)
Gorman
                12/31/00     $90,000        119,000 (4)                           7,500,000(5)
                             (4)(5)         (5)
                12/31/99                    $27,125 (4)                           3,000,000 (4)
                                   -
--------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
Lawrence P.     12/31/01     $50,000(6)                                             2,000,000
Mortimer
                12/31/00     $75,000 (7)    $147,250                              11,000,000(7)
                                            (7)
--------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
Michael H.      12/31/01     30,513.50(7)        -                                      -
Parsons
                12/31/00     $75,000 (7)    $73,750 (7)                           7,500,000(7)
========================================================================================================================

(1) Effective November 1, 1999, Mr. Raabe's salary was increased to $120,000. Fiscal year 2000 salary was $120,000 including $81,500 paid of which the net pay was used to purchase common stock directly or by exercise of options and $38,500 was unpaid and accrued. During fye 12/31/99 the Company accrued $81,021 salary to Mr. Raabe and issued a convertible note in this amount which accrues interest at 10%. In March of 2001, the outstanding principal and interest of this note of $84,912 was converted to common stock at the contractual rate of $0.0051 per share for 16,649,367 shares. Mr. Raabe was paid $7,500 in face value of Series A Preferred Stock for January, 1999 salary. (See: Certain Transactions with Management and Others).

(2) Under the 1999 Omnibus Stock Option Plan, the shareholders authorized a 3,000,000 share stock grant to Mr. Raabe. These shares issued were accepted in payment of other existing obligations for advances in the amount of $30,000 and the Company accrued a cash bonus of $30,000. Also, under the 1999 Plan, Mr. Raabe was granted an option to purchase 5,000 shares of Series A Preferred for $50,000. In December of 2000, this Option was amended to a common stock option for 5,000,000 shares at $0.01 per share and was partially exercised for 3,938,497 shares with 1,061,503 shares remaining available for purchase. Under the 2000 Omnibus Stock Option Plan, Mr. Raabe was granted a stock bonus of 1,500,000 shares valued at $15,000 and an Option to purchase 15,000 shares of Series A Preferred for $150,000, which vested after June 30, 2000. The shares issued for the stock Bonus were accepted in payment of other outstanding obligations for advances in the amount of $15,000 and the Company accrued a cash bonus for $15,000. Also, following the end of fiscal 2000, the referenced Class A Preferred Option was amended to entitle the CEO to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares. In addition, in December of 2000, Mr. Raabe was granted a compensatory common stock bonus of 2,500,000 shares valued at $0.0175 per share and an option to purchase 2,500,000 shares of common stock for $0.0175 per share or $43,750. The shares issued for the Bonus were accepted as partial exercise of a stock option paid with accrued salary and cash advances to the Company and the Company accrued a cash bonus for $43,750. During Fiscal 2001, Mr. Raabe was granted compensatory stock options for an aggregate of 60,000,000 shares at varying exercise prices, of which 20,000,000 of such options were exercised with conversion of outstanding notes payable from the Company for accrued cash advances and/or accrued salary, bonus and expenses; and a 40,000,000 share option at $0.001 per share for 2 years from November 19, 2001, remains outstanding. (See "Certain Transactions with Management and Others").

(3) During the first quarter of 2000, Mr. Raabe converted 2,250 shares of Series A Preferred into 2,250,000 shares of common stock which was issued for November and December 1998 and January 1999 salary.

(4) During fiscal year ended December 31, 1999, as compensation for his services during the fiscal year ended 12/31/98, Mr. Gorman was granted a 1,500,000 share stock bonus valued at $14,625 and a stock option to purchase up to 3,000,000 shares of common stock for $33,000. The option was exercised during 2000. Additionally, as a compensatory grant for services during fiscal year ended December 31, 1999, the board granted and then revised and repriced upward, a 3,500,000 common stock bonus valued at $35,000 and an option to purchase $50,000 in face value of Series A Preferred Stock with the common stock conversion rate for the preferred shares set at $0.01 per share. Of the latter grant, only a bonus of 1,250,000 was issued during fiscal year ended December 31, 1999 and during fiscal year 2000, the remaining Bonus shares were accepted in payment of other existing obligations for advances in the amount of $22,500 and the Company accrued a cash bonus for $22,500. During fiscal year ended 2000, the Option was amended to a common stock option for 5,000,000 shares at $0.01 per share and was exercised. During fiscal 2001, Mr. Gorman was granted compensatory stock options for an aggregate of 77,000,000 shares, of which 37,000,000 were exercised with conversion of outstanding notes payable from the Company and a Note to the Company of $75,000, and a 40,000,000 share option at $0.001 per share for 2 years from November 19, 2001, remains outstanding. (See "Certain Transactions with Management and Others").

(5) During fiscal year ended December 31, 2000, Mr. Gorman became a full time salaried employee initially at $108,00 per year adjusted to $120,000 per year effective 10/01/2000. Under the Company's 2000 Omnibus Stock Option and Compensation Plan, Mr. Gorman was granted a stock bonus of 1,500,000 shares valued at $15,000 and an option to purchase 12,500 shares of Series A Preferred for $125,000, which vested after June 30, 2000. The 1,500,000 shares issued were accepted in payment of other existing obligations for advances in the amount of $15,000 and the Company accrued a cash bonus of $15,000. Also, following the end of fiscal 2000, the Option was amended to entitle Mr. Gorman to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares. In addition, in December of 2000, Mr. Gorman was granted a compensatory stock bonus of 5,000,000 shares valued at $0.0165 per share and a common stock option to purchase 2,500,000 shares of common stock for $0.0175 per share or $43,750. The shares issued for the Bonus were accepted in exercise of a stock option paid with accrued salary and cash advances to the Company and the Company accrued a cash bonus for $81,500. (See "Certain Transactions with Management and Others")

(6) During fiscal year ended December 31, 2000, Mr. Lawrence Mortimer became a full time salaried employee initially at $108,00 per year adjusted to $120,000 per year effective 10/01/2000. Under the Company's 2000 Omnibus Stock Option and Compensation Plan, Mr. Mortimer was granted a signing bonus of 1,500,000 shares and a further 1,500,000 share bonus which vested after June 30, 2000. The bonus shares were valued at $0.01 per share. Additionally, Mr. Mortimer was granted an option to purchase 12,500 shares of Series A Preferred for $125,000, which vested after June 30, an option to purchase 3,500,000 shares at $0.021 per share and an option to purchase 2,500,000 shares at $0.0175 per share, together with an additional stock bonus of 2,500,000 shares valued at $0.0175 per share. Of the aggregate bonuses granted, 3,723,286 shares valued at $32,657.50 were retained and 1,776,714 shares were accepted in exercise of a stock option paid for with accrued salary and cash advances to the Company in the amount of $31,092.50 and the Company accrued a cash bonus for $43,750. Mr. Mortimer exercised options for 5,276,714 common shares for consideration of $73,500 in a short-term note and $31,092.50 in accrued salary. In October 2000 the company awarded and accrued a cash bonus of $73,500 to Mr. Mortimer for selling the initial demonstration project for the Rush Downhiller at Copper Mountain Resort. Also, following the end of fiscal 2000, the Class A Preferred stock option was amended to entitle Mr. Mortimer to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares. Mr. Mortimer resigned from the Company in May 2001. He was granted a compensatory stock option for 2,000,000 shares of common stock which was exercised in exchange for accrued expenses and a note payable to the Company. (See "Certain Transactions with Management and Others").

(8) During fiscal year ended December 31, 2000, Mr. Michael H. Parsons became a full time salaried employee initially at $108,00 per year adjusted to $120,000 per year effective 10/01/2000. Under the Company's 2000 Omnibus Stock Option and Compensation Plan, Mr. Parsons was granted a signing bonus of 1,500,000 shares and a further 1,500,000 share bonus which vested after June 30, 2000. The bonus shares were valued at $0.01 per share. Additionally, Mr. Parsons was granted an option to purchase 12,500 shares of Series A Preferred for $125,000, which vested after June 30, 2000 and an option to purchase 2,500,000 shares at $0.0175 per share, together with an additional stock bonus of 2,500,000 shares valued at $0.0175 per share. Of the aggregate bonuses granted, 423,218 shares valued at $4,232 were retained and the balance valued at $69,518 were accepted for payment of $25,768 in accrued salary, and the Company accrued a cash bonus for $43,750. Mr. Parsons exercised options for 2,500,000 common shares for consideration of $43,750 in a short-term note. Also, following the end of fiscal 2000, the Class A Preferred stock option was amended to entitle Mr. Parsons to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares (See "Certain Transactions with Management and Others")

Option/SAR Grants Table
-----------------------

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

==========================================================================================================
          (a)                    (b)                    (c)                   (d)              (e)
                              Number of              % of Total
                   Securites Options/SAR's Granted Exercise or
                  Underlying to Employees in Fiscal Base Price
          Name              Options/SAR's               Year                ($/Sh)       Expiration Date
                             Granted (#)
========================= =================== ========================= ================ =================
    Thomas P. Raabe          2,500,000(1)               5.5%                $0.0175         12/5/2001
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                 5,000,000(2)              10.99%               $0.025           12/31/01
------------------------- ------------------- ------------------------- ---------------- -----------------
    Thomas Y. Gorman         2,500,000(1)               5.5%                $0.0175         12/5/2001
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                 5,000,000(2)              10.99%               $0.025           12/31/01
------------------------- ------------------- ------------------------- ---------------- -----------------
  Lawrence P. Mortimer       2,500,000(1)               5.5%                $0.0175         12/5/2001
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                 5,000,000(2)              10.99%               $0.025           12/31/01
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                  3,500,000                 7.1%                $0.021           10/20/01
------------------------- ------------------- ------------------------- ---------------- -----------------
   Michael H. Parsons        2,500,000(1)               5.5%                $0.0175         12/5/2001
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                 5,000,000(2)              10.99%               $0.025           12/31/01
------------------------- ------------------- ------------------------- ---------------- -----------------
==========================================================================================================

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

                                                                             (d)                        (e)
                                                                     Number of Securities      Value of Unexercised
                                                                    Underlying Unexercised         In-the-Money
                       Shares Acquired                                 Options/SARs at        Options/SARs at FY-End
                       on Exercise (#)         FY-End (#)                    ($)                  Exercisable/
        Name                                Value Realized ($)          Unexercisable              Unexercisable
===================== =================== ======================= =========================== ========================
  Thomas P. Raabe         3,938,497              $19,693            19,061,503 Exercisable      $47,308 exercisable
--------------------- ------------------- ----------------------- --------------------------- ------------------------
  Thomas Y. Gorman
                          8,000,000              $337,000           7,500,000 Exercisable               N/A
--------------------- ------------------- ----------------------- --------------------------- ------------------------
 Lawrence Mortimer
                          5,276,714               $0.00             5,723,286 Exercisable               N/A
--------------------- ------------------- ----------------------- --------------------------- ------------------------
  Michael Parsons         2,500,000               $0.00             5,000,000 Exercisable               N/A
======================================================================================================================

(1)  See notes 1 and 2 in prior table.

Compensation of Directors.
--------------------------
There are no standard arrangements relating to compensation of directors for services provided as directors.

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

Employment  Contracts of Executives  with  Company.
---------------------------------------------------
Mr. Raabe has an employment contract with the Company, executed in November of 1998 and renewed as of November 1, 1999 which provides for a base annual salary of $120,000 per year, plus standard employee benefits, reimbursement of business expenses including providing office, phone, secretarial assistance and other operating support. The term of the agreement is two years from this date or any renewal date. The agreement automatically renews for a successive two-year period on each anniversary date. The employment agreement provides that accrued and unpaid salary or incentive pay can be taken in the form of Series A Preferred Stock, common stock and/or notes convertible into Preferred or common stock. The employment agreement further provides for incentive and performance based compensation subject to good faith negotiation with the board of directors. The employment agreement incorporates certain terms of the referenced change in control agreement which provides that the employee will be paid success fees for closing transactions which either provide assets, revenue or relationships of substantial value to the Company, based on a modified Lehman's formula. Termination without cause prior to the termination of the agreement, results in vesting of all contingent benefits, stock options and mandates severance pay in the amount of unpaid, unaccrued salary remaining under the full term of the employment agreement. The executive has been granted a security interest in certain assets of the Company to secure this obligation. Pursuant to the Change in Control Agreement, Mr. Raabe has certain rights to reacquire the Company's shares in Aggression Sports, Inc. d/b/a Arete Outdoors or to put his shares in Aggression Sports, Inc. to the Company at their fair market value.

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


Item 11 - Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The following tables set forth the shareholdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of April 12, 2002.

     (a) Stock Ownership of Certain Beneficial Owners

----------------------------- -------------------------- --------------------------- --------------------------
            (1)                          (2)                        (3)                         (4)
----------------------------- -------------------------- --------------------------- --------------------------

Title of Class                Name and Address of        Amount and Nature of            Percent of Class
                              Beneficial Owner           Beneficial Ownership
----------------------------- -------------------------- --------------------------- --------------------------

                                                           4,543,300    Shares    -
Common Stock                  Boulder Sports, LLC c/o    Direct
                              2955 Valmont Road, Suite   88,992,237 Shares
                              310, Boulder, Colorado     -Indirect (1)(2)
                              80301                                                           17% (4)
----------------------------- -------------------------- --------------------------- --------------------------
Common Stock                  Thomas P. Raabe Trust        10,399,367 Shares Direct
                              c/o 2955 Valmont Road,     88,992,237 Shares,
                              Suite 310, Boulder,        Indirect (1)(3)                      17%(4)
                              Colorado 80301

----------------------------- -------------------------- --------------------------- --------------------------

(1) Including beneficial ownership of 27,031,367 shares attributed from the share holdings of the Company's CEO, plus 51,561,503 common shares, which the CEO has the right to acquire within 60 days from the date of this report.

(2) Includes beneficial ownership of 10,399,367 shares attributed from the holdings of the Thomas P. Raabe Trust.

(3) Includes beneficial ownership of 4,543,300 shares owned by Boulder Sports, LLC.

(4)  Percentage   calculated  based  on  498,325,562   shares  outstanding  plus
     51,561,503 shares subject to unexercised options and rights attributable to the CEO, or a total of 549,887,065 total shares.


     (b) Stock Ownership of Management

         (1)                         (2)                           (3)                         (4)
----------------------- ------------------------------- --------------------------- ---------------------------
Title of Class          Name and Address of             Amount and Nature of             Percent of Class
                        Beneficial Owner                Beneficial Ownership
                        Directors
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Thomas P. Raabe                 78,592,870 direct
                        c/o 2955 Valmont Road, Suite    14,942,667 indirect (1)              14.4%(1)
                        310, Boulder, Colorado 80301

----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Thomas Y. Gorman c/o 2955       47,500,000 direct (2)                8.7%(2)
                        Valmont Road, Suite 310,
                        Boulder, Colorado 80301
----------------------- ------------------------------- --------------------------- ---------------------------
                        Executive Officers
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Lawrence P. Mortimer c/o 2955   -0-                                     0%
                        Valmont Road, Suite 310
                        Boulder, Colorado 80301
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Michael H. Parsons c/o 2955       -0-                                   0%
                        Valmont Road, Suite 310
                        Boulder, Colorado 80301
----------------------- ------------------------------- --------------------------- ---------------------------
                        Directors and Executive         141,035,537 (3)                       23.9%
                        Officers as a Group
----------------------- ------------------------------- --------------------------- ---------------------------

(1)      See footnotes 1 through 4 to previous table.
(2) Includes direct ownership of 7,500,000 shares plus 40,000,000 unexercised options, which the Director has the right to acquire within 60 days from the date of this report. Percentage calculated based on 545,325,562 shares outstanding including 40,000,000 unexercised stock options.
(3) Percentage calculated based on 589,887,065 shares outstanding including 91,561,503 unexercised stock options, which officers and directors have the right to acquire within 60 days from the date of this report.

Item 12 -  Certain Relationships and Related Transactions.
----------------------------------------------------------

Transactions with Management and Others

During the fiscal years ended December 31, 2000 and December 31, 2001, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to
Item 10 of this Report, Executive Compensation, which are incorporated herein by reference.

As of the fiscal year ended December 31, 2001, Aggression Sports, Inc., was owned 62% by the Company (2,000,000 common shares) and 38% by Boulder Sports, LLC (1,250,000 common shares) an affiliate of the CEO. In May of 2001, the Company bought out the interest of the Aggression Sports, Inc. President in exchange for settlement of outstanding compensation and rights to certain designs and pending patent applications.

The Company has agreed to indemnify and advance legal fees and expenses to the CEO in connection with his personal defense of the referenced SEC enforcement action. The CEO has personally advanced these fees and expenses to date, but they have been submitted and included in the current balance of the Note Payable for expenses and advances from the CEO for fiscal 2001.

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

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

There were filed no Form 8-K reports for the fourth quarter of the fiscal year 2000.

                                     PART IV

Exhibit No.                Description                                   Ref. No
-----------                -----------                                   -------

EX-2.1                     Plan of Reorganization and First Addendum to     1
                           Plan of Reorganization, Chapter 11 Case No.
                           BK94-81544, US Bankruptcy Court District of Nebraska, confirmed on September 25, 1995, effective November 6, 1995. Incorporated by reference from exhibits to Form10-KSB for fiscal year ended March 31, 1996.

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



                                          ARETE INDUSTRIES, INC.

Date: April 15, 2002             By:          /s/ THOMAS P. RAABE
                                         ------------------------
                                         Thomas P. Raabe,
                                         President, Chief Executive Officer,
                                         and Chairman of the Board of Directors

Date: April 15, 2002             By:        /s/ THOMAS Y.GORMAN, JR.
                                         ---------------------------
                                         Thomas Y. Gorman, Jr.,
                                         Chief Financial Officer, Treasurer,
                                         Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             ARETE INDUSTRIES, INC.

Date: April 15, 2002                By:         /s/ THOMAS P. RAABE
                                            -----------------------
                                            Thomas P. Raabe Board Member

Date: April 15, 2002                By:         /s/ THOMAS Y. GORMAN, JR.,
                                            ------------------------------
                                            Thomas Y. Gorman, Jr. Board Member

Date: April 15, 2002                By:      /s/ WILLIAM W. STEWART
                                            --------------------------
                                            William W. Stewart Board Member


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

For information forwarded to of the Company during the period covered by this Report, see the Exhibit Index of this Report. As of the date of this report no annual report for the fiscal year ended December 31, 2001 or proxy material for the 2002 annual shareholders meeting has been sent to security holders. Registrant intends to send proxy information to its security holders for its regular Annual Meeting to be scheduled shortly, but does not intend to send an annual report with such materials. Registrant undertakes to forward any annual report or proxy material delivered to securities holders to the Securities and Exchange Commission on the date such information is forwarded to stockholders.