Form 10KSB/A
period 2001-12-31
ARETE INDUSTRIES INC
filed 2002-05-13
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A


[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001   Commission file No. 33-16820-D
                          -----------------                       ----------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.


                             ARETE INDUSTRIES, INC.
          -------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Colorado                                               84-1508638
-------------------------------                           ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


2955 Valmont Road, Suite 300, Boulder, Colorado                      80301
------------------------------------------------                  ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s), and, 2) has been subject to such filing requirements for the past 90 days.
                                      YES [ X ]   NO  []

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB, [ X ].

State Issuer's revenues for the most recent fiscal year:  $11,255

On April 12, 2002, the Registrant had 447,601,528 shares of common voting stock held by non-affiliates. The aggregate market value of shares of common stock held by non-affiliates was $644,546 on this date. This valuation is based upon the average of the best bid and ask price for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Associational of Securities Dealers, Inc., ("NASD") on April 12, 2002.


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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
--------------------------------------------------------------------------------

On April 12, 2002, the issuer had 498,325,562 shares of no par value common stock outstanding. This number includes 10,000,000 shares considered unissued for accounting purposes which are held as collateral for notes payable by the Company to non-affiliated parties.

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

Arete Outdoors pursued the development, manufacture and sale of proprietary outdoor products designed by Mike Lowe as well as third party products for sale into the specialty outdoor retail market and through an extreme sports community and e-commerce web site. As of June, 2001 Arete Outdoors had developed and manufactured the first production run of a proprietary, high end snowshoe, trademarked the SnowFangs(TM) and a convertible summer and winter downhill gravity scooter, which it trademarked the Dirt Rush(TM) and Powder Rush(TM), respectively. Also, design work was completed for several other products and patent applications were filed for the snowshoes and Rush products, which patents are currently suspended. During the winter season of 2000-2001, Arete Outdoors was able to distribute a small number of snowshoes to prospective dealers and purchasers over the internet. Also, the Winter Rush was test marketed at Copper Mountain Resort in its outdoor adventure rental program and was demonstrated at a number of winter resorts on the East and West Coast of the US, the Rocky Mountain region and British Columbia, Canada. Arete Outdoors also hired a sales manager to sell winter sports products he represented through an effort to gain licensing at the 2002 winter Olympic Games. Neither the internal marketing efforts nor those of the sales manager produced significant results and these efforts were severely cut back in the Spring of 2001 when the Company and Arete Outdoors were unable to secure additional funding for these efforts. While Arete Outdoors operations have been shut down to preserve its assets and resources, the Company believes that its products and philosophy have significant merit in terms of future market potential, provided new capital and management expertise can be obtained. The Company plans to initiate a capital raising program for Arete Outdoors including private placements of debt and/or equity and through a registered rights offering to the Company's shareholders, in which Arete Outdoors would become an independent publicly traded company. The proposed business plan for Arete Outdoors is to pursue a roll-up of young, aggressive and forward looking companies with skilled management, an existing product line with a track record of sales and good prospects of significant sales growth that have certain synergies with one another and can benefit from combined infrastructure, the Company's senior management and financial expertise, and by engaging in allegiances with Arete Outdoors as a publicly traded entity, will be able to attract the capital resources they need to sustain the growth typical of emerging companies in the specialty outdoors sports industry.

The second project undertaken by the Company and its management team during 2000 and the first half of 2001, was a new venture management agreement with Applied Behavior Systems, LLC. (ABS) which sought the assistance of the Company with presenting its business plan to develop its SpeechTeach project to investors including Angel investors, Venture Capitalists and industry partners. This project was expanded to include the development of artificial intelligence applications through Seventh Generation Technologies, Inc. ("7GT").

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

Also, during 2001, the Company focused on developing the spin off of at least two ventures, the outdoor sports venture and the artificial intelligence, speech teach and robotics venture to its shareholders. The plan was that Mr. Raabe would sponsor the outdoor sports venture and Mr. Gorman would work with Mr. Hutchison, the owner of the underlying intellectual property of ABS/7GT and others to pursue the Seventh Generation Technology venture through a new entity, shares of which would be spun off as a stock dividend to the Company's shareholders at a date in the future when such ventures were viable. The Company continued to seek suitable new ventures, new capital, reduce its overhead and to clean up its balance sheet by resolving outstanding debt.

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

The board accepted Mr. Brandimarte's resignation from Eagle Capital and from the Company's board of directors and terminated the initiatives planned with Mr. Brandimarte but preserved the entity and the initiatives intended for the entity in order to find a suitable replacement for him. In December, Mr. Bill Stewart brought his initiative to acquire minor league sports franchises and certain capital raising initiatives to the Company for consideration, which was accepted in the form of a letter of intent to create a new subsidiary for the sports team venture and a private placement of $200,000 in a new series of the Class A Preferred Stock of the Company, to be placed by Eagle Capital to fund a subscription for such shares on the part of Eagle Capital. Certain of the contingencies for the private placement have not been met to date, but include settlement of outstanding debt with current and former employees and with two debt investors with the Company.

Efforts by Mr. Gorman to reach a settlement and go forward with Mr. Bill Hutchison have been unsuccessful, resulting in the possibility that the Company would reserve its right to pursue Mr. Hutchison and Applied Behavior Systems for monies due and owing to it for its financing and contribution of management services, rent, utilities and its share of equity in any new venture that Hutchison pursued using the technology employed by Applied Behavior Systems or other new entity created to do so, along with any rights to new technologies and/or applications that were developed with the Company's help and assistance.

In addition to these issues, the Company has reduced its overhead significantly and its two current officers continued their agreement to accrue salaries through the end of 2001. Mr. Raabe has and will continue to work full-time for the Company, and Mr. Gorman will remain a director through completion of the next annual meeting, but will not seek renomination as a director. Mr. Raabe has agreed to continue to accrue his salary for the first two quarters of 2002. Mr. Gorman will be employed part-time to assist the Company with its annual report, shareholder's meeting and its first quarter 2002 10Q as part-time CFO on an as needed basis. Upon approval by the board, Mr. Gorman may be paid by the subsidiary/spin-off candidates to develop their business plans and disclosure documents for the anticipated registered spin-offs, but will defer any salary while working on behalf of the Company through termination of his employment, on or before the end of the second quarter of 2002.

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

In connection with the letter of intent with Bill Stewart and the subscription agreement of Eagle Capital to purchase up to $200,000 in Series 2 Convertible Preferred stock, Eagle Capital has funded the Company $27,000 to pay for the audit and has committed another $25,000 to pay for the annual shareholder meeting and other specified expenses. Also, Mr. Stewart has an option to purchase $25,000 in face value of Series 2 Convertible Preferred Stock. In addition, Mr. Raabe is willing to advance additional funds to the Company, on an as needed basis, to cover overhead to be repaid in either cash or Series 1 Convertible Preferred Stock pursuant to the option and designation of Series 1 Convertible Preferred Stock adopted on November 19, 2001.

Current Business of the Company

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

Current Capitalization of the Company.

The Company currently has authorized 500,000,000 shares of Capital Stock, with 498,325,562 shares of common stock, no par value, issued and outstanding. This number includes 10,000,000 shares considered unissued for accounting purposes which are held as collateral for notes payable by the Company to non-affiliated parties. See Note 4 to Financial Statements. The Company has 1,000,000 shares of $10 face value Class A Preferred Stock authorized pursuant to an Amended Certificate of Class A Preferred adopted by the board of directors on February 26, 2001. By Board resolution dated November 19, 2001, the board of directors designated 30,000 of such Class A Preferred as Series 1 Convertible Preferred Stock (Series 1 Convertible Preferred) as a means of repaying cash advances made by management through 2002. As of April 12, 2002 no shares of Series 1 Convertible Preferred were outstanding. (See: Certain Relationships and Related Transactions - Transactions with Management and Others.)

Additionally, on December 19, 2001, by Board resolution pursuant to a subscription agreement with Eagle Capital Funding Corp. and Mr. William W. Stewart, the board of directors designated 25,000 of such Class A Preferred Stock as Series 2 Convertible Preferred Stock (Series 2 Convertible Preferred), in a placement of up to $200,000 of such preferred at $10 per share face value. As of April 12, 2002, Eagle had funded an initial tranche of $27,000 of the subscription and 2,700 shares were issued and outstanding as of that date. Also, Mr. Stewart has an option to purchase $25,000 in face value of the Series 2
Convertible Preferred Stock. (See: Certain Relationships and Related Transactions - Transactions with Management and Others.)

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

Competition

The Business Development Company field of business is highly competitive and Arete Industries will have a number of competitors as it searches for high quality investments, acquisition candidates and sources of capital. Sizes of competitors ranges from public shell corporations to large, well capitalized international corporations, with substantial operating histories. Arete Industries will address the competition by targeting a segment of the overall investment industry and establish a small profitable niche it can expand over time.

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

Employees

Arete Industries has one full-time and one part-time executive employee.


Item 2-Description of Property

Arete Industries Inc. currently leases approximately 3,277 square feet of office space consisting of two adjacent suites located in Boulder, Colorado. The Company is negotiating to terminate its lease as to the larger, 2,034 square foot suite and has executed a short term lease on the smaller 1,243 square foot suite at $1,968 per month for six months plus utilities from March 1, 2002 with the right to renew and/or renegotiate. The Company expects to sign a release as to the second larger suite with rent ending as of March 1, 2002, in the immediate future. The Company also rents certain off-site storage facilities. It is anticipated the smaller, 1,243 square foot space will be sufficient for Arete's business development operations for the foreseeable future.


Item 3-Legal Proceedings

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

                                STOCK QUOTATIONS

                                                     BID

         Quarter Ending:             High                      Low
         --------------             --------------------------------

Fye 12/31/00

                                     High                      Low
                                    --------------------------------
                  3/31/00           0.21                      0.008
                  6/30/00           0.09                      0.035
                  9/30/00           0.05                      0.025
                  12/31/00          0.034                     0.011

Fye 12/31/01
                                     High                      Low
                                    --------------------------------
                  3/31/01           0.19                      0.0051
                  6/30/01           0.047                     0.002
                  9/30/01           0.005                     0.0012
                  12/31/01          0.0039                    0.001

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

Common Shares (Unregistered)

     Date          Registration       Share Amount          Consideration           Description
                   Exemption
----------------   ----------------   -------------------   ---------------------   ---------------------------------
    3/25/99        4(2) of '33 Act             8,500,000    $49,997                 Preferred Stock Conversion
----------------   ----------------   -------------------   ---------------------   ---------------------------------
    3/1/00         4(2) of '33 Act               450,000    $31,500                 Individual Private Placement
----------------   ----------------   -------------------   ---------------------   ---------------------------------
    4/1/00         4(2) of '33 Act             1,288,660    $7,333                  Preferred Stock Conversion
----------------   ----------------   -------------------   ---------------------   ---------------------------------
    6/16/00        4(2) of '33 Act               500,000    $2,500 cash             Part of Consulting fee with
                                                                                    independent contractor
----------------   ----------------   -------------------   ---------------------   ---------------------------------
    12/8/00        4(2) of '33 Act             2,000,000    $20,000                 Ind. Contractor Consulting Fees
----------------   ----------------   -------------------   ---------------------   ---------------------------------
    12/5/00        4(2) of '33 Act             5,000,000    Collateral Pledge       D. L. Foster, pledged as
                                               1,000,000    Interest                collateral and interest
                                                                                    for $50,000 loan
----------------   ----------------   -------------------   ---------------------   ---------------------------------
    12/5/00        4(2) of '33 Act             5,000,000    Collateral Pledge       G. McMullen, pledged as
                                               1,000,000    Interest                collateral and interest
                                                                                    for $50,000 loan
----------------   ----------------   -------------------   ---------------------   ---------------------------------
    3/12/01        4(2) of '33 Act               500,000    $5,000                  Consulting Fee with independent
                                                                                    Contractor
================   ================   ===================   =====================   =================================


Preferred Shares   (Unregistered)

================   ================   ===================   =====================   =================================
     Date          Registration       Share Amount          Consideration           Description
                   Exemption
----------------   ----------------   -------------------   ---------------------   ---------------------------------
    4/12/02        4(2) of '33 Act                 2,700    $27,000                 First Tranche of Series 2
                                                                                    Preferred Private Placement
================   ================   ===================   =====================   =================================


Item 6 - Management's Discussion and Analysis

Critical accounting policies:

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

Stock issuances:

The Company has relied upon the issuance of shares of its common stock, options to purchase its common stock and preferred stock to fund much of the Company's operations. The following describes the methods used to record various stock related transactions.

Stock issued for services is valued at the market price of the Company's stock at the date of grant.

Compensation related to the issuance of stock options to employees and directors is recorded at the intrinsic value of the options, which is the market price of the Company's common stock less the exercise price of the option at the measurement date. The Company's common stock issued to the consultants is recorded at the market price of the Company's common stock at the measurement date. The measurement date is generally the date the options are fully vested.

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

In the end of the second quarter and the beginning of the third quarter of fiscal 2001, the Company could not secure the next round of financing for its incubated companies, nor could it reasonably hope to do so in the foreseeable future, and without additional funding for itself, it was forced to stop funding them. (See: Description of Business.)


Financial Condition

As of December 31, 2001, the Company had $252,087 in total assets and $1,837,518 in total liabilities, as compared to $205,965 and $1,153,757 at the end of fiscal year ended December 31, 2000, respectively. Accounts payable and accrued expenses at December 31, 2001 were $1,553,300 as compared to $902,196 at December 31, 2000. The Company had a revolving line of credit of $50,000, which was paid off in 2001 with the proceeds of two certificates of deposit that had been pledged as collateral against the note. The note was secured by two separate certificates of deposit in the amount of $25,000 each, one of which was pledged by the Company's CEO, the other was purchased with proceeds of a stock purchase by the CEO. Subsequently, the CEO contributed his certificate of deposit to the Company in exchange for shares of common stock.

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of trade payables of $87,625 and unpaid 1999 payroll taxes of $46,897 remaining from its printing and direct mail advertising business. The Company owes approximately $79,000 in unpaid Federal payroll taxes for calendar years 1995 through 1997 including penalties and interest. The Company owes approximately $65,858 in 2000 and $97,373 in 2001, respectively, in accrued payroll taxes, including penalties and interest. (See: Note 3 to Financial Statements.)

During the period ended December 31, 2001, the Company continued to rely upon infusions of cash from loans and cash advances by executives of the Company. The proceeds were used for overhead, payment of corporate obligations, product development, salaries, patent applications and marketing of products. As of December 31, 2001, executive salaries of $439,372 and bonuses of $381,860 were accrued and unpaid.

Results of operations

The Company's revenues from operations consisting principally of management fees and related services and sales of Aggression Sports, Inc products, for the fiscal year ended December 31, 2001 were $ 11,255 as compared to $108,943 for the fiscal year ended December 31, 2000. Operating expenses for the fiscal year ended December 31, 2001 were $1,049,664 resulting in an operating loss of $1,038,409 as compared to operating expenses of $1,335,532, and an operating loss of $1,226,589 for the fiscal year ended December 31, 2000.

Significant operating costs for the year ended December 31, 2001 included salaries for Arete Industries of $440,402, of which $338,872 was deferred and unpaid salaries. Additionally, research and development costs of $122,228 were incurred consisting of moneys advanced to ABS and to Aggression Sports, Inc. for product development and intellectual property protection. In addition, management fees charged by the Company to ABS were $83,495. These management fees have not been recorded as revenue at this time due to the uncertainty that realization of the revenue from ABS, LLC is not reasonably assured. Such revenue will be recorded at such time as ABS/7GT either successfully acquires financing or achieves revenues from sales of products and/or services. Other Operating Expenses of $811,418 consisted of salaries, medical insurance, shareholder communication, consulting and legal fees, telephone, utilities and travel. The salary cost of the Company reflects a decrease over fiscal year 2001 in employees from eight to three compared to the prior year.

Total other expenses of $55,919 included an impairment of investment in Aggression Sports, of $141,711 offset by a $110,816 minority interest in Aggression Sports, Inc. loss, pre-acquisition loss of initial investment in Aggression Sports, Inc. of $39,047 and $11,958 in interest and miscellaneous income, an interest expense of $76,029 resulting in a net loss from continuing operations of $1,094,328.

Liquidity and Capital Resources

The Company had a working capital deficit as of December 31, 2001 of $1,757,367. This compares to a working capital deficit of $1,061,963 in the fiscal year ended December 31, 2000. The $695,404 increase in working capital deficit for the fiscal year 2001 is attributable to an increase in accrued expense from $508,462 (fye 2000) to $852,323 (fye 2001) and an increase in accounts payable from $201,979 (fye 2000) to $411,849 (fye 2001) and an increase in accrued payroll taxes from $191,755 (fye 2000) to $289,128 (fye 2001). During the 12-month period ended December 31, 2001 an aggregate of 115,902,650 shares of common stock were issued for aggregate consideration of $528,769, (avg. $0.005 per share) including the exercise of stock options granted.

The two senior executive officers have accrued salaries and have advanced cash to the Company to fund operations, primarily for cash accruals and equity.

During 2001, the CEO directly and through an affiliated entity, advanced an aggregate of $65,953 in cash or cash equivalents to the Company and transferred $36,750 in value of his personal common stock for a company expense of which he used $123,412 to purchase 31,649,367 shares of common stock directly and through exercise of options and accrued $120,000 for salary. Following the 2001 year end, as of April 22, 2002, the CEO had advanced an additional $14,815 in cash, and accrued an additional $30,000 in salary. (See: Executive Compensation, Tables and Notes thereto.)

During 2001, the CFO advanced $98,330 in cash plus a note in the amount of $21,213 to the Company which he used to purchase 31,500,000 shares of common stock through the exercise of options for $116,287. The CFO also deferred and accrued $120,000 in salary. During January, 2001, the CFO exercised an incentive stock option for 5,000,000 common shares at $0.015 per share in exchange for a note in the amount of $75,000. (See: Executive Compensation, Tables and Notes thereto).

During fiscal year ended December 31, 2001, including the issuances referred to in the previous two paragraphs, the Company issued 58,500,000 shares of its common stock valued at $277,200 for the exercise of employee stock options and an aggregate of 30,753,283 shares valued at $116,307 in lieu of salary and expenses. Also, the Company issued 8,000,000 shares to the president of Aggression Sports, Inc. in settlement of outstanding salary, expenses and in exchange for the cancellation of the former president's equity interest in the subsidiary.

As described above, the Company has insufficient authorized and unissued common shares to allow conversion and exercise of outstanding common stock options and conversion rights of preferred stock which has been reserved for issuance to insiders in exchange for their accrued cash advances, and for issuance in a private placement of up to $200,000 in Series 2 Convertible Preferred stock, which the Company is currently conducting to an affiliated entity. As of April 21, 2002, the Company had raised $27,000 in gross proceeds of this private placement and had 2,700 outstanding shares of Series 2 Convertible Preferred. The Company has agreed to a specific use of the first proceeds of this offering including paying its auditing costs. The Company has committed another $25,000 to pay the costs of holding its next annual meeting and other specified expenses. Management believes that the Company will experience significant difficulty raising additional capital or attracting viable acquisition candidates until these matters have been resolved and the Company has eliminated a substantial amount of its outstanding debt.

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

Thomas Y. Gorman (44): CFO and Director.
----------------
Mr. Gorman joined Arete Industries as a member of the Board of Directors in September of 1998, and became its CFO on May 2, 2000. Since June of 1998, and prior to joining the management team of Arete, Mr. Gorman was the CFO of In-Store Media Systems, Inc. In Store Media is an OTC:BB, publicly trading company that is completing the development of its in-lane, electronic coupon clearing system and a closed-loop coupon distribution system for supermarkets and other retail food outlets. While at In Store Media, he participated in the SEC compliance and reporting requirements, raising over $3 million from equity private placements and managing key vendor relationships during its development stage. From 1993 to June of 1998, Mr. Gorman was Director of Business
Development for PAC Enterprises, Inc. PAC Enterprises represented a group of companies, which built turnkey beverage can manufacturing plants around the world. While at PAC Enterprises, he participated in a combined total of over $250 million of debt and equity financing for two-piece steel and aluminum can manufacturing plants in Asia, Africa, South America, Eastern Europe and Russia. From 1991 to 1993, Mr. Gorman was President of U-Choose-It, Inc., a television production company, with self-syndicated 30-minute programs that provided home health care patients more information about their equipment choices. The Company produced over a dozen TV shows, and at its peak, was airing in 32 markets. From 1988 to 1991, Mr. Gorman was vice president of marketing and a corporate director of Roman Labs, Inc. Roman Labs developed the first portable oxygen concentrator for home-bound patients suffering from chronic respiratory disease. Mr. Gorman earned his BA in Economics from DePauw University and his MBA from the Executive Program at the University of Colorado.

William W. Stewart  (40) Director.
------------------
Mr. Stewart joined the board of directors on December 19, 2001 at the time the Company entered into a Letter of Intent to form a subsidiary corporation to pursue acquisition and management of minor league sports franchises. He has agreed to take over operations and the business plan of a company formed by the Company in 2001, Eagle Capital Funding Corp. (Eagle Capital) to pursue capital funding projects including projects pursued by the Company and for other private and/or public ventures. In addition to serving as an outside director and developing the sports franchise venture, Mr. Stewart will provide consulting services to the Company relating to corporate finance, mergers and acquisitions. (See - Certain Transactions with Management and Others). From 1986 to 1994, Mr. Stewart worked in the brokerage industry as an NASD licensed registered representative. He started his career with Boettcher and Company of Denver, Colorado and left the Principal Financial Group of Denver, Colorado in 1994 to open his own small-cap investment firm, S.W. Gordon Capital, Inc., where he has been its president since 1994 to the present. He has consulted with many small companies, both public and private, on capital formation and mergers and acquisitions. Mr. Stewart is on the board and an owner of Richmond Sports Partners, LLC, a Virginia Limited Liability Company in the business of acquiring and managing minor league sports franchises. Richmond Sports Partners owns the Richmond Renegades of the East Coast Hockey League. He is also the CEO and owner of Larimer County Sports, LLC, a Colorado Limited Liability Company, which is in the process of establishing a minor league hockey franchise in northern Colorado. Mr. Stewart was born in The Pas, Manitoba, Canada. Mr. Stewart attended the University of Denver on a full athletic scholarship where he played hockey from 1979 to 1983 as right wing and served as assistant captain during his senior year. Mr. Stewart graduated with a BS, Business Administration from the University of Denver in 1983, with honors as a Student Athlete.

Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

The Company files reports under Section l5(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10% stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10 - Executive Compensation

Summary Compensation Table
--------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                             Long Term Compensation
                                                                       ------------------------------------
                                       Annual Compensation                      Awards            Payouts
                             ----------------------------------------- ------------------------- ----------
     (a)            (b)           (c)           (d)          (e)          (f)          (g)          (h)         (i)
--------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
Name and        Year or                                  Other         Restricted                            All Other
Principal       Period             $             $       Annual        Stock      Option/ SAR's  LTIP       Compensa-tion
Position        Ended           Salary         Bonus     Compensa-tion  Awards         (#)       Payouts        ($)
                                                                          ($)                       ($)
--------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------

Thomas P.       12/31/01     $120,000(1)         -            -                   60,000,000(2)
Raabe, CEO,
Chairman        12/31/00     $120,000 (1)   $88,750 (2)       -                    7,500,000(2)                  -

                12/31/99     $90,000 (1)    $43,875 (2)       -                    5,000,000(2)                  -
                                     (3)
--------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
Thomas Y.       12/31/01     $120,000(5)         -                                76,500,000(4)
Gorman
                12/31/00     $90,000        119,000 (4)                            7,500,000(5)
                             (4)(5)         (5)
                12/31/99                    $27,125 (4)                            3,000,000(4)
                                   -
--------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
Lawrence P.     12/31/01     $50,000(6)                                             2,000,000
Mortimer
                12/31/00     $75,000 (6)    $147,250 (6)                          11,000,000(6)

--------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
Michael H.      12/31/01     30,513.50(7)        -                                      -
Parsons
                12/31/00     $75,000 (7)    $73,750 (7)                            7,500,000(7)
=============== ============ ============== ============ ============= ========== ============== ========== ============


(1) Effective November 1, 1999, Mr. Raabe's salary was increased to $120,000. Fiscal year 2000 salary was $120,000 including $81,500 paid of which the net pay was used to purchase common stock directly or by exercise of options and $38,500 was unpaid and accrued. During fye 12/31/99 the Company accrued $81,021 salary to Mr. Raabe and issued a convertible note in this amount which accrues interest at 10%. In March of 2001, the outstanding principal and interest of this note of $84,912 was converted to common stock at the contractual rate of $0.0051 per share for 16,649,367 shares. Mr. Raabe was paid $7,500 in face value of Series A Preferred Stock for January, 1999 salary, which was converted into common stock. (See: Certain Transactions with Management and Others).

(2) Under the 1999 Omnibus Stock Option Plan, the shareholders authorized a 3,000,000 share stock grant to Mr. Raabe. These shares issued were accepted in payment of other existing obligations for advances in the amount of $30,000 and the Company accrued a cash bonus of $30,000. Also, under the 1999 Plan, Mr. Raabe was granted an option to purchase 5,000 shares of Series A Preferred for $50,000. In December of 2000, this Option was amended to a common stock option for 5,000,000 shares at $0.01 per share and was partially exercised for 3,938,497 shares with 1,061,503 shares remaining available for purchase. Under the 2000 Omnibus Stock Option Plan, Mr. Raabe was granted a stock bonus of 1,500,000 shares valued at $15,000 and an Option to purchase 15,000 shares of Series A Preferred for $150,000, which vested after June 30, 2000. The shares issued for the stock Bonus were accepted in payment of other outstanding obligations for advances in the amount of $15,000 and the Company accrued a cash bonus for $15,000. Also, following the end of fiscal 2000, the referenced Class A Preferred Option was amended to entitle the CEO to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares, which option has since expired. In addition, in December of 2000, Mr. Raabe was granted a compensatory common stock bonus of 2,500,000 shares valued at $0.0175 per share and an option to purchase 2,500,000 shares of common stock for $0.0175 per share or $43,750. The shares issued for the Bonus were accepted as partial exercise of a stock option paid with accrued salary and cash advances to the Company and the Company accrued a cash bonus for $43,750. During Fiscal 2001, Mr. Raabe was granted compensatory stock options for an aggregate of 60,000,000 shares at varying exercise prices, of which 20,000,000 of such options were exercised with conversion of outstanding notes payable from the Company for accrued cash advances and/or accrued salary, bonus and expenses; and a 40,000,000 share option at $0.001 per share for 2 years from November 19, 2001, remains outstanding and cannot be exercised until the the Company has sufficient authorized and unissued shares of common stock to allow exercise of the option. (See "Certain Transactions with Management and Others").

(3) During the first quarter of 2000, Mr. Raabe converted 2,250 shares of Series A Preferred into 2,250,000 shares of common stock which was issued for November and December 1998 and January 1999 salary.

(4) During fiscal year ended December 31, 1999, as compensation for his services during the fiscal year ended 12/31/98, Mr. Gorman was granted a 1,500,000 share stock bonus valued at $14,625 and a stock option to purchase up to 3,000,000 shares of common stock for $33,000. The option was exercised for cash during 2000. Additionally, as a compensatory grant for services during fiscal year ended December 31, 1999, the board granted and then revised and repriced upward, a 3,500,000 common stock bonus valued at $35,000 and an option to purchase $50,000 in face value of Series A Preferred Stock with the common stock conversion rate for the preferred shares set at $0.01 per share. Of the latter grant, only a bonus of 1,250,000 was issued during fiscal year ended December 31, 1999 and during fiscal year 2000, the remaining Bonus shares were accepted in payment of other existing obligations for advances in the amount of $22,500 and the Company accrued a cash bonus for $22,500. During fiscal year ended 2000, the Option was amended to a common stock option for 5,000,000 shares at $0.01 per share and was exercised. During fiscal 2001, Mr. Gorman was granted compensatory stock options for an aggregate of 76,500,000 shares, of which 36,500,000 were exercised with conversion of outstanding notes payable from the Company and Notes to the Company for $96,213, and a 40,000,000 share option at $0.001 per share exercisable for 2 years from November 19, 2001, remains outstanding. (See "Certain Transactions with Management and Others").

(5) During fiscal year ended December 31, 2000, Mr. Gorman became a full time salaried employee initially at $108,000 per year adjusted to $120,000 per year effective 10/01/2000. Under the Company's 2000 Omnibus Stock Option and Compensation Plan, Mr. Gorman was granted a stock bonus of 1,500,000 shares valued at $15,000 and an option to purchase 12,500 shares of Series A Preferred for $125,000, which vested after June 30, 2000. The 1,500,000 shares issued were accepted in payment of other existing obligations for advances in the amount of $15,000 and the Company accrued a cash bonus of $15,000. Also, following the end of fiscal 2000, the Option was amended to entitle Mr. Gorman to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares, which option has since expired. In addition, in December of 2000, Mr. Gorman was granted a compensatory stock bonus of 5,000,000 shares valued at $0.0165 per share and a common stock option to purchase 2,500,000 shares of common stock for $0.0175 per share or $43,750. The shares issued for the Bonus were accepted in exercise of a stock option paid with accrued salary and cash advances to the Company and the Company accrued a cash bonus for $81,500. (See "Certain Transactions with Management and Others")

(6) During fiscal year ended December 31, 2000, Mr. Lawrence Mortimer became a full time salaried employee initially at $108,000 per year adjusted to $120,000 per year effective 10/01/2000. Under the Company's 2000 Omnibus Stock Option and Compensation Plan, Mr. Mortimer was granted a signing bonus of 1,500,000 shares and a further 1,500,000 share bonus which vested after June 30, 2000. The bonus shares were valued at $0.01 per share. Additionally, Mr. Mortimer was granted an option to purchase 12,500 shares of Series A Preferred for $125,000, which vested after June 30, an option to purchase 3,500,000 shares at $0.021 per share and an option to purchase 2,500,000 shares at $0.0175 per share, together with an additional stock bonus of 2,500,000 shares valued at $0.0175 per share. Also, following the end of fiscal 2000, the referenced Class A Preferred Option was amended to entitle Mr. Mortimer to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares. Of the aggregate bonuses granted, 3,723,286 shares valued at $32,657.50 were retained and 1,776,714 shares were accepted as exercise of a stock option paid for with accrued salary and cash advances to the Company in the amount of $31,092.50 and the Company accrued a cash bonus for $43,750. Mr. Mortimer exercised options for

5,276,714 common shares for consideration of $73,500 in a short-term note and $31,092.50 in accrued salary. In October 2000 the Company awarded and accrued a cash bonus of $73,500 to Mr. Mortimer for selling the initial demonstration project for the Rush Downhiller at Copper Mountain Resort. Also, following the end of fiscal 2000, the Class A Preferred stock option was amended to entitle Mr. Mortimer to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares, which option has since expired. In April 2001, he was granted a compensatory stock option for 2,000,000 shares of common stock which was exercised in exchange for accrued expenses and a note payable to the Company. Mr. Mortimer resigned from the Company in May 2001 (See "Certain Transactions with Management and Others.")

(7) During fiscal year ended December 31, 2000, Mr. Michael H. Parsons became a full time salaried employee initially at $108,000 per year adjusted to $120,000 per year effective 10/01/2000. Under the Company's 2000 Omnibus Stock Option and Compensation Plan, Mr. Parsons was granted a signing bonus of 1,500,000 shares and a further 1,500,000 share bonus which vested after June 30, 2000. The bonus shares were valued at $0.01 per share. Additionally, Mr. Parsons was granted an option to purchase 12,500 shares of Series A Preferred for $125,000, which vested after June 30, 2000 and an option to purchase 2,500,000 shares at $0.0175 per share, together with an additional stock bonus of 2,500,000 shares valued at $0.0175 per share. Of the aggregate bonuses granted, 423,218 shares valued at $4,232 were retained and the balance valued at $69,518 were accepted for payment of $25,768 in accrued salary, and the Company accrued a cash bonus for $43,750. Mr. Parsons exercised options for 2,500,000 common shares for consideration of $43,750 in a short-term note. Also, following the end of fiscal 2000, the Class A Preferred stock option was amended to entitle Mr. Parsons to purchase $125,000 in Common Stock at an exercise price of $0.025 per share, or 5,000,000 common shares, which option has since expired. Mr. Parsons resigned from the Company effective June 1, 2001. (See "Certain Transactions with Management and Others.")

Option/SAR Grants Table
-----------------------

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

          (a)                    (b)                    (c)                   (d)              (e)
                              Number of              % of Total
                              Securites           Options/SAR's           Exercise or
                             Underlying           Granted to Employees     Base Price
          Name              Options/SAR's           in Fiscal Year          ($/Sh)       Expiration Date
                             Granted (#)
========================= =================== ========================= ================ =================
    Thomas P. Raabe          5,000,000(1)               2.8%                $0.0046          4/19/02
------------------------- ------------------- ------------------------- ---------------- -----------------
                              5,000,000                 2.8%                $.0034           5/29/02
------------------------- ------------------- ------------------------- ---------------- -----------------
                              5,000,000                 2.8%                $.0020           7/30/02
------------------------- ------------------- ------------------------- ---------------- -----------------
                              5,000,000                 2.8%                $.0011           11/9/02
------------------------- ------------------- ------------------------- ---------------- -----------------
                              40,000,000               22.4%                $.0010           11/19/03
------------------------- ------------------- ------------------------- ---------------- -----------------

------------------------- ------------------- ------------------------- ---------------- -----------------
    Thomas Y. Gorman         5,000,000(2)               2.8%                $0.015           1/26/02
------------------------- ------------------- ------------------------- ---------------- -----------------
                              6,500,000                 3.6%                 $.010            3/9/02
------------------------- ------------------- ------------------------- ---------------- -----------------
                              5,000,000                 2.8%                $.0046           4/19/02
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                  10,000,000                5.6%                $.0340           5/29/02
------------------------- ------------------- ------------------------- ---------------- -----------------
                              5,000,000                 2.8%                .$0.002          7/30/02
------------------------- ------------------- ------------------------- ---------------- -----------------
           "                  5,000,000                 3.8%                $0.0011          11/9/02
------------------------- ------------------- ------------------------- ---------------- -----------------
                              40,000,000               22.4%                $.0010           11/19/03
------------------------- ------------------- ------------------------- ---------------- -----------------

------------------------- ------------------- ------------------------- ---------------- -----------------
     Larry Mortimer           2,000,000                 1.1%                $.0046           4/19/02
------------------------- ------------------- ------------------------- ---------------- -----------------

------------------------- ------------------- ------------------------- ---------------- -----------------
 William W. Stewart(3)        40,000,000                22.4                $.0010           12/19/03
========================= =================== ========================= ================ =================

(1) At the time of grant the exercise price exceeded the market price for the underlying common shares.

(2) At the time of grant the exercise price exceeded the market price for the underlying common shares.

(3) Compensation Grant to Director as such and as consultant and future Executive of future Subsidiary, (See: Executive Compensation - Compensation of Directors).

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.
---------------------------------------------------------------------------


               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values

        (a)                  (b)                   (c)                       (d)                        (e)
                                                                     Number of Securities      Value of Unexercised
                                                                    Underlying Unexercised         In-the-Money
                                                                       Options/SARs at        Options/SARs at FY-End
                                                                          FY-End (#)                  ($)(1)
                       Shares Acquired
                       on Exercise (#)                                   Exercisable/              Exercisable/
        Name                                Value Realized ($)          Unexercisable              Unexercisable
===================== =================== ======================= =========================== ========================
  Thomas P. Raabe         20,000,000               $ -                    51,561,503                  $48,000
                                                                       Unexercisable(2)          Unexercisable(2)
--------------------- ------------------- ----------------------- --------------------------- ------------------------
  Thomas Y. Gorman        36,500,000               $ -                    40,000,000                  $48,000
                                                                       Unexercisable(2)          Unexercisable(2)
--------------------- ------------------- ----------------------- --------------------------- ------------------------
 Lawrence Mortimer
                          2,000,000                $ -                       N/A                        N/A
--------------------- ------------------- ----------------------- --------------------------- ------------------------
 William W. Stewart            -                                          40,000,000                  $48,000
                                                                       Unexercisable(2)          Unexercisable(2)
===================== =================== ======================= =========================== ========================


(1)  Value determined at closing bid on 12/31/01 of $0.0022/share.

(2) Per the terms of the Option Grant, because the Company has insufficient authorized and unissued common stock to allow exercise of these options, exercise is deferred until the Company effects a reclassification or increase of its authorized capital stock to enable the options to be exercised.

Compensation of Directors.
---------------------------
There are no standard arrangements relating to compensation of directors for services provided as directors. Mr. Stewart was appointed to the Board of Directors pursuant to an agreement in which he received a compensatory option, which is subject to certain contingencies, including creation of a new minority owned subsidiary of the Company, provision of consulting services to the Company and other professional services. (See: Certain Transactions with Management and Others).

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

Contractual Arrangements Regarding Changes in Control. There are no arrangements known to management, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in the control of the Company. Pursuant to terms of the Class A Preferred and the Series 1 and Series 2 Convertible Preferred, under certain conditions of default, holders of either Series of the Class A Preferred entitled by virtue of the Company's default of such provision, may call a special shareholders' meeting and remove the board of directors, appoint a new board of directors, a receiver or a trustee until such time as such defaults are cured or remedied.

Item 11 - Security Ownership of Certain Beneficial Owners and Management.

     The following table set forth the shareholdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of April 12, 2002.


                (a) Stock Ownership of Certain Beneficial Owners

            (1)                          (2)                        (3)                         (4)
----------------------------- -------------------------- --------------------------- --------------------------
Title of Class                Name and Address of        Amount and Nature of            Percent of Class
                              Beneficial Owner           Beneficial Ownership
----------------------------- -------------------------- --------------------------- --------------------------
                                                          54,785,537 total
Common Stock                  Boulder Sports, LLC c/o     4,543,300  Shares -
                              2955 Valmont Road, Suite    Direct
                              300, Boulder, Colorado
                              80301                       50,242,237 Shares -                10.7% (4)
                                                          Indirect (1)(2)
----------------------------- -------------------------- --------------------------- --------------------------
Common Stock                  Thomas P. Raabe Trust      54,785,537 Total
                              c/o 2955 Valmont Road,     10,399,367 Shares Direct
                              Suite 310, Boulder,        44,386,170 Shares,                  10.7%(4)
                              Colorado 80301             Indirect (1)(3)
----------------------------- -------------------------- --------------------------- --------------------------

(1) Including beneficial ownership of 27,031,367 shares attributed from the share holdings of the Company's CEO, plus 11,561,503 common shares, which the CEO has the right to acquire within 60 days from the date of this report and 1,250,000 shares owned by family members of the CEO.

(2) Includes beneficial ownership of 10,399,367 shares attributed from the holdings of the Thomas P. Raabe Trust.

(3) Includes beneficial ownership of 4,543,300 shares owned by Boulder Sports, LLC.

(4)  Percentage   calculated  based  on  498,325,562   shares  outstanding  plus
     11,561,503 shares subject to unexercised options and rights attributable to the CEO, or a total of 509,887,065 total shares.


                        (b) Stock Ownership of Management

----------------------- ------------------------------- --------------------------- ---------------------------
         (1)                         (2)                           (3)                         (4)
----------------------- ------------------------------- --------------------------- ---------------------------
Title of Class          Name and Address of             Amount and Nature of             Percent of Class
                        Beneficial Owner                Beneficial Ownership
----------------------- ------------------------------- --------------------------- ---------------------------

                        Directors
                        -------------------------------
Common Stock            Thomas P. Raabe                 54,785,537 total
                        c/o 2955 Valmont Road, Suite    38,592,870 direct                    10.7%(1)
                        300, Boulder, Colorado 80301    16,192,667 indirect (1)
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            William W. Stewart                         -0-                         -0-
                        C/o 2955 Valmont Rd., Suite
                        300, Boulder, Co. 80301
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Thomas Y. Gorman c/o 2955       7,500,000 direct (2)                 1.5%(2)
                        Valmont Road, Suite 300,
                        Boulder, Colorado 80301
----------------------- ------------------------------- --------------------------- ---------------------------


Item 11(b) Cont'd       Executive Officers
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Thomas P. Raabe                 54,785,537 total
                        c/o 2955 Valmont Road, Suite    38,592,870 direct                    10.7%(1)
                        310, Boulder, Colorado 80301    16,192,667 indirect (1)
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Thomas Y. Gorman c/o 2955       7,500,000 direct (2)                 1.5%(2)
                        Valmont Road, Suite 300,
                        Boulder, Colorado 80301
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Lawrence P. Mortimer c/o 2955              -0-                          0%
                        Valmont Road, Suite 300
                        Boulder, Colorado 80301
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Michael H. Parsons c/o 2955                -0-                          0%
                        Valmont Road, Suite 300
                        Boulder, Colorado 80301
----------------------- ------------------------------- --------------------------- ---------------------------
                        Directors and Executive         62,285,537 (3)                        12.2%
                        Officers as a Group
                        ------------------------------- --------------------------- ---------------------------

(1)  See footnotes 1 through 4 to previous table.

(2)  Percentage calculated based on 498,325,565 shares.

(3) Percentage calculated based on 509,887,065 shares outstanding including 11,561,503 unexercised stock options, which officers and directors have the right to acquire within 60 days from the date of this report.


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

During the fourth quarter of 2001, the Company authorized two Series of its Class A Convertible Preferred Stock, entitled "Series 1 and Series 2 Convertible Preferred", respectively. There are 30,000 shares of Series 1 Convertible Preferred shares is reserved for issuance to officers, directors and consultants of the Company for payment of cash advances and notes payable to the insiders that are accrued to date and any additional advances accrued through June 30, 2002 and are convertible into common shares at $0.001 per share. As of fiscal year end December 31, 2001, there was outstanding $253,181 and $156,964 respectively in accrued advances and notes payable to the CEO and an affiliate of the CEO. The Series 1 Convertible Preferred carry no dividend rights unless the common stock conversion rights are not exercisable after June 30, 2002 due to insufficient authorized and unissued common stock to allow conversion, in which event a dividend of 6% of the face amount of outstanding Series 1 Convertible Preferred, payable quarterly will accrue and accumulate if not paid on a quarterly basis. The Series 1 Convertible Preferred carries voting rights equal to the number of common shares into which it is entitled to convert as of the record date of any shareholders meeting, and has special voting rights under certain events of default including, a default on payment of dividends; bankruptcy or receivership; an action or event preventing the Company from authorizing additional common shares or effecting a recapitalization to allow exercise of the common stock conversion privilege; or failure of the Company to timely maintain its compliance with SEC reporting requirements. In the event that the officers, directors and/or consultants exchange their notes payable and accrued advances for Series 1 Convertible Preferred as contemplated, they will more than likely be entitled to exercise a significant amount of voting control of the Company.

Also, during the fourth quarter of fiscal year ended December 31, 2001, the Company signed a letter of intent with Mr. William W. Stewart to form a new, minority owned subsidiary to pursue acquisition and management of Minor League Sports Franchises. Pursuant to this letter of intent, Mr. Stewart was appointed to the board of directors of the Company and retained as an independent consultant. Mr. Stewart also agreed to take control of Eagle Capital Funding Corp., a company previously formed by the Company to pursue the business of construction financing and development bonding, to subscribe for and pursue funding of a $200,000 private placement of up to 20,000 shares of the Company's Series 2 Convertible Preferred Stock. At the same time, the board of directors designated the new Series 2 Convertible Preferred for issuance to Eagle Capital Funding Corp. at $10 per each share of Series 2 Convertible Preferred. The board also granted Mr. Stewart the Option to purchase 2,500 shares of the Series 2 Convertible Preferred at $10 per share, as well as a $40,000 option to purchase 40,000,000 of common stock of the Company at $0.001 per share, for an exercise period of two (2) years from December 19, 2001.

The Series 2 Convertible Preferred is convertible into shares of common stock at the rate of $0.0005 per common share at a time when sufficient authorized and unissued shares of common stock are available to permit such exercise, carry a 10% cumulative dividend commencing the first date of the first fiscal quarter following the date of issuance; and are redeemable at the option of the Company at such time as the common stock conversion right becomes available, as stated above; or if the Company has not made such shares of common stock available for issuance on conversion by on or before August 31, 2002, the holders may demand redemption of the Series 2 Convertible Preferred at face value plus accrued and accumulated dividends. The Series 2 Convertible Preferred also carries voting rights equal to the number of common shares into which they are entitled to convert and special default voting rights similar to the Series 1 Convertible Preferred.

As of the date of this report, $27,000 of the total $200,000 private placement subscription of Eagle Capital Funding Corp. has been funded and 2,700 shares of Series 2 Convertible Preferred are outstanding. A second tranche of $25,000 is due in sufficient time to allow the Company to hold an annual meeting of its shareholders on or before June 30, 2002. Thereafter, Eagle Capital Fundng Corp. will have the greater of 160 days from funding the second tranche or 60 days after the referenced annual shareholders meeting to funding the balance of its subscription. Under the terms of the Subscription Agreement, and the referenced letter of intent, there are certain contingencies and requirements to be met by the Company that have not been fulfilled including settlement of outstanding wages, salaries, notes receivable and other claims by and with the current and certain former officers of the Company; payment of or settlement of outstanding employee withholding tax obligations; and resolution of the $100,000 note payable to unrelated parties, described elsewhere in this report. Funding of the balance of the subscription is on a best efforts, no minimum basis, with no assurances that Eagle Capital Funding Corp., will be able to successfully raise all or any significant portion of the subscription amount before the expiration date of the subscription agreement or any extension thereof. In the event that the full subscription is funded, of which there is no assurance, the holders of the Series 2 Convertible Preferred will be entitled to exercise voting rights equivalent to 450 million shares of Common Stock or approximately 36% of the total voting stock of the Company, assuming all shares of the Series 1 Convertible Preferred are outstanding as of the record date of any shareholders meeting.

As of the fiscal year ended December 31, 2001, Aggression Sports, Inc., was owned 61% by the Company (2,000,000 common shares) and 39% by Boulder Sports, LLC (1,250,000 common shares) an affiliate of the CEO. In May of 2001, the Company provided a major portion of the consideration paid in a settlement agreement with the former President of Aggression Sports, Inc. resolving all of the former President's outstanding compensation, expenses and rights to certain designs and pending patent applications. In exchange for the payment of 8,000,000 common shares by the Company to the former President, Aggression Sports, Inc. issued the Company 1,000,000 shares of Aggression Sports, Inc.
common stock, gave the former President a computer and returned certain partially completed designs for two new products and other undeveloped concepts, which Aggression Sports, Inc. chose not to pursue.

The Company has agreed to indemnify and advance legal fees and expenses to the CEO in connection with his personal defense of the recently settled SEC enforcement action. The CEO has personally advanced these fees and expenses to date, but they have been submitted and included in the current balance of the Note Payable for expenses and advances from the CEO for fiscal 2001.

In April of 1998, the Company, its former officers and directors, and its current and former CFO entered into a Change in Control Agreement which provided in part for the resignation of the first mentioned former officers and directors and for indemnification of these individuals from the 100% penalty for trust fund taxes arising from outstanding unpaid federal and state withholding taxes owed by the Company for tax years 1995 through 1997, and to indemnify and advance expenses for defense of any suits brought against them in their capacity as officers and directors of the Company, provided that the provisions of the Colorado Corporation Act, the Company's charter and by-laws and other laws relating to indemnification were complied with. In October of 2000, the Company, the Company's CEO and the two former officers and directors entered into a Settlement Agreement and Mutual General Release in which both parties agreed to resolve, waive and release each other from all claims and disputes between them with respect to all matters of dealings between them through and including the date of their resignations in April of 1998 and including all matters related to the recently concluded Securities and Exchange Commission enforcement action. The Agreement left in place the general indemnification provisions set forth in the referenced Change in Control Agreement, with respect to any other action brought against them not otherwise resolved in the Settlement Agreement. Pursuant to this settlement, the two former officers and directors agreed to execute in their individual capacity, a settlement agreement with the Commission, to sign a Consent Order to the entry of an injunction against them for the matters set forth in the Complaint against them without admitting or denying the allegations thereof, and payment of $20,000 in civil penalties to the Commission. In exchange, the Company agreed to pay approximately $9,000 in their attorney's fees plus $10,000 of their civil penalties and the CEO agreed to loan them $10,000 to be applied to pay the civil penalties. In addition, the Company reaffirmed its obligation to pay the outstanding referenced federal and state withholding taxes and to indemnify the former officers and directors from any assessments and levies for such taxes enforced against them by the Internal Revenue Service (the "IRS") for these taxes. To date the Company has not made payment to the IRS toward this obligation in the approximate amount of $79,000 including principal and interest, but has issued 395,000 common shares to the law firm for the former officers and directors in partial payment of their outstanding legal fees.

During 1999, the Company issued a convertible promissory note to its CEO in consideration for accrued salary of $81,021. The note bears 10% simple interest and is payable December 21, 2000. The note principal and accrued interest was convertible into shares of common stock or Class A Preferred Stock at the CEO's option. The conversion price was determined as a fraction of the total principal and accrued interest divided by an amount equal to 85% of the average weekly closing bid price for common shares on the OTC bulletin board on the date of the note or $0.0051 per share as of the date of the Note, December 21, 1999. At December 31, 2000 the balance due under this note was $66,904 and subsequent to December 31, 2000 the Company borrowed additional funds from the CEO increasing the balance of the note to $84,912 as of March 9, 2001. On March 9, 2001 the CEO converted the note into 16,649,367 shares of common stock. (See - Executive Compensation, Managements Discussion and Analysis, Liquidity and Capital Resources, and Notes 4 and 10 to Financial Statements).


Item 13-Exhibits and Reports on Form 8-K

There were filed no Form 8-K reports for the fourth quarter of the fiscal year 2001.


                                     PART IV

Exhibit No.      Description                                          Ref. No

EX-3.1           Restated Articles of Incorporation with                 1
                 Amendments adopted by shareholders on
                 September 1, 1998.

EX-3.2           Bylaws adopted by the Board of Directors                1
                 on October 1, 1998.

EX-4.1           Designation  of  Class  A  Preferred  Stock             1
                 dated February 26, 2001.

EX-4.2           Designation  of  Series  1  Convertible  Preferred      3
                 Adopted November 19, 2001.

EX-4.3           Designation  of  Series  2  Convertible  Preferred      3
                 Adopted December 19, 2001.

EX-10.1          2000 Omnibus Incentive Stock Compensation
                 Plan Adopted, June 2, 2000.                             2

1. These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein.

2. These documents and related exhibits have been previously filed under the Company's periodic reports for periods ended during fiscal year 12/31/00 and by this reference are incorporated herein.

3. Attached to this report on Form 10-KSB as Exhibits and incorporated herein by reference.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.

   Report of Independent Certified Public Accountants                      F-1

   Consolidated Financial Statements:

   Consolidated Balance Sheet - December 31, 2001 and 2000                 F-2

   Consolidated Statement of Operations - For the years ended
     December 31, 2001 and 2000                                            F-3

   Consolidated Statement of Stockholders' Deficit - For
     the years ended December 31, 2001 and 2000                            F-4

   Consolidated Statement of Cash Flows - For the years ended
     December 31, 2001 and 2000                                            F-6

   Notes to Consolidated Financial Statements                              F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   To the Board of Directors
   Arete Industries, Inc.
   Boulder, Colorado


   We have audited the consolidated balance sheet of Arete Industries, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arete Industries, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
   Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and a stockholders' deficit, and is delinquent on the payment of creditor liabilities including payroll taxes. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


   Denver, Colorado
   April 17, 2002                                     CAUSEY DEMGEN & MOORE INC.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2001 and 2000

                                     ASSETS

                                                              2001        2000
                                                              ----        ----
Current assets:
   Cash and cash equivalents                               $    110    $ 13,376
   Certificate of deposit (Note 4)                                -      52,387
   Accrued interest receivable                               11,503           -
   Inventory                                                 65,029           -
   Prepaid expenses                                           3,509      26,031
                                                           --------    --------

    Total current assets                                     80,151      91,794

Furniture and equipment, at cost net of accumulated
   depreciation of $49,547 (2001) and $5,478 (2000)         124,822      18,995
Security deposit                                             12,598       5,954
Intellectual property                                        34,516           -
Investment in and advances to Applied Behavior Systems,
   LLC (Note 2)                                                   -           -
Investment in and advances to Aggression Sports
   (Note 2)                                                       -      89,222
                                                           --------    --------

                                                           $252,087    $205,965
                                                           ========    ========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable (Note 3)                               $411,849    $201,979
   Accrued expenses                                         852,323     508,462
   Accrued payroll taxes (Note 3)                           289,128     191,755
   Settlement due                                            18,650           -
   Notes payable (Note 4)                                   100,000      50,000
   Notes payable - related parties (Note 4)                 165,568     201,561
                                                          ---------    --------

    Total current liabilities                             1,837,518   1,153,757

Commitments and contingencies (Notes 1, 3 and 8)

Stockholders' deficit (Notes 5 and 6):
   Convertible Class A preferred stock; $10 face value,
    1,000,000 shares authorized, no shares issued and
    outstanding                                                   -           -
   Common stock, no par value; 499,000,000 shares
    authorized, 488,325,562 (2001) and 372,422,912
    (2000) shares issued and outstanding                  9,074,130   8,515,871
   Accumulated deficit                                  (10,440,741) (9,346,413)
   Notes receivable from sale of stock                     (218,820)   (117,250)
                                                         ----------  ----------

    Total stockholders' deficit                          (1,585,431)   (947,792)
                                                         ----------  ----------

                                                         $  252,087  $  205,965
                                                         ==========  ==========

                            See accompanying notes.
                                      F-2

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the years ended December 31, 2001 and 2000

                                                            2001          2000
                                                            ----          ----

Revenues:
   Management fees - Aggression Sports (Note 2)        $        -    $   96,600
   Sales                                                   10,851
   Other income                                               404        12,343
                                                       ----------    ----------

    Total revenues                                         11,255       108,943

Operating expenses:
   Cost of goods sold                                       6,003             -
   Depreciation                                            35,865         5,129
   Research and development (Note 2)                      122,228       140,520
   Rent                                                    74,150        47,827
   Other operating expenses                               811,418     1,142,056
                                                       ----------    ----------

    Total operating expenses                            1,049,664     1,335,532
                                                       ----------    ----------

      Total operating loss                             (1,038,409)   (1,226,589)

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)                 -      (179,977)
   Impairment of investment in Aggression Sports
    (Note 2)                                             (141,711)            -
   Minority interest in Aggression Sports loss (Note 2)   110,816             -
   Pre-acquisition loss of initial investment in
    Aggression Sports (Note 2)                             39,047             -
   Interest expense                                       (76,029)      (25,077)
   Interest and miscellaneous income                       11,958         3,000
                                                      -----------    ----------

    Total other income (expense)                          (55,919)     (202,054)
                                                      -----------    ----------

Net loss from continuing operations                    (1,094,328)   (1,428,643)

Gain on sale of assets related to discontinued
  operations                                                    -        10,000
Net loss from discontinued operations (Note 1)                  -       (70,520)
                                                      -----------   -----------

Net loss (Note 7)                                     $(1,094,328)  $(1,489,163)
                                                      ===========   ===========

Basic and diluted loss per share from continuing
  operations                                          $         *   $         *
                                                      ===========   ===========

Basic and diluted loss per share                      $         *   $         *
                                                      ===========   ===========


Weighted average common shares outstanding            444,309,000   331,933,000
                                                      ===========   ===========



* - Less than $.01 per share

                            See accompanying notes.
                                      F-3



                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2001 and 2000


                                            Class A preferred stock      Common stock          Accumulated
                                            Shares        Amount       Shares     Amount         deficit
                                            ------        ------      ------     ------       -----------

Balance, December 31, 1999                   3,000       $30,000   301,397,155 $7,414,758     $(7,857,250)

   Conversion of Series A preferred
    stock to common (Note 5)                (3,000)      (30,000)    2,600,000     30,000               -

   Issuance of common stock for
    services (Note 6)                            -             -    34,721,886    469,881               -

   Issuance of common stock for
    transfer of certificate of deposit
    and accrued interest (Note 4)                -             -     8,750,000     33,152               -

   Sale of common stock (Note 6)                 -             -     1,738,660     38,833               -

   Common stock issued upon exercise
    of options (Note 6)                          -             -     8,276,714     99,593               -

   Interest in sale of Arete common stock
    by equity-method investee (Note 2)           -             -             -    223,019               -

   Exercise of Class A Preferred options
    and conversion to common stock
    (Note 6)                                     -             -     8,938,497     89,385               -

   Common stock issued upon exercise
    of options paid for by a note
    receivable (Note 6)                          -             -     6,000,000    117,250

   Net loss for the year ended
    December 31, 2000                            -             -             -          -      (1,489,163)
                                           -------        ------   -----------  ---------       ----------

Balance, December 31, 2000                       -             -   372,422,912  8,515,871      (9,346,413)

                          (Continued on following page)
                             See accompanying notes.
                                      F-4



                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2001 and 2000

                         (Continued from preceding page)




                                            Class A preferred stock      Common stock          Accumulated
                                            Shares        Amount       Shares     Amount         deficit
                                            ------        ------      ------     ------       -----------

   Issuance of common stock for
    services (Note 6)                            -             -   30,753,283     116,307               -

   Exercise of common stock options upon
    conversion of note payable - related
    parties (Note 4)                             -             -   70,149,367     287,112               -

   Common stock issued upon exercise
    of options paid for by a note
    receivable (Note 4)                          -             -    5,000,000      75,000               -

   Issuance of common stock in payment of
    interest on notes payable (Note 4)                              2,000,000      30,000               -

   Common stock issued to purchase
    minority interest in Aggression
    Sports (Note 2)                              -             -    8,000,000      20,350               -

   Value of stock options issued
    (Note 6)                                     -             -            -       5,000               -

   Interest in sale of Arete common stock
    by equity-method investee (Note 2)           -             -            -      24,490               -

   Net loss for the year ended
    December 31, 2001                            -             -            -           -      (1,094,328)
                                           -------       -------   ----------  ----------     -----------

Balance, December 31, 2001                       -       $     -  488,325,562  $9,074,130     $10,440,741)
                                           =======       =======  ===========  ==========     ===========


                            See accompanying notes.
                                      F-5

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2001 and 2000

                                                           2001         2000
                                                           ----         ----
Cash flows from operating activities:
   Net loss                                          $ (1,094,328) $ (1,489,163)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                        35,865         5,245
      Equity in loss of Aggression Sports                (115,347)      179,977
      Loss on sale of equipment                            17,201             -
      Impairment of investment in Aggression Sports       141,711             -
      Stock issued for services and interest on notes     151,307       469,881
      Changes in assets and liabilities:
       Accounts receivable                                  3,414           519
       Interest receivable                                (16,860)            -
       Prepaid expenses                                    22,522       (24,831)
       Accounts payable                                   128,981        (2,339)
       Accrued expenses                                   385,809       519,678
                                                         --------      --------

         Total adjustments                                754,603     1,148,130
                                                         --------     ---------

      Net cash used in operating activities              (339,725)     (341,033)

Cash flows from investing activities:
   Purchase of property and equipment                     (22,978)      (22,144)
   Security deposit                                        (1,011)       (5,954)
   Investments in and advances to Aggression Sports       (21,845)       (5,620)
   Maturity (purchase) of certificate of deposit           52,387       (27,387)
                                                          -------      --------

      Net cash provided by (used in) investing activities   6,553       (61,105)

Cash flows from financing activities:
   Proceeds from issuance of common stock                       -        64,652
   Proceeds from exercise of stock options                      -       188,978
   Proceeds from note payable - related parties           269,906       120,540
   Proceeds from note payable                             100,000        50,000
   Payments on long term debt                             (50,000)      (24,500)
                                                         --------      --------

    Net cash provided by financing activities             319,906       399,670
                                                         --------      --------

Net increase in cash and cash equivalents                 (13,266)       (2,468)
Cash and cash equivalents at beginning of period           13,376        15,844
                                                          -------       -------

Cash and cash equivalents at end of period                $   110      $ 13,376
                                                          =======      ========

                         (Continued on following page)
                             See accompanying notes.
                                      F-6

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2001 and 2000

                        (Continued from preceding page)


Supplemental disclosure of cash flow information:            2001         2000
                                                             ----         ----

   Interest paid during the period                        $ 42,041      $ 9,638
                                                          ========      =======
   Income taxes paid during the period                    $      -      $     -
                                                          ========      =======

Supplemental disclosure of non-cash investing and financing activities:

   During the year ended December 31, 2000, the Company issued common stock valued at $51,780 to employees of Aggression Sports and treated such issuance as an advance.

   During the year ended December 31, 2001, notes payable from three related parties with outstanding balances of $287,112 were converted into common stock, a $75,000 note receivable was received as payment for common stock, and stock valued at $20,350 was issued in partial payment to acquire Aggression Sports stock.

                            See accompanying notes.
                                      F-7

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


1. Summary of significant accounting policies
   ------------------------------------------

   Nature of business:

   Arete Industries, Inc. (Arete), formerly Travis Industries, Inc., a Colorado corporation was incorporated on July 21, 1987. One of Arete's subsidiaries, Global Direct Marketing, Inc. (Global) was in the business of printing advertising materials and coupons and mailing them for its customers. The other Arete subsidiary, Aggression Sports, Inc. (Aggression Sports) is an outdoors sports products company which became a consolidated subsidiary through Arete's increased investment, effective October 1, 2001 (see Note 2).

   The Company formed Global in October 1998. Certain assets and liabilities of Arete were contributed to Global. The consolidated financial statements of the Company include the accounts of Arete for the entire period, the accounts of Global since inception, and Agression Sports since October 1, 2001 (see
   Note 2). All intercompany accounts have been eliminated in the consolidation.

   In 2000, the Company became engaged in development of new business ventures including a development stage company which creates, designs, develops, produces and markets highly innovative outdoor adventure sports products and adventure travel services; and a development company engaged in development of a patented neural-networking, intelligent agent software engine and its unique applications for language learning, voice recognition, speech interpretation, vision recognition, and intelligent robotics.

   Discontinued operations:

   During March 2000, the Company abandoned the direct mail and coupon business. For the years ended December 31, 2001 and 2000, sales of the direct mail and coupon business amounted to $0 and $8,035, respectively. At December 31, 2000, the remaining liabilities of this division were $87,625 in trade payables and $46,897 in unpaid payroll taxes. During 2001, the Company stopped funding the development of both Aggression Sports and the artificial intelligence software development company.

   Basis of presentation:

   The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at December 31, 2001, the Company has a working capital deficit of $1,757,367 and a stockholders' deficit of $1,585,431. As a development stage company, the Company continues to rely on infusions of debt and equity capital to fund operations. During 2001, the Company relied principally on cash infusions from its two directors and deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock. In addition, the Company is delinquent on payment of payroll taxes. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.
                                      F-8

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

1. Summary of significant accounting policies (continued)
   ------------------------------------------------------

   The Company's initiative to both develop in-house entrepreneurial opportunities, and to acquire and/or engage in relationships with private companies through service agreements and/or through merger, acquisition or share exchange, focuses on providing executive and financial management services in exchange for both equity participation in these enterprises and management fees to defer the Company's overhead and expenses of assisting these entities. In connection with this initiative, the Company plans to assist these ventures in raising private or public debt and equity funding.

   On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of April 12, 2002, the Company received proceeds of $27,000 for the subscription of 2,700 shares of Series 2 Convertible Preferred Stock.

   Use of estimates:

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Advertising costs:

   The Company expenses the costs of advertising as incurred. Advertising costs amounted to $500 and $5,568 for the years ended December 31, 2001 and 2000, respectively.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

1. Summary of significant accounting policies (continued)
   ------------------------------------------------------

   Inventories:

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist primarily of parts for snowshoes and the downhill gravity scooter.

   Intangible assets:

   Intellectual Property will be amortized over their estimated lives of 15 years.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


2. Investment in and advances to affiliates
   ----------------------------------------

   Aggression Sports:

   In prior years, the Company acquired a 31% ownership interest in Aggression Sports in exchange for 30,000,000 shares of the Company's common stock, initially valued at $150,000 but written off in 1998. During May 2001, the Company agreed to buy out the 30% share of Aggression Sports owned by the creator of Aggression's products for the transfer to Aggression Sports of certain intellectual property rights valued at $10,000 and $40,000 worth of the Company's stock to be issued over a four-month period. As of September 30, 2001, 8,000,000 shares of common stock were issued and the Company had a remaining liability of $15,650. The Company has recorded an impairment in the value of this investment of $141,711 as of September 30, 2001.

   The Company has presented these financial statements as if the Company had acquired its 61% interest in Aggression Sports as of January 1, 2001 and the difference between this interest and its actual 31% interest through September 30, 2001 has been eliminated on the statement of operations as a pre-acquisition loss of initial investment in Aggression Sports.

   Summarized unaudited financial information of Aggression Sports is as follows:

                                                          2001       2000
                                                          ----       ----

    Common stock of Arete Industries, Inc.             $   7,250   $  38,950
    Current assets                                        66,184     189,165
    Other assets                                         125,114           -
                                                        --------    --------

    Total assets                                       $ 198,548   $ 228,115
                                                       =========   =========

    Accounts payable - Arete Industries, Inc.          $ 279,307   $ 123,738
    Other liabilities                                    170,438     144,214
    Stockholders' equity                                (251,197)    (39,837)
                                                       ---------   ---------

                                                       $ 198,548   $ 228,115
                                                       =========   =========

    Sales and other income                             $  10,851   $  13,671
    Cost of sales                                         (6,003)     (9,238)
                                                       ---------   ---------

    Gross profit                                           4,848       4,433
    Income on sale of Arete Industries, Inc. stock        48,096     616,316
    General and administrative expenses                 (264,304)   (733,455)
                                                       ---------   ---------

    Net loss                                           $(211,360)  $(112,706)
                                                       =========   =========

   During the years ended December 31, 2001 and 2000, Aggression Sports sold 6,340,000 and 21,680,000 shares of Arete for gross proceeds of $82,113 and $719,416, respectively. Arete's 31% interest in the proceeds of $24,490 and $223,019 has been recorded as additional paid-in capital for the years ended December 31, 2001 and 2000, respectively.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

2. Investment in and advances to affiliates (continued)
   ----------------------------------------------------

   Applied Behavior Systems, LLC:

   In 2000, the Company entered into an agreement to provide new venture management services to assist in the formation of a new company and product development process concerning several unique applications of a patented neural-networking, intelligent agent software engine in conjunction with Applied Behavior Systems, LLC (ABS), an unaffiliated company. Under the agreement, the Company earned fees for management services and is entitled to receive an equity interest in this new application development company. During 2001 and 2000, the Company advanced $120,152 and $140,520, respectively, as a bridge loan to finance operations. As these advances have been used for research and development by ABS, these amounts have been recorded as research and development expenses in the accompanying financial statements. During 2001 and 2000, the Company charged management fees of $81,419 and $110,570, respectively, to ABS. These management fees have not been recorded as revenue at this time since collectibility is not reasonably assured. ABS ceased operations in 2001 and its principal shareholder filed personal bankruptcy. Negotiations to convert the Company's investment into equity under the agreement with a successor entity have not been successful to date.

3. Delinquent amounts payable

   As of December 31, 2001 and 2000, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

4. Notes payable

   Note payable - bank:

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

4. Notes payable (continued)
   -------------------------

   Notes payable - individuals:

   During January 2001, the Company borrowed $100,000 from two unrelated individuals evidenced by a note bearing no interest, payable on June 15, 2002, but callable initially on January 15, 2001, and then on July 15, 2001. The Company issued 2,000,000 shares of its common stock as consideration for the loans and 10,000,000 shares of its common stock to be held as collateral for payment of the loans. The loans were not paid by June 15, 2001, therefore, the lenders have the option of retaining the collateral shares in full payment of the notes. The Company's Chief Executive Officer also transferred 1,500,000 shares of common stock owned personally to the note holders as additional consideration for the transaction.

   Notes payable - related parties:

   On December 21, 1999, the Company entered into a convertible note payable with an officer of the Company for the payment of $81,021 of unpaid wages. The note was payable on December 21, 2000, including simple interest at 10% per annum. The note and accrued interest are convertible into shares of common stock or Class A preferred stock at the option of the holder. The number of shares of common stock that shall be issuable upon conversion of the note (or upon the conversion of the Class A, preferred stock into common stock) shall equal the product of a fraction, the numerator of which is the total principal and interest due under the note at the time of conversion and the denominator of which is 85% of the average weekly closing bid price for the shares of the Company on the date of the note ($.0051 per share). The Company borrowed additional funds from an officer of the Company increasing the balance of the note payable from $66,904 to $84,912 as of March 9, 2001. On March 9, 2001, the officer of the Company converted the note into common stock, pursuant to the original terms of the note, at the rate of $.0051 per share resulting in the issuance of 16,649,367 shares of common stock.

   During 2000, an officer of the Company and a company owned by the Company's Chief Executive Officer loaned to the Company $17,957 and $116,700, respectively, evidenced by notes payable. During 2001, three officers of the Company and a company owned by the Company's Chief Executive Officer loaned to the Company $171,634 and $40,264, respectively, evidenced by notes payable. The notes are due upon demand, bear interest at 9.5% to 10% per annum and are unsecured.

   During 2001, the three officers of the Company applied note payable balances of $202,200 and issued a note payable to the Company of $21,213 to exercise options representing 53,500,000 shares of common stock.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

5. Preferred stock

   The Company prepared Articles of Amendment to the Articles of Incorporation dated October 30, 1998 whereby a new class of preferred stock was designated as "Class A Cumulative Convertible Preferred Stock" of which 100,000 shares could be issued. During 1999, 3,000 shares of Class A preferred stock was issued to two officers of the Company in payment for past services valued at $30,000. During 2000, the 3,000 shares of Class A preferred stock were converted into 2,600,000 shares of common stock. Effective February 26, 2001, the "Class A Cumulative Convertible Preferred Stock" was extinguished and replaced by a new "Class A Convertible Preferred Stock" and 1,000,000 shares were authorized for issuance. No shares have been issued at December 31, 2001. The Class A preferred stock has a cumulative dividend at prime rate and is redeemable for cash at the rate of $10 per share, plus accrued but unpaid dividends at the option of the Company. Each of the Class A preferred shares is convertible at any time after thirty days from issuance at face value and convertible into an equal amount of common stock at 100% of the average weekly closing bid price of the common stock. The Class A shares have certain voting rights and other rights and preferences as specified in the amended articles. The Company intends to use this Class A preferred stock as consideration for unpaid officers' compensation.

   On November 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock is limited to 30,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share plus accrued but unpaid dividends, if any. Dividends will not accrue provided that prior to June 30, 2002 the shareholders of the Company effect a recapitalization sufficient to convert the Series 1 Convertible Preferred Stock into common at an initial price of $.001 per share. If the recapitalization is not effected, cumulative dividends shall accrue at the rate of 6% per annum payable quarterly in cash, notes, common stock or Series 1 Convertible preferred Stock.

   On December 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 2 Convertible Preferred Stock. The Series 2 Convertible Preferred Stock is limited to 25,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share plus accrued but unpaid dividends, if any. Dividends will not accrue provided that prior to August 31, 2002, the shareholders of the Company effect a recapitalization sufficient to convert the Series 2 Convertible Preferred Stock into common at an initial price of $.0005 per share. If the recapitalization is not effected, cumulative dividends shall accrue at the rate of 10% per annum payable quarterly in cash, notes, common stock or Series 2 Convertible preferred Stock.

6. Stockholders' equity

   Stock issuances:

   During the years ended December 31, 2001 and 2000, 30,753,283 and 34,721,886 shares of the Company's common stock, respectively, were issued to employees and consultants for services. The Company also sold 1,738,660 shares of common stock to a consultant for cash during 2000.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

6. Stockholders' equity (continued)
   --------------------------------

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

   In November 1999, the board of directors authorized the issuance of options to purchase 10,000 shares of Class A preferred stock to two employees for $10 per share, convertible into shares of the Company's common stock at $.010 per share. In January 2000, the board of directors authorized the issuance of options to purchase 65,000 shares of Class A preferred stock for $10 per share to five individuals, convertible into the Company's common stock at $.025 per share. During 2000, options to purchase 8,938 shares of Class A preferred stock were exercised and immediately converted into 8,938,497 shares of common stock. The remainder of the 1999 Class A options were converted to common stock options to purchase 1,061,503 shares at the rate of $.010 per share. During 2000, an employee exercised an option to purchase 7,084 shares of Class A preferred stock which was immediately converted into 2,833,500 shares of common stock. The remainder of the 2000 options were converted to common stock options to purchase 22,166,500 shares at the rate of $.025 per share. The Class A Preferred Stock was extinguished and replaced by a new designation of Class A Convertible Preferred Stock on February 26, 2001. No shares of the new Class A Convertible Preferred stock have been issued and the Company has subsequently designated two Series of the Class A Convertible Preferred Stock.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

6. Stockholders' equity (continued)
   --------------------------------

   During the nine month period ended September 30, 2001, the board of directors granted, to three officers of the Company, options to purchase 75,149,367 shares of the Company's common stock exercisable at between $.0011 and $.015 per share. One of the options was issued at less than market value for the underlying common stock resulting in compensation expense of $5,000. 5,000,000 stock options were exercised by an officer of the Company in exchange for a $75,000 demand note receivable bearing interest at 6% per annum. The other 70,149,367 options were exercised during the year in exchange for notes payable with a balance of $287,112.

   On November 19, 2001 and December 19, 2001, the board of directors approved the issuance of 120,000,000 stock options to two officers/directors and another director. The options are contingent upon the shareholders of the Company approving an increase in the authorized number of common shares of the Company. These options will be exercisable at $.001 per share for two years from the date of issuance.

   As of December 31, 2001, the Company has granted options (excluding those discussed in the preceding paragraph) which if exercised into common stock, would exceed the authorized shares of stock of the Company. After the expiration of 25,000,000 of these options on January 5, 2002, the excess options are held by one officer/director of the Company.

   The following is a summary of stock option activity, all of which are currently exercisable (except for the 120,000,000 options exercisable at $.001 in the second table below):
                                                     Weighted
                                     Option price     Average      Number of
                                      per share    exercise price    shares

   Balance, December 31, 1999           $.011          $.011       16,500,000

   Granted                          $.005 to $.025     $.020       49,000,000
   Expired                                      -          -                -
   Exercised                        $.005 to $.025     $.013      (23,215,211)
                                    --------------     -----      -----------

   Balance, December 31, 2000       $.010 to $.025     $.020       42,284,789

   Granted                          $.001 to $.0051   $.0025      195,149,367
   Expired                              $.0175        $.0175       (5,723,286)
   Exercised                        $.001 to $.0051   $.0048      (75,149,367)
                                    ---------------   ------     ------------

   Balance, December 31, 2001       $.0010 to $.025   $.0056      156,561,503
                                                                  ===========

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

6. Stockholders' equity (continued)
   --------------------------------

   The following is additional information with respect to those options outstanding at December 31, 2001:

                                 Weighted
                                 average        Weighted
                               contractual  laverage exercise   Number of
     Option price per share      in years         price          shares
     ----------------------      --------         -----          ------

             $0.0010               1.9          $0.0010       120,000,000
             $0.0100               1.5          $0.0100         1,061,503
             $0.0110               8            $0.0110        10,500,000
             $0.0250              0.015         $0.0250        25,000,000

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the periods ended December 31, 2001 and 2000 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                      2001            2000
                                      ----            ----
   Net loss - as reported       $(1,094,328)     $(1,489,163)
   Net loss - pro forma          (1,140,934)      (1,638,842)
   Loss per share - as reported           -                -
   Loss per share - pro forma             -                -

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.76% to 5.84%; and expected life of .5 to 1.5 years.

7. Income taxes

   The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $3,917,000 which expire in years through 2021.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

7. Income taxes (continued)
   ------------------------

   As of December 31, 2001 and 2000, total deferred tax assets, liabilities and valuation allowances are as follows:
                                                          2001         2000

Deferred tax asset resulting from loss carryforward     $1,461,000   $1,133,000
Deferred tax asset resulting from future deductions        167,000      177,000
Valuation allowance                                     (1,628,000)  (1,310,000)
                                                        ----------   ----------

   Net deferred tax asset                               $        -   $        -
                                                        ==========   ==========


   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

   The Company's net operating losses are restricted as to the amount which may be utilized in any one year. The Company's net operating loss carryforwards expire as follows:

                 December 31, 2015                            $  458,000
                       2016                                      224,000
                       2017                                      304,000
                       2018                                      835,000
                       2019                                      161,000
                       2020                                    1,055,000
                       2021                                      880,000
                                                              ----------

                                                              $3,917,000
                                                              ==========


8. Commitments and contingencies

   Lease commitments:

   On March 22, 2000, the Company entered into a building lease for office space in Boulder, Colorado. Minimum monthly rent is $4,970 for the remainder of the three-year lease term. The future commitment under this lease amounts to $61,232 for 2002 and $20,676 for 2003.

   Rent expense for the years ended December 31, 2001 and December 31, 2000 amounted to $70,927 and $54,267, respectively.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

8. Commitments and contingencies (continued)
   -----------------------------------------

   Securities and Exchange Commission investigation:

   In August 1999, the U.S. Securities and Exchange Commission (the "Commission") instituted a civil action in the Federal District Court in Colorado for the District of Colorado instituting an injunctive proceeding against the Company, its current CEO and former officers and directors, under
   Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging that false and/or misleading information was contained in certain press releases issued by the Company in February 1998, and further citing violations of
   Section 15(d) of the Exchange Act and rules 15d-1 and 15d-3 for late and missing filings of periodic reports under the Exchange Act. As of the date of this report, a final order approving a consent to entry of an injunction has been entered as to the two former officers and directors in which they consented to the entry of an injunction against them without admitting or denying the factual findings of the Commission contained in the settlement offer and order and agreeing to payment of civil penalties.

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

   In October 2001, the current CEO and the Company consented to the imposition of an administrative order aginst them, without admitting or denying the findings of fact contained therein, and without the imposition of any financial or other sanctions against them, to cease and desist from committing or causing any violations and any future violations of Sections 10(b), 15d-1 and 15d-3 of the Exchange Act and Rules 10b-5, 15d-1 and 153-13, thereunder.

   As authorized in the Company's corporate charter, the board of directors has agreed to indemnify and advance fees and expenses to the CEO for his costs of defending this action.

9. Subsequent events

   On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of April 12, 2002, the Company received proceeds of $27,000 for the subscription of 2,700 shares of Series 2 Convertible Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) 0(pound) the Securities Exchange Act of 1934, the Registrant has duly caused this first amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ARETE INDUSTRIES, INC.

Date: May 13, 2002               By:     /s/ THOMAS P. RAABE
                                         ------------------------
                                         Thomas P. Raabe,
                                         President, Chief Executive Officer
                                         and Chairman of the Board of Directors

Date: May 13, 2002               By:     /s/ THOMAS Y. GORMAN, JR.
                                         ----------------------------
                                         Thomas Y. Gorman, Jr.,
                                         Chief Financial Officer, Treasurer,
                                         Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                            ARETE INDUSTRIES, INC.

Date: May 13, 2002                  By:     /s/ THOMAS P. RAABE
                                            -----------------------
                                           Thomas P. Raabe Board Member

Date: May 13, 2002                  By:     /s/ THOMAS Y. GORMAN, JR.,
                                            ------------------------------
                                            Thomas Y. Gorman, Jr. Board Member

Date: May 13, 2002                  By:     /s/ WILLIAM W. STEWART
                                            --------------------------
                                            William W. Stewart Board Member


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