Form 10QSB
period 2002-03-31
ARETE INDUSTRIES INC
filed 2002-05-20
CIK 820901

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

                      For the period ended: March 31, 2002

                                       or

[] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the transition period from ___________________ to _______________________



                        Commission File Number 33-16820-D
                                               ----------

                             ARETE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                           84-1508638
------------------------------                          -------------------
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                           Identification No.)


                 2955 Valmont Road, Suite 300, Boulder, CO 80301
                 -----------------------------------------------
                  (Address of principal executive offices) (Zip
                                      Code)


                                 (303) 247-1313
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                     ---------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      [ ] Yes      [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2002, Registrant had 498,325,562 shares of common stock, No par value, outstanding. This number includes 10,000,000 shares considered unissued for accounting purposes which are held as collateral for notes payable by the Company to non-affiliated parties.

                                TABLE OF CONTENTS


                                                                       Page No.

Consolidated Financial Statements:

Index to Consolidated Financial Statements                                 1

Consolidated Balance Sheet at March 31, 2002 and
December 31, 2001 (unaudited)                                              2

Consolidated Statements of Operations for the Three Months Ended
March 31, 2002 and 2001 (unaudited)                                        3

Consolidated Statement of Stockholders' Deficit for the Three Months
Ended March 31, 2002 (unaudited)                                           4

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2002 and 2001                                                   5-6

Notes to Unaudited Consolidated Financial Statements at
March 31, 2002                                                            7-9

Item 2
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                10-15

Part II - Other Information                                              15-16

Signatures                                                                17

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      December 31, 2001 and March 31, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                   2001           2002
                                                               ------------    ------------
Current assets:
    Cash and cash equivalents                                  $        110    $        463
    Accrued interest receivable                                      11,503          14,730
    Inventory                                                        65,029          65,029
    Prepaid expenses                                                  3,509           2,167
                                                               ------------    ------------
      Total current assets                                           80,151          82,389

Furniture and equipment, at cost net of accumulated
    depreciation of $49,547 (2001) and $57,649 (2002)               124,822         116,720
Security deposit                                                     12,598          14,119
Intellectual property                                                34,516          34,516
Investment in and advances to Applied Behavior Systems,
    LLC (Note 2)                                                       --              --
Investment in and advances to Aggression Sports
    (Note 2)                                                           --              --
                                                               ------------    ------------

                                                               $    252,087    $    247,744
                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
    Accounts payable (Note 3)                                  $    411,849    $    409,342
    Accrued expenses                                                852,323         886,518
    Accrued payroll taxes (Note 3)                                  289,128         286,428
    Settlement due                                                   18,650          18,650
    Notes payable (Note 4)                                          100,000         100,000
    Notes payable - related parties (Note 4)                        165,568         182,557
                                                               ------------    ------------

      Total current liabilities                                   1,837,518       1,883,495

Commitments and contingencies (Notes 1, 3 and 4)

Stockholders' deficit:
      Convertible Class A preferred stock; $10 face value,
      1,000,000 shares authorized, no shares issued and
      outstanding                                                      --              --
    Common stock, no par value; 499,000,000 shares
      authorized, 488,325,562 shares issued and
      outstanding                                                 9,074,130       9,074,130
    Accumulated deficit                                         (10,440,741)    (10,491,061)
    Notes receivable from sale of stock                            (218,820)       (218,820)
                                                               ------------    ------------

      Total stockholders' deficit                                (1,585,431)     (1,635,751)
                                                               ------------    ------------

                                                               $    252,087    $    247,744
                                                               ============    ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2001 and 2002
                                   (Unaudited)


                                                                  2001            2002
                                                              -------------    -------------
Revenues:
   Management fees - Aggression Sports                        $      23,400    $        --
   Sales                                                               --                379
   Other income                                                      18,240             --
                                                              -------------    -------------

     Total revenues                                                  41,640              379

Operating expenses:
   Depreciation                                                       3,840            8,102
   Research and development                                         111,612             --
   Rent                                                              20,960            9,804
   Other operating expenses                                         216,441           34,247
                                                              -------------    -------------

     Total operating expenses                                       352,853           52,153
                                                              -------------    -------------

       Total operating loss                                        (311,213)         (51,774)

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)                     (33,590)            --
   Minority interest in Aggression Sports loss (Note 2)                --              2,522
   Interest expense                                                 (29,812)          (4,296)
   Interest and miscellaneous income                                  2,972            3,228
                                                              -------------    -------------

     Total other income (expense)                                   (60,430)           1,454
                                                              -------------    -------------

Net loss (Note 5)                                             $    (371,643)   $     (50,320)
                                                              =============    =============

Basic and diluted loss per share from continuing operations   $       *        $       *
                                                              =============    =============

Basic and diluted loss per share                              $       *        $       *
                                                              =============    =============


Weighted average common shares outstanding                      393,295,000      488,326,000
                                                              =============    =============


* - Less than $.01 per share

                             See accompanying notes.

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   For the three months ended March 31, 2002
                                  (Unaudited)

                                                   Common stock
                                            --------------------------   Accumulated
                                               Shares        Amount        deficit
                                            -----------   ------------   ------------

Balance, December 31, 2001                  488,325,562   $  9,074,130   $(10,440,741)

    Net loss for the three months ended
      March 31, 2002                               --             --          (50,320)
                                            -----------   ------------   ------------
Balance, March 31, 2002                     488,325,562   $  9,074,130   $(10,491,061)
                                            ===========   ============   ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2001 and 2002
                                   (Unaudited)


                                                          2001         2002
                                                        ---------    ---------
Cash flows from operating activities:
    Net loss                                            $(371,643)   $ (50,320)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                       3,840        8,102
        Equity in loss of Aggression Sports                33,590         --
        Stock issued for services and interest on notes    70,348         --
        Changes in assets and liabilities:
          Interest receivable                                --         (3,227)
          Prepaid expenses                                (25,289)       1,342
          Accounts payable                                 13,887       (2,507)
          Accrued expenses                                104,661       31,495
                                                        ---------    ---------
            Total adjustments                             201,037       35,205
                                                        ---------    ---------
        Net cash used in operating activities            (170,606)     (15,115)

Cash flows from investing activities:
    Investments in and advances to Aggression Sports      (73,123)      (1,521)
    Maturity of certificate of deposit                     52,387         --
                                                        ---------    ---------
        Net cash used in investing activities             (20,736)      (1,521)

Cash flows from financing activities:
    Proceeds from exercise of stock options                65,000         --
    Proceeds from note payable - related parties           63,758       16,989
    Proceeds from note payable                            100,000         --
    Payments on long term debt                            (50,000)        --
                                                        ---------    ---------
      Net cash provided by financing activities           178,758       16,989
                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents      (12,584)         353
Cash and cash equivalents at beginning of period           13,376          110
                                                        ---------    ---------
Cash and cash equivalents at end of period              $     792    $     463
                                                        =========    =========

                          (Continued on following page)
                             See accompanying notes.
                                        5

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2001 and 2002
                                   (Unaudited)

                        (Continued from preceding page)

Supplemental disclosure of cash flow information:         2001          2002

    Interest paid during the period                     $    --      $     --
    Income taxes paid during the period                 $    --      $     --


During the quarter ended March 31, 2001, a note payable to a related party with an outstanding balance of $84,912 was converted into common stock.

                             See accompanying notes.
                                        6

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


1.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2001 and March 31, 2002, and the results of operations and cash flows for the periods ended March 31, 2001 and 2002.

     Operations:

     The Company provided executive support to help Aggression Sports, Inc. (Aggression Sports) (see Note 2) get prepared to start its own operations. Aggression Sports is in the process of developing a web site to market its proprietary outdoor products.

     Basis of presentation:

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at March 31, 2002, the Company has a working capital deficit of $1,801,106 and a stockholders' deficit of $1,635,751. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of
     May  15,  2002,  the  Company  received   proceeds  of  $28,000   for  the
     subscription of 2,800 shares of Series 2 Convertible Preferred Stock.

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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



2.   Investment in and advances to affiliates (continued)
     ----------------------------------------------------

     Applied Behavior Systems, LLC:

     The Company has an agreement to provide new venture management services to assist in the formation of a new company and product development process concerning several unique applications of a patented neural-networking, intelligent agent software engine in conjunction with Applied Behavior Systems, LLC (ABS), an unaffiliated company. Under the agreement, the Company earned fees for management services and is entitled to receive an equity interest in this new application development company. Through December 31, 2001, the Company has advanced $260,672 as a bridge loan to finance operations. As these advances have been used for research and development by ABS, these amounts have been recorded as research and development expenses in the accompanying financial statements. During 2001, the Company charged management fees of $81,419 to ABS. These management fees have not been recorded as revenue at this time since collectibility is not reasonably assured. During May 2001, the Company ceased funding ABS's operations.

3.   Delinquent amounts payable

     As of March 31, 2002, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


4.   Notes payable (continued)
     -------------------------

     Notes payable - related parties:

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

     During 2002, an officer of the Company and a company owned by the Company's Chief Executive Officer loaned $16,989 to the Company.

5.   Income taxes

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $3,967,000 which expire in years through 2022.

     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonable assured.

     The Company's net operating losses are restricted as to the amount which may be utilized in any one year.

6.   Subsequent events

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of May 15, 2002, the Company received proceeds of $28,000 for the subscription of 2,800 shares of Series 2 Convertible Preferred Stock.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Compensation related to the issuance of stock options to employees and directors is recorded at the intrinsic value of the options, which is the market price of the Company's common stock less the exercise price of the option at the measurement date. The Company's common stock issued to consultants is recorded at the market price of the Company's common stock at the measurement date. The measurement date is generally the date the options are fully vested.

Revenue recognition:

The Company has provided management services to companies in the process of developing new products with no operations. These management fees have not been recorded as revenue at this time since collectibility is not reasonably assured.

Research and development:

The Company has also advanced funds to these start-up companies. As the start-up companies have used these advances for research and development, these amounts have been recorded as research and development expense in the Company's financial statements.

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

To achieve this objective, the Company must resolve internal issues including reducing its overhead, resolving outstanding liabilities and maximize its potential to achieve a return on its past investments. Refusing to abandon these ventures entirely, Management is considering a spin-off of Aggression Sports, Inc. through a registered rights offering and possibly certain contingent intellectual property and contract rights from its Applied Behavior Systems and Seventh Generation Technologies venture into separate, independent public companies with their own management teams and investors, in which the shareholders of the Company will continue to participate through the spin-offs.

During early 2001, the Company continued its efforts to develop a revenue stream from management services and building equity ownership in its portfolio of new entrepreneurial opportunities while initiating the process of reduction of its overhead and initiating a search for investment opportunities in more advanced stages of development and with better business fundamentals. In prior periods, revenue and equity was created from opportunities that were developed in-house, but the Company's in-house projects ran out of money and the Company could not secure the next round of financing for itself and its incubated companies, nor due to deteriorating economic conditions experienced in the second half of 2001 carrying over to 2002, was it able to close acquisition and funding of certain new opportunities, in particular a new capital funding subsidiary created to conduct construction and bond financing for opportunities, entitled Eagle Capital Funding Corp. ("Eagle Capital.") Due to the termination or postponement of certain projects scheduled for closing after the terrorist attacks of September 11, 2001 on the World Trade Center, the individual sponsoring this opportunity took on employment for a Wall Street investment bank and the initiative was put on hold by the Company, hoping to find a new opportunity for this subsidiary.

In response to continuing adverse conditions and to address the current investment environment that favors investments with earnings, cash flow, management and growth potential, the Company continues to take actions to reposition itself to execute its revised business plan, by reducing its operating overhead and settling and/or mediating its outstanding obligations with a view to effecting a recapitalization, preserving its existing assets and becoming attractive to sources of new capital and acquisition opportunities.

During the quarter ended March 31, 2002, the Company ended its lease on its office space in Boulder, Colorado running at approximately $4,800 per month, and signed a new, short term lease for the smaller suite in the same building for approximately 1,200 square feet at a monthly rental of $1,986 for six months from March 1, 2002, with options to negotiate a longer term thereafter or go on a month to month basis. Also, the Company has only one salaried employee, its CEO, who continues to defer his salary and the Company's CFO works part-time on an as needed/hourly basis. The Company also has retained its newest board member as a financial and business consultant on an outside contractor basis for assistance in corporate operations, recruitment of business opportunities and financial analysis.

In December of 2001, the Company entered into a letter of intent to create a subsidiary to acquire the interests of William W. Stewart in certain minor league sports franchise development projects. This agreement also included retaining Mr. Stewart as a consultant and his appointment onto the board of directors of the Company. The agreement also included the transfer of Eagle Capital (prior to initiation of operations) to Mr. Stewart and the granting of a subscription agreement to Eagle Capital to purchase up to $200,000 in face value of a new series of the Company's Class A Convertible Preferred Stock. During April 2002, Eagle Capital funded approximately $28,000 of its subscription, which funds have been advanced to pay Company expenses including rent, auditing and Edgar filing expenses. During the period ended March 31, 2002, the Company's operations continued to be funded principally by cash infusions from insiders, by management deferring its salaries, and issuances of common stock for services. Management anticipates that ongoing expenses for the short term will be covered by proceeds of its current private placement to Eagle Capital to be replaced by revenues from operations as it executes its business plan as a Business Development Company.

The principal challenges facing the Company in accomplishing its stated objectives are in resolving its liabilities and acquiring immediate operating capital to effect the proposed recapitalization and spin-off transactions. This is complicated by the fact that the Company has reached the limit of its authorized capital stock and cannot issue new equity without obtaining permission of its shareholders to recapitalize or authorize additional capital. Therefore, in addition to negotiating conversion of existing debt and accrued employee compensation into equity, Management will be required to raise sufficient funds to pay its ongoing operating expenses and to cover the expenses of holding its next annual shareholders meeting as soon as possible, neither of which can be assured at this time. Management has deferred their salaries to date and the CEO has continued to advance funds to defer certain ongoing expenses of the Company pending receipt of additional subscription proceeds from Eagle Capital.

Financial Condition

As of March 31, 2002, the Company had $ 247,744 in total assets and $1,883,495 in total liabilities, as compared to $252,087 and $1,837,518 at the end of fiscal year ended December 31, 2001, respectively. Accounts payable and accrued expenses at March 31, 2002 were $1,582,288 as compared to $1,553,300 at December 31, 2001. The increase during the first quarter of 2002, of $28,988 is attributable to increases in accrued salaries. Losses were partially funded through increased accounts payable and by accruing or deferring salaries.

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

During the period ended March 31, 2002, the Company continued to rely upon infusions of cash from loans and cash advances by executives of the Company. The proceeds were used for overhead, payment of corporate obligations and business development activities. As of March 31, 2002, additional executive salaries of $29,900 and cash advances of $16,989 have been accrued and salaries of $439,372 and bonuses of $381,860, which were accrued as of December 31, 2001, remain unpaid.

Results of operations

The company's operations during the first quarter of 2002 have been confined to business development activities of its officers, directors and consultants, and administrative bookkeeping tasks related to creditor and investor relations and securities act compliance. The Company is not providing new venture management or advisory activities and therefore not generating revenue from executive and management services.

For the quarter ended March 31, 2002, the Company incurred $52,153 in operating expenses. This included accruals of deferred executive salaries of $29,900, rent of $9,804 and other operating expenses of $12,449 including consulting, bookkeeping, shareholder communication, transfer agent fees, accounting and auditing expenses and internet, computer repair and network maintenance. The Company was successful in reducing its rental expense by negotiating out of its larger space and moving to a smaller suite in the same building, reducing its monthly rental to $1,968 for office. The Company continues to rent storage space for its files, inventory and excess office equipment. During the period ended March 31, 2002, to facilitate its move out of its larger office space, donated most of its excess office furniture to a non-profit foundation in Boulder, Colorado. We envision operating the Company as a holding company in the future for other going concerns and revenue generating businesses, which will require minimal staff for accounting and administrative matters. Our future expectation is that monthly operating expenses will remain as low as possible until new opportunities are initiated, of which there can be no assurance, in which event, the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business entities.

Total other income (expenses) of $1,454 included $3,228 in interest and miscellaneous income, an interest expense of $4,296 resulting in a net loss from operations of $50,320.

Liquidity and Capital Resources

The Company has a working capital deficit as of March 31, 2002 of $1,801,106. This compares to a working capital deficit of $1,757,367 as of December 31, 2001. The $43,739 increase in working capital deficit for quarter ended March 31, 2002 is attributable to an increase of $34,195 in accrued expense from $852,323 for the fiscal year ended December 31, 2001, a decrease of $2,507 in accounts payable from $411,849 for the fiscal year ended December 31, 2001, an decrease of $2,700 in accrued payroll taxes from $289,128 (fye 2001) and an increase of $16,989 in notes payable - related parties from $165,568 at December 31, 2001. During the quarter ended March 31, 2002, no shares of common stock were issued.

The Company had a stockholder's deficit at March 31, 2002 of $1,635,751. This is compared to stockholder's deficit at December 31, 2001 of $1,585,431. The stockholder's deficit increased due to the Company's operating at a loss.

Due to its recent liquidity issues, the Company has defaulted on several short term obligations including for its operating overhead, trade payables, and state and federal employment taxes, resulting in tax liens being imposed on the Company's assets, which will have to be resolved with an infusion of new capital, of which no assurances can be made.

At March 31, 2002, the Company had no material commitments for capital expenditures.

The Company finds itself in a highly illiquid situation with few assets and no revenue to fund ongoing operations. The Company has relied on loans from insiders and deferral of salary and compensation by its employees. The Company's current business plan will require minimal funds for overhead and for maintaining its financial reporting obligations. Due to the illiquidity in the Company's public trading market and the investment environment in general, the Company's ability to raise additional capital publicly or privately to launch its current business plan in the near term is severely limited. The Company continues because its principal officers continue to support the Company on a deferred compensation basis.

The Company has insufficient authorized and unissued common shares to allow conversion and exercise of outstanding common stock options and conversion rights of preferred stock which has been reserved for issuance to insiders in exchange for their accrued cash advances, and for issuance in a private placement of up to $200,000 in Series 2 Convertible Preferred stock, which the Company is currently conducting to an affiliated entity. As of April 30, 2002, the Company had raised $28,000 in gross proceeds of this private placement and had 2,800 outstanding shares of Series 2 Convertible Preferred. The Company has agreed to a specific use of the first proceeds of this offering including paying its auditing costs. The Company has committed another $25,000 to pay the costs of holding its next annual meeting and other specified expenses. Management believes that the Company will experience significant difficulty raising additional capital or attracting viable acquisition candidates until these matters have been resolved and the Company has eliminated a substantial amount of its outstanding debt.

Due to the current financial condition of the Company and the volatility in the market for its common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity or debt securities, or with bank debt on favorable terms in the near future. Due to such conditions the Company may continue to be required to issue further stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the company to meet its obligations in the near future or medium term.

Subsidiaries/Employees:

Arete Industries, Inc. has one full time employee, and its subsidiary, Aggression Sports, Inc. presently has no employees other than its acting president, the Company's current CEO. Seventh Generation Technologies, Inc. has no operations and has no employees. Eagle Capital Funding Corp. has had no operations since inception and the entity was transferred in total to Mr. Stewart. The CEO remains on a deferred salary basis and its CFO is being paid on an as needed-hourly or project-by-project basis. Mr. Stewart, the Company's new director has been retained on an independent contractor basis as a business consultant for any projects he is requested to complete on behalf of the Company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Period ended March 31, 2002, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

During the third quarter of 2001, the Company concluded its defense of an SEC enforcement action brought in the Federal District Court for the District of Colorado, for violations under Section 15d of the '33 Act and Section 10b including Rule 10b-5 of the '34 Act against the Company, one of its current officers and two former officers and directors through settlement of the action by consenting to the entry of an administrative Cease and Desist Order without admitting or denying the findings and conclusions made by the SEC. No financial sanctions or professional bars were imposed on the Company or the current officer in the settlement. The SEC previously settled this matter with the former officers and directors through the imposition of financial sanctions and an injunction from future violations of the anti-fraud provisions of the federal securities laws.

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


Date: May 20, 2002
      ------------


By: /s/ Thomas Y. Gorman, CFO
    ------------------------------------------
    Thomas Y. Gorman, CFO
    Principal Financial and Accounting Officer