Form 10QSB
period 2002-06-30
ARETE INDUSTRIES INC
filed 2002-08-20
CIK 820901

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

For  the period ended: June 30, 2002
                                       or

[] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the transition period from ___________________ to _______________________


                        Commission File Number 33-16820-D


                             ARETE INDUSTRIES, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                              84-1508638
--------------------------------                            -------------------
 State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                               Identification No.)


2955 Valmont Road, Suite 300, Boulder, CO                               80301
-----------------------------------------                             ---------
 (Address of principal executive offices)                             (Zip Code)


                                 (303) 247-1313
                        --------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                     --------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2002, Registrant had 32,716,248 shares of common stock, No par value, outstanding. This number includes 500,000 shares considered unissued for accounting purposes which are held as collateral for notes payable by the Company to non-affiliated parties. The share figures contained in this report are adjusted to reflect a reverse stock split of twenty to one (20:1) effective July 15, 2002.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY


                                      INDEX
                                      -----

                                                                    Page No.
                                                                    --------
Consolidated Financial Statements:

Index to Consolidated Financial Statements                              1

Consolidated Balance Sheet at June 30, 2002 and
December 31, 2001 (unaudited)                                           2

Consolidated Statements of Operations for the
Three Months Ended June 30 2002 and 2001 (unaudited)                    3

Consolidated Statements of Operations for the Six
Months Ended June 30 2002 and 2001 (unaudited)                          4

Consolidated Statement of Stockholders' Deficit
for the Six Months Ended June 30, 2002 (unaudited)                      5

Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2002 and 2001 (unaudited)                         6-7

Notes to Unaudited Consolidated Financial Statements
at June 30, 2002                                                        8-11

Item 2
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    12-18

Part II - Other Information                                            18-19

Signatures                                                             20

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      December 31, 2001 and June 30, 2002
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                                  2001            2002
                                                              ------------    ------------
Current assets:
   Cash and cash equivalents                                  $        110    $        443
   Accrued interest receivable                                      11,503          18,058
   Inventory                                                        65,029          65,029
   Prepaid expenses                                                  3,509           6,092
                                                              ------------    ------------

     Total current assets                                           80,151          89,622

Furniture and equipment, at cost net of accumulated
   depreciation of $49,547 (2001) and $65,750 (2002)               124,822         108,619
Security deposit                                                    12,598          11,982
Intellectual property                                               34,516          34,516
Investment in and advances to Applied Behavior Systems,
   LLC (Note 2)                                                       --              --
Investment in and advances to Aggression Sports
   (Note 2)                                                           --              --
                                                              ------------    ------------

                                                              $    252,087    $    244,739
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Accounts payable (Note 3)                                  $    411,849    $    415,870
   Accrued expenses                                                852,323         573,092
   Accrued payroll taxes (Note 3)                                  289,128         289,128
   Settlement due                                                   18,650          18,650
   Notes payable (Note 4)                                          100,000         100,000
   Notes payable - related parties (Note 4)                        165,568          30,678
                                                              ------------    ------------

     Total current liabilities                                   1,837,518       1,427,418

Commitments and contingencies (Notes 1, 3 and 4)

Stockholders' deficit (Notes 6 and 7):
   Convertible Class A preferred stock; $10 face value,
     1,000,000 shares authorized:
       Series 1, 30,000 shares authorized, 16,001
         shares issued and outstanding                                --           160,014
       Series 2, 25,000 shares authorized, 3,895
         shares issued and outstanding                                --            38,947
   Common stock, no par value; 499,000,000 shares
     authorized, 24,416,248 shares issued and
     outstanding                                                 9,074,130       9,418,130
   Accumulated deficit                                         (10,440,741)    (10,580,950)
   Notes receivable from sale of stock                            (218,820)       (218,820)
                                                              ------------    ------------

     Total stockholders' deficit                                (1,585,431)     (1,182,679)
                                                              ------------    ------------

                                                              $    252,087    $    244,739
                                                              ============    ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months ended June 30, 2001 and 2002
                                   (Unaudited)

                                                                2001            2002
                                                            ------------    ------------
Revenues:
   Management fees - Aggression Sports                      $     10,000    $       --
   Sales                                                            --              --
   Other income                                                   30,324            --
                                                            ------------    ------------

     Total revenues                                               40,324            --

Operating expenses:
   Depreciation                                                     --             8,101
   Research and development (Note 2)                              10,324            --
   Rent                                                           19,692           6,464
   Other operating expenses                                      302,960          78,079
                                                            ------------    ------------

     Total operating expenses                                    332,976          92,644
                                                            ------------    ------------

       Total operating loss                                     (292,652)        (92,644)

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)                  (10,423)           --
   Impairment of investment in Aggression Sports (Note 2)       (141,711)           --
   Interest expense                                              (27,085)           (573)
   Interest and miscellaneous income                               5,570           3,328
                                                            ------------    ------------

     Total other income (expense)                               (173,649)          2,755
                                                            ------------    ------------

Net loss (Note 5)                                           $   (466,301)   $    (89,889)
                                                            ============    ============

Basic and diluted loss per share                            $      (0.02)   $       *
                                                            ============    ============


Weighted average common shares outstanding                    21,385,000      24,416,000
                                                            ============    ============

* - Less than $.01 per share

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the six months ended June 30, 2001 and 2002
                                   (Unaudited)

                                                                2001            2002
                                                            ------------    ------------
Revenues:
   Management fees - Aggression Sports                      $     33,400    $       --
   Sales                                                            --               379
   Other income                                                   48,564            --
                                                            ------------    ------------

     Total revenues                                               81,964             379

Operating expenses:
   Depreciation                                                    3,840          16,203
   Research and development (Note 2)                             121,936            --
   Rent                                                           40,651          16,268
   Other operating expenses                                      519,401         109,804
                                                            ------------    ------------

     Total operating expenses                                    685,828         142,275
                                                            ------------    ------------

       Total operating loss                                     (603,864)       (141,896)

Other income (expense):
   Equity in loss of Aggression Sports (Note 2)                  (44,013)           --
   Impairment of investment in Aggression Sports (Note 2)       (141,711)           --
   Interest expense                                              (56,898)         (4,869)
   Interest and miscellaneous income                               8,542           6,556
                                                            ------------    ------------

     Total other income (expense)                               (234,080)          1,687
                                                            ------------    ------------

Net loss (Note 5)                                           $   (837,944)   $   (140,209)
                                                            ============    ============

Basic and diluted loss per share                            $      (0.04)   $      (0.01)
                                                            ============    ============


Weighted average common shares outstanding                    20,825,000      24,416,000
                                                            ============    ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     For the six months ended June 30, 2002
                                   (Unaudited)


                                                     Series 1               Series 2
                                                  preferred  stock       preferred stock           Common stock
                                                --------------------   -------------------   -----------------------    Accumulated
                                                 Shares     Amount      Shares      Amount      Shares        Amount        deficit
                                                --------   ---------   ---------  --------   ----------   ----------   -------------
Balance, December 31, 2001 (Note 7)                 --     $    --         --     $   --     24,416,248   $9,074,130   $(10,440,741)

   Issuance of Series 1 preferred stock
     for conversion of note payable (Note 6)      16,001     160,014       --         --           --           --             --

   Issuance of Series 2 preferred stock
     to reimburse advances made to the
     Company (Note 6)                               --          --        3,895     38,947         --           --             --

   Cancellation of accrued wages for future
     interest in stock distributions (Note 6)       --          --         --         --           --        344,000           --

   Net loss for the six months ended
     June 30, 2002                                  --          --         --         --           --           --         (140,209)
                                                --------   ---------   --------   --------   ----------   ----------   ------------

Balance, June 30, 2002                            16,001   $ 160,014      3,895   $ 38,947   24,416,248   $9,418,130   $(10,580,950)
                                                ========   =========   ========   ========   ==========   ==========   ============

                             See accompanying notes


                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2002
                                   (Unaudited)


                                                                2001         2002
                                                              ---------    ---------
Cash flows from operating activities:
    Net loss                                                  $(837,944)   $(140,209)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                             3,840       16,203
        Equity in loss of Aggression Sports                      44,013         --
        Impairment of investment in Aggression Sports           141,711         --
        Stock issued for services and interest on notes         146,182         --
        Changes in assets and liabilities:
          Interest receivable                                      --         (6,555)
          Prepaid expenses                                        3,526       (2,583)
          Accounts payable                                      104,109        4,021
          Accrued expenses                                      239,920       89,893
                                                              ---------    ---------

            Total adjustments                                   683,301      100,979
                                                              ---------    ---------

        Net cash used in operating activities                  (154,643)     (39,230)

Cash flows from investing activities:
    Security deposit                                                545          616
    Investments in and advances to Aggression Sports           (169,012)        --
    Maturity of certificate of deposit                           52,387         --
                                                              ---------    ---------

        Net cash provided by (used in) investing activities    (116,080)         616

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      --         38,947
    Proceeds from exercise of stock options                      88,000         --
    Proceeds from note payable - related parties                119,392         --
    Proceeds from note payable                                   50,000         --
                                                              ---------    ---------

      Net cash provided by financing activities                 257,392       38,947
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents            (13,331)         333
Cash and cash equivalents at beginning of period                 13,376          110
                                                              ---------    ---------

Cash and cash equivalents at end of period                    $      45    $     443
                                                              =========    =========


                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2002
                                   (Unaudited)

                         (Continued from preceding page)


Supplemental disclosure of cash flow information:          2001         2002
                                                         ---------    ---------

Interest paid during the period                          $    --      $    --
                                                         =========    =========
Income taxes paid during the period                      $    --      $    --
                                                         =========    =========

During the six months ended June 30, 2001, notes payable to two related parties with outstanding balances of $158,912 were converted into common stock.

During the six months ended June 30, 2002, a note payable to a related party with an outstanding balance of $160,014 was converted into common stock. In addition, $344,000 in wages payable to two officers of the Company were cancelled in exchange for future interests in stock distributions.

                             See accompanying notes

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


1.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2001 and June 30, 2002, and the results of operations and cash flows for the periods ended June 30, 2001 and 2002.

     Basis of presentation:

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at June 30, 2002, the Company has a working capital deficit of $1,337,796 and a stockholders' deficit of $1,182,679. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of June 30, 2002, the Company received proceeds of $38,947 for the purchase of 3,895 shares of Series 2 Convertible Preferred Stock.

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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


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

3.   Delinquent amounts payable
     --------------------------

     As of June 30, 2002, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

4.   Notes payable
     -------------

     Notes payable - individuals:

     During January 2001, the Company borrowed $100,000 from two unrelated individuals evidenced by a note bearing no interest, payable on June 15, 2002, but callable initially on January 15, 2001, and then on July 15,
     2001. The Company issued 2,000,000 shares of its common stock as consideration for the loans and 10,000,000 shares of its common stock to be held as collateral for payment of the loans. The loans were not paid by June 15, 2001, therefore, the lenders have the option of retaining the collateral shares in full payment of the notes. The Company's Chief Executive Officer also transferred 1,500,000 shares of common stock owned personally to the note holders as additional consideration for the transaction (see Note 7).

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


4.   Notes payable (continued)
     -------------------------

     Notes payable - related parties:

     During 2000, an officer of the Company and a company owned by the Company's Chief Executive Officer loaned to the Company $17,957 and $116,700, respectively, evidenced by notes payable. During 2001, three officers of the Company and a company owned by the Company's Chief Executive Officer loaned to the Company $171,634 and $40,264, respectively, evidenced by notes payable. The notes are due upon demand, bear interest at 9.5% to 10% per annum and are unsecured (see Note 7).

     During 2002, an officer of the Company and a company owned by the Company's Chief Executive Officer loaned $16,989 to the Company.

5.   Income taxes
     ------------

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $4,093,000 which expire in years through 2022.

     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonable assured.

     The Company's net operating losses are restricted as to the amount which may be utilized in any one year.

6.   Stock transactions
     ------------------

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of June 30, 2002, the Company received proceeds of $38,947 for the purchase of 3,895 shares of Series 2 Convertible Preferred Stock. These preferred shares are convertible into 3,894,716 shares of common stock.

     On May 31, 2002, a company owned by the Company's Chief Executive Officer converted a note payable with a principal balance of $160,014 into 16,001 shares of Series 1 Class A Preferred Stock. These preferred shares are convertible into 8,000,700 shares of common stock.

     During April 2002, two officers of the Company cancelled $344,000 in accrued wages owed by the Company in exchange for the right to receive in the aggregate 12% of the total future stock dividend distribution by the Company from the first four companies that it spins off to its shareholders in a registered stock dividend and/or a registered rights offering.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


7.   Subsequent Events
     -----------------

     Effective July 15, 2002, the shareholders of the Company approved a 20 for 1 reverse stock split. All common share references in these financial statements have been revised to reflect the reverse split.

     On May 31, 2002, the Board of Directors approved two assignment agreements between third party creditors of the Company holding secured promissory notes in the aggregate amount of $100,000 and a company owned by a director. The agreements provided for the purchase of the referenced notes and collateral consisting of 500,000 common shares and a security interest in certain inventory of the Company's subsidiary, Aggression Sports, Inc. and the subsequent surrender for cancellation of such notes by the related company with the Company for $100,000 credit toward the $200,000 subscription price for Series 2 Convertible Preferred Stock of the Company. The assignments will be finalized upon the closing of a private placement by the related company.

     On August 9, 2002, the Company issued 6,000,000 shares of common stock to three directors of the Company and 1,800,000 shares of common stock to three consultants for services performed and to be performed.

     On August 9, 2002, the Company issued 1,117 shares of Series 2 Convertible Preferred Stock to a company owned by a director of the Company pursuant to the $200,000 preferred stock offering described in Note 6.

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations of financial position, made in this Quarterly Report on Form 10-QSB are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including, without limitation:  Company has been  unprofitable  since  inception  to the end of the current period. This may affect the stock price and public float and further reducing liquidity. The Company's actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future improvements, acquisitions, and funding, profitability of our business, portfolio asset valuations, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the accessibility to additional capital, the rate of growth and consumer acceptance of products and services of the businesses that the Company invests in and the amount that the Company invests in new business opportunities and the timing of those investments, customer-spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, and risks of fulfillment throughout and productivity. These risks and uncertainties, as well as other risks and uncertainties, could cause the Company's actual results to differ significantly from management's statements. Further, absent the permission of the Securities and Exchange Commission, the Company is under an administrative restriction preventing it from relying on this safe-harbor provision.

Item 6 - Management's Discussion and Analysis

Critical accounting policies:

The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of this Quarterly Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

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

Overview.

During the Quarter ended June 30, 2002, we continued to make progress in our efforts to reposition the Company so that it could begin to make portfolio investments into privately owned growth stage businesses with significant up-side potential that would ultimately be suitable to being taken public through the Company's Spin-off Dividend Distribution Program. During the quarter and subsequently, we have taken some of the most critical, expensive and positive steps toward changing our capital and corporate structure, which has allowed us to move forward on several business initiatives that we believe will set the groundwork for attracting more valuable acquisition and investment opportunities to the Company in the future.

On May 31, 2002, an affiliate of our CEO that had advanced funds to the Company in the past converted $160,014 of cash advances into 16,001.4 shares of Series 1 Convertible Preferred Stock. We settled or converted outstanding debt owed to the CEO and the former CFO in the amount of $344,000. We continue to pursue settlements or conversion of debt owed to other former management employees in the approximate amount of $300,000. Also, on May 31, 2002, the Company recorded payment of a subscription for Series 2 Convertible Preferred Stock of the Company in the amount of $38,947 and issued 3,894.716 shares of such Series 2 Convertible Preferred Stock to Eagle Capital Funding Corp., an affiliated company ("Eagle Capital"). As of July 31, 2002 Eagle Capital had advanced an additional $11,168 toward its subscription, and on August 9, 2002 was issued an additional 1,116.803 shares of Series 2 Convertible Preferred Stock. Also, the Company has authorized a transaction in which $100,000 in notes payable by the Company to third parties and 500,000 collateral shares given the creditors by the Company, will be exchanged by the creditors with Eagle Capital for Limited Liability Company interests in a private placement being conducted by Eagle Capital. Under these agreements the Notes will then be exchanged with the Company for cancellation in partial consideration for Eagle Capital's pending subscription to purchase $200,000 in Series 2 Convertible Preferred Stock of the Company. The referenced collateral shares will be retained by Eagle Capital and the expense of the collateral shares will be booked as additional interest expense on the closing of the transaction. The transaction is expected to close in the third quarter, provided that the $250,000 minimum private placement is completed, of which there is no assurance.

We continued our efforts to restructure the Company by announcing a shareholders meeting in June of 2002, that was held on July 2, 2002. At that meeting, we achieved getting shareholder approval of a 20 to 1 reverse split of our outstanding Common Shares, appointing a new board of directors, instituting a new stock option and incentive plan, and obtaining shareholder permission to redomesticate the Company to be a Nevada Corporation. The Company continued to pursue development and acquisition of minor league sports franchises through an initiative contributed by one of its officers and directors, Mr. William Stewart. Also, through Mr. Stewart and the other current director, Mr. Gerald J. Brandimarte, the Company continued to develop a program with its affiliated company, Eagle Capital Funding Corp. ("Eagle Capital"), which was formed as a privately held company to raise private capital to assist the Company in its turn-around and restructuring programs and to develop its own capital funding sources and opportunities.

Through Eagle Capital, we plan to have access to new capital for ongoing operations including costs of securities law compliance, and to finance our initial search and transaction expenses for investment and acquisitions. Our management team has agreed to take an issuance of 2 million shares of common stock each in lieu of 2002 salary and consulting fees, and has accepted incentive stock options as compensation for their efforts to successfully turn the company around and launch the acquisition/investment and dividend spin-off program. With this relationship with Eagle Capital as a source of potential new opportunities and private capital for our future ventures, we plan to reduce the Company's operational activity and its overhead to the simplest level as a corporate finance vehicle with a goal to register under the Investment Company Act of 1940 as a Business Development Company.

The three officers and directors have an understanding that, they will own Eagle Capital in equal shares of one-third each upon funding its private placement and commencement of its operations. Eagle is currently raising funding for operations and to fund its $200,000 subscription to Series 2 Convertible Preferred of the Company through a private offering into a Limited Liability Company (the "LLC") that will be managed by Eagle Capital, and if this private placement and funding is successful, the Series 2 Convertible Preferred Shares purchased from the Company by Eagle Capital will be transferred to this LLC. Pursuant to the terms of the private offering of Limited Liability Company interests, Eagle will participate as an owner of the Economic Interest of the LLC and therefore will be deemed a beneficial owner of the Series 2 Convertible Preferred stock owned by the LLC, if the private offering is closed. Should Eagle Capital successfully fund all or a significant portion of its subscription to purchase $200,000 worth of Series 2 Convertible Preferred Stock, it will directly or indirectly own a controlling interest in the Company and thereby our current management team will be attributed ownership of this controlling interest in the Company through their joint ownership of Eagle Capital.

The Company held its annual stockholders' meeting on July 2, 2002 in which it elected a three person board of directors, appointed its current auditors to audit the financial statements for the year end of the current fiscal year, approved and enacted its new 2002 Omnibus Stock Option and Compensation Plan (the "2002 Stock Incentive Plan") in which compensatory grants of up to 20 million common shares could be issued, enacted a consolidation of its outstanding common shares by effecting a 20 to 1 reverse split of its outstanding common shares without effecting the total authorized capital of 500,000,000 capital shares; authorized the redomestication of the corporation to the jurisdiction of the state of Nevada, and approved a general revision, if necessary of the Registrant's Amended Articles of Incorporation and By-laws to conform to future requirements for listing on the proposed BBX Exchange. The reverse split was effected effective July 15, 2002, in which the Registrant obtained a new CUSIP Number and trading symbol of "OTCBB: ARET." Contained in the referenced 2002 Stock Incentive Plan, as approved by stockholders, were pre-designated grants of 2,000,000 options each or a total of 6,000,000 common shares to the current officers and directors, and stock options to purchase up to 2,000,000 common shares to a former officer and director for a total of 8,000,000 common stock options exercisable at $0.02 per common share. These grants had been previously made, but subject to the enactment of the 2002 Stock Incentive Plan pursuant to shareholder approval and subject to enactment of a 20:1 reverse split of outstanding common shares, which was approved by the shareholders and enacted effective on July 15, 2002. On August 9, 2002, the Registrant filed a Registration Statement under Form S-8 covering up to 20,000,000 common shares issuable under the referenced 2002 Stock Incentive Plan, including the referenced pre-designated grants. On August 9, 2002, the board of directors authorized issuance of 6,000,000 common shares pursuant to pre-designated grants and 1,800,000 common shares to professionals and consultants. The current officers and directors have agreed to take the referenced grants and options in lieu of salary and consulting compensation.
SEE: Notes to Financial Statements - Subsequent Events.

During 2001, the Company continued its efforts to develop a revenue stream from management services and building equity ownership in its portfolio of new entrepreneurial opportunities while initiating the process of reduction of its overhead and initiating a search for investment opportunities in more advanced stages of development and with better business fundamentals. In prior periods, revenue and equity was created from opportunities that were developed in-house, but the Company's in-house projects ran out of money and the Company could not secure the next round of financing for itself and its incubated companies, nor due to deteriorating economic conditions experienced in the second half of 2001 carrying over to 2002, was it able to close acquisition and funding of certain new opportunities, in particular a new capital funding subsidiary created to conduct construction and bond financing for Company projects and independent funding opportunities. Due to the termination or postponement of certain projects scheduled for closing after the terrorist attacks of September 11, 2001 on the World Trade Center, the individual sponsoring this opportunity took on employment for a Wall Street investment bank and the initiative was put on hold by the Company, hoping to find a new opportunity for this subsidiary. During the first quarter of 2002, the Company restructured its program to develop Eagle Capital Funding Corp. as an independent company, to be funded and owned by our present management team, but dedicated in part to developing capital funding sources for Company initiated projects, as described above.

During the first quarter of 2002, the Company ended its lease on its office space in Boulder, Colorado running at approximately $4,800 per month, and signed a new, short term lease for the smaller suite in the same building for approximately 1,200 square feet at a monthly rental of $1,986 for six months from March 1, 2002, with options to negotiate a longer term thereafter or go on a month to month basis. The Company has only one salaried employee, its CEO, who has deferred his salary for the first two quarters of 2002 and has taken a 2,000,000 common share stock grant and a 2,000,000 common share stock option exercisable at $0.02 per share in lieu of salary for the balance of the 2002 fiscal year, as have the other two officers and directors.

In December of 2001, the Company entered into a letter of intent to create a subsidiary to acquire the interests of William W. Stewart in certain minor league sports franchise development projects. This agreement also included retaining Mr. Stewart as a consultant and his appointment onto the board of directors of the Company. The agreement also included the transfer of Eagle Capital (prior to initiation of operations) to Mr. Stewart and the granting of a subscription agreement to Eagle Capital to purchase up to $200,000 in face value of a new series of the Company's Class A Convertible Preferred Stock. During the period ended June 30, 2002, the Company's operations continued to be funded principally by cash infusions from insiders including Eagle Capital, by management deferring its salaries, and issuances of common stock for services. Management anticipates that ongoing expenses for the short term will be covered by proceeds of its current private placement to Eagle Capital and by exercise of stock options, to be replaced by revenues from operations as it executes its business plan as a Business Development Company.

Financial Condition

As of June 30, 2002, the Company had $244,739 in total assets and $1,427,418 in total liabilities, as compared to $252,087 and $1,837,518 at the end of fiscal year ended December 31, 2001, respectively. Accounts payable and accrued expenses at June 30, 2002 were $1,278,090 as compared to $1,553,300 at December 31, 2001. The decrease from December 31, 2001, of $275,210 is attributable to increases in accrued salaries of $60,000 and settlement of other outstanding accrued salaries to insiders of $344,000. Losses were partially funded through increased accounts payable by accruing or deferring salaries, and advances from officers and affiliates and issuance of Preferred Stock.

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

During the six months ended June 30, 2002, the Company continued to rely upon infusions of cash from loans and cash advances by executives and affiliates of the Company. The proceeds were used for overhead, payment of corporate obligations and business development activities. As of June 30, 2002, additional executive salaries of $59,900 and cash advances of $25,124 have been accrued and salaries and bonuses of $477,232, which were accrued as of December 31, 2001, remain unpaid.

Results of operations

The company's operations during the second quarter of 2002 have been confined to business development activities of its officers, directors and consultants, and administrative bookkeeping tasks related to creditor and investor relations and securities act compliance. The Company is not providing new venture management or advisory activities and therefore not generating revenue from executive and management services.

For the quarter ended June 30, 2002, the Company incurred $92,664 in operating expenses. This included accruals of deferred executive salaries of $29,900, rent of $6,464 and other operating expenses of $56,300 including consulting, bookkeeping, shareholder communication, transfer agent fees, accounting and auditing expenses and costs associated with the annual shareholder's meeting. During the first quarter, the Company was successful in reducing its rental expense by negotiating out of its larger space and moving to a smaller suite in the same building, reducing its monthly rental to $1,968 for office. The Company continues to rent storage space for its files, inventory and excess office equipment. We envision operating the Company as a holding company in the future for other going concerns and revenue generating businesses, which will require minimal staff for accounting and administrative matters. Our future expectation is that monthly operating expenses will remain as low as possible until new opportunities are initiated, of which there can be no assurance, in which event, the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business entities.

Total other income (expense) of $2,755 included $3,328 in interest and miscellaneous income, an interest expense of $573 resulting in a net loss from operations of $89,889.

Liquidity and Capital Resources

The Company has a working capital deficit as of June 30, 2002 of $1,337,796. This compares to a working capital deficit of $1,757,367 as of December 31, 2001. The $419,571 decrease in working capital deficit for the quarter ended June 30, 2002 is primarily attributable to a decrease of $279,231 in accrued expense from $852,323 for the fiscal year ended December 31, 2001, and a decrease of $134,890 in notes payable - related parties from $165,568 at December 31, 2001. During the quarter ended June 30, 2002, no shares of common stock were issued but the Company issued 16,001 shares of Series 1 Convertible Preferred Stock valued at face value of $160,014 and 3,895 shares of Series 2 Convertible Preferred stock valued at face value of $38,947.

The Company had a stockholder's deficit at June 30, 2002 of $1,182,679. This is compared to stockholder's deficit at December 31, 2001 of $1,585,431. The stockholder's deficit decreased due to the Company's operating at a loss, offset by the issuance of preferred stock for cash and the conversion of notes payable-related parties and the cancellation of $344,000 in accrued salaries and bonuses.

Due to its recent liquidity issues, the Company has defaulted on several short term obligations including for its operating overhead, trade payables, and state and federal employment taxes, resulting in tax liens being imposed on the Company's assets, which will have to be resolved with an infusion of new capital, of which no assurances can be made.

At June 30, 2002, the Company had no material commitments for capital expenditures.

The Company finds itself in a highly illiquid situation with few assets and no revenue to fund ongoing operations. The Company has relied on loans from insiders and deferral of salary and compensation by its employees, as well as issuance of Convertible Preferred Stock to affiliates. The Company's current business plan will require minimal funds for overhead and for maintaining its financial reporting obligations. Due to the illiquidity in the Company's public trading market and the investment environment in general, the Company's ability to raise additional capital publicly or privately to launch its current business plan in the near term is severely limited. The Company continues because its principal officers and affiliates continue to support the Company on a deferred compensation basis.

The Company has recently reduced the number of outstanding common shares to allow it to raise equity capital and to effect conversion and exercise of outstanding common stock options and conversion rights of preferred stock which has been reserved for issuance to insiders in exchange for their accrued cash advances, and for issuance in a private placement of up to $200,000 in Series 2 Convertible Preferred stock, which the Company is currently conducting to an affiliated entity. As of August 9, 2002, the Company had raised $50,115 in gross proceeds of this private placement and had 5,012 outstanding shares of Series 2 Convertible Preferred. The Company has agreed to a specific use of the first proceeds of this offering including paying its auditing costs and to pay the costs of its annual meeting and other specified expenses. Management believes that the Company will experience significant difficulty raising significant additional equity capital or attracting viable acquisition candidates until these matters have been resolved and the Company has eliminated a substantial amount of its outstanding debt.

Due to the current financial condition of the Company and the volatility in the market for its common stock, no assurance can be made that the Company will be successful in raising any substantial amount of capital through the sale of equity or debt securities, or with bank debt on favorable terms in the near future. Due to such conditions the Company may continue to be required to issue further stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the company to meet its obligations in the near term.

Subsidiaries/Employees:

Arete Industries, Inc. has one full time employee, and its subsidiary, Aggression Sports, Inc. presently has no employees other than its acting president, the Company's current CEO. Seventh Generation Technologies, Inc. has no operations and has no employees. Eagle Capital Funding Corp. has had no operations since inception other than efforts to raise capital and to compile a book of business for private debt funding for construction projects and commercial real estate refinancings. In December, 2001, the entity was transferred in total to Mr. Stewart, and the Company owns no equity in this entity. The CEO remains on a deferred salary basis for the first two quarters of 2002 and has accepted a 2,000,000 share stock grant and an Incentive stock option to purchase 2,000,000 shares of common stock at $0.02 per share in lieu of salary for the balance of 2002, as have Mr. Stewart and Mr. Brandimarte.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Period ended June 30, 2002, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

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

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K

          Exhibit 99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     During the period covered by this report, there was one Form 8-K filed dated May 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARETE INDUSTRIES, INC.


Date: August 19, 2002

By: /s/ Thomas P. Raabe, interim CFO
------------------------------------
Thomas P. Raabe, Interim CFO
Principal Financial and Accounting Officer
Principal Executive Officer