Form 10QSB
period 2002-09-30
ARETE INDUSTRIES INC
filed 2002-11-19
CIK 820901

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

                    For the period ended: September 30, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 15, 2002, Registrant had 32,716,248 shares of common stock, No par value, outstanding. The share figures contained in this report are adjusted to reflect a reverse stock split of twenty to one (20:1) effective July 15, 2002.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY


                                      INDEX


                                                                        Page No.
                                                                        --------

Consolidated Financial Statements:

Index to Consolidated Financial Statements                                 1

Consolidated Balance Sheet at September 30, 2002 and
December 31, 2001 (unaudited)                                              2

Consolidated Statements of Operations for the Three
Months Ended September 30, 2002 and 2001 (unaudited)                       3

Consolidated Statements of Operations for the Nine
Months Ended September 30, 2002 and 2001 (unaudited)                       4

Consolidated Statement of Stockholders' Deficit for
the Nine Months Ended September 30, 2002 (unaudited)                       5

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2002 and 2001 (unaudited)                      6-7

Notes to Unaudited Consolidated Financial Statements
at September 30, 2002                                                     8-11

Item 2
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       12-18

Part II - Other Information                                               18

Signatures                                                                19

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    December 31, 2001 and September 30, 2002
                                   (Unaudited)


                                     ASSETS
                                     ------
                                                                 2001             2002
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $        110    $      1,091
    Accrued interest receivable                                     11,503          21,336
    Inventory                                                       65,029          65,029
    Prepaid expenses                                                 3,509           3,085
                                                              ------------    ------------

      Total current assets                                          80,151          90,541

Furniture and equipment, at cost net of accumulated
    depreciation of $49,547 (2001) and $73,851 (2002)              124,822         100,518
Security deposit                                                    12,598           7,382
Intellectual property                                               34,516          34,516
Investment in and advances to Aggression Sports
    (Note 2)                                                          --              --
                                                              ------------    ------------

                                                              $    252,087    $    232,957
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                              ------------

Current liabilities:
    Accounts payable (Note 3)                                 $    411,849    $    420,301
    Accrued expenses                                               852,323         578,742
    Accrued payroll taxes (Note 3)                                 289,128         289,528
    Settlement due                                                  18,650          18,650
    Notes payable (Note 4)                                         100,000            --
    Notes payable - related parties (Note 4)                       165,568          35,493
                                                              ------------    ------------

      Total current liabilities                                  1,837,518       1,342,714

Commitments and contingencies (Notes 1, 3 and 4)

Stockholders' deficit (Notes 6 and 7):
    Convertible Class A preferred stock; $10 face value,
      1,000,000 shares authorized:
        Series 1, 30,000 shares authorized, 16,001
          shares issued and outstanding                               --           160,014
        Series 2, 25,000 shares authorized, 15,012
          shares issued and outstanding                               --           150,115
    Common stock, no par value; 499,000,000 shares
      authorized, 24,416,248 (2001) and 32,716,248 (2002)
      shares issued and outstanding                              9,074,130       9,567,276
    Accumulated deficit                                        (10,440,741)    (10,729,342)
    Unearned stock compensation                                       --           (39,000)
    Notes receivable from sale of stock                           (218,820)       (218,820)
                                                              ------------    ------------

      Total stockholders' deficit                               (1,585,431)     (1,109,757)
                                                              ------------    ------------

                                                              $    252,087    $    232,957
                                                              ============    ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             For the three months ended September 30, 2001 and 2002
                                   (Unaudited)

                                                                2001             2002
                                                             ------------    ------------
Revenues:
    Management fees - Aggression Sports                      $       --      $       --
    Sales                                                            --              --
    Other income                                                     --              --
                                                             ------------    ------------

      Total revenues                                                 --              --

Operating expenses:
    Depreciation                                                    1,696           8,101
    Research and development (Note 2)                                --              --
    Rent                                                           15,285           8,327
    Other operating expenses                                      102,428         118,881
                                                             ------------    ------------

      Total operating expenses                                    119,409         135,309
                                                             ------------    ------------

        Total operating loss                                     (119,409)       (135,309)

Other income (expense):
    Equity in loss of Aggression Sports (Note 2)                   (4,562)           --
    Impairment of investment in Aggression Sports (Note 2)           --              --
    Interest expense                                               (5,104)        (16,360)
    Interest and miscellaneous income                               3,017           3,277
                                                             ------------    ------------

      Total other income (expense)                                 (6,649)        (13,083)
                                                             ------------    ------------

Net loss (Note 5)                                            $   (126,058)   $   (148,392)
                                                             ============    ============

Basic and diluted loss per share                             $      (0.01)   $      (0.01)
                                                             ============    ============


Weighted average common shares outstanding                     23,846,900      28,900,000
                                                             ============    ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
              For the nine months ended September 30, 2001 and 2002
                                   (Unaudited)

                                                                 2001            2002
                                                             ------------    ------------
Revenues:
    Management fees - Aggression Sports                      $     33,400    $       --
    Sales                                                            --               379
    Other income                                                   48,564            --
                                                             ------------    ------------

      Total revenues                                               81,964             379

Operating expenses:
    Depreciation                                                    5,536          24,304
    Research and development (Note 2)                             121,936            --
    Rent                                                           55,936          24,595
    Other operating expenses                                      621,829         228,685
                                                             ------------    ------------

      Total operating expenses                                    805,237         277,584
                                                             ------------    ------------

        Total operating loss                                     (723,273)       (277,205)

Other income (expense):
    Equity in loss of Aggression Sports (Note 2)                  (48,575)           --
    Impairment of investment in Aggression Sports (Note 2)       (141,711)           --
    Interest expense                                              (62,002)        (21,229)
    Interest and miscellaneous income                              11,559           9,833
                                                             ------------    ------------

      Total other income (expense)                               (240,729)        (11,396)
                                                             ------------    ------------

Net loss (Note 5)                                            $   (964,002)   $   (288,601)
                                                             ============    ============

Basic and diluted loss per share                             $      (0.04)   $      (0.01)
                                                             ============    ============


Weighted average common shares outstanding                     23,239,500      25,900,000
                                                             ============    ============

                            See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the nine months ended September 30, 2002
                                   (Unaudited)


                                                     Series 1              Series 2
                                                  preferred  stock      preferred stock           Common stock
                                                -------------------   -------------------   -----------------------    Accumulated
                                                 Shares     Amount     Shares      Amount      Shares        Amount      deficit
                                                --------   --------   ---------  --------   ----------   ----------   -------------


Balance, December 31, 2001 (Note 7)                 --     $   --       --       $  --      24,416,248   $9,074,130   $ (10,440,741)

    Issuance of Series 1 preferred stock
      for conversion of note payable (Note 6)     16,001    160,014     --          --             --           --            --

    Issuance of Series 2 preferred stock
      to reimburse advances made to the
      Company (Note 6)                              --         --      5,012       50,115          --           --            --

    Issuance of Series 2 preferred stock
      for cancellation of notes payable
      (Note 4)                                      --         --     10,000      100,000          --           --            --

    Cancellation of accrued wages for future
      interest in stock distributions (Note 6)      --         --       --          --             --       344,000           --

    Issuance of common stock to employees
      and consultants for services (Note )          --         --       --          --       7,800,000      101,399           --

    Issuance of common stock in payment
      of accrued interest                           --         --       --          --         500,000       10,000           --

    Value of options issued to consultants
      (Note 6)                                      --         --       --          --             --        37,747           --

    Net loss for the nine months ended
      September 30, 2002                            --         --       --          --             --           --         (288,601)
                                                --------   --------   ---------  --------   ----------   ----------   ------------

Balance, September 30, 2002                       16,001   $160,014   15,012     $150,115   32,716,248    9,567,276   $ (10,729,342)
                                                ========   ========   =========  ========   ==========   ==========   ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2002
                                   (Unaudited)

                                                                2001          2002
                                                              ---------    ---------
Cash flows from operating activities:
    Net loss                                                  $(964,002)   $(288,601)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                             5,536       24,504
        Equity in loss of Aggression Sports                      48,575         --
        Impairment of investment in Aggression Sports           141,711         --
        Stock issued for services and interest on notes         175,857      110,146
        Changes in assets and liabilities:
          Accounts receivable                                      --           --
          Interest receivable                                      --         (9,833)
          Prepaid expenses                                        6,023          424
          Accounts payable                                      117,282        8,452
          Accrued expenses                                      301,443       95,943
                                                              ---------    ---------

            Total adjustments                                   796,427      229,636
                                                              ---------    ---------

        Net cash used in operating activities                  (167,575)     (58,965)

Cash flows from investing activities:
    Purchase of property and equipment                             --           (200)
    Security deposit                                                545        5,216
    Investments in and advances to Aggression Sports           (171,969)        --
    Maturity of certificate of deposit                           52,387         --
                                                              ---------    ---------

        Net cash provided by (used in) investing activities    (119,037)       5,016

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                      --         54,930
    Proceeds from exercise of stock options                      88,000         --
    Proceeds from note payable - related parties                136,700         --
    Proceeds from note payable                                   50,000         --
                                                              ---------    ---------

      Net cash provided by financing activities                 274,700       54,930
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents            (11,912)         981
Cash and cash equivalents at beginning of period                 13,376          110
                                                              ---------    ---------

Cash and cash equivalents at end of period                    $   1,464    $   1,091
                                                              =========    =========

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2002
                                   (Unaudited)

                        (Continued from preceding page)

Supplemental disclosure of cash flow information:       2001       2002
                                                       ------     ------

Interest paid during the period                        $ --       $ --
                                                       ======     ======
Income taxes paid during the period                    $ --       $ --
                                                       ======     ======


During the nine months ended September 30, 2001, notes payable to two related parties with outstanding balances of $178,912 were converted into common stock.

During the nine months ended September 30, 2002, a note payable to a related party with an outstanding balance of $160,014 was converted into preferred stock and notes payable to two individuals with an aggregate balance of $100,000 were converted into common stock. Interest of $10,000 was paid by the issuance of common stock. In addition, $344,000 in wages payable to two officers of the Company were cancelled in exchange for future interests in stock distributions, wages and fees to consultants of $101,399 were paid by the issuance of common stock and the value assigned to stock options issued was $37,747.

                             See accompanying notes.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


1.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2001 and September 30, 2002, and the results of operations and cash flows for the periods ended September 30, 2001 and 2002.

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at September 30, 2002, the Company has a working capital deficit of $1,252,173 and a stockholders' deficit of $1,109,757. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of September 30, 2002, the Company received proceeds of $50,115 for the purchase of 5,012 shares of Series 2 Convertible Preferred Stock.

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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


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

3.   Delinquent amounts payable

     As of September 30, 2002, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

4.   Notes payable

     Notes payable - individuals:

     During January 2001, the Company borrowed $100,000 from two unrelated individuals evidenced by a note bearing no interest, payable on June 15, 2002, but callable initially on January 15, 2001, and then on July 15, 2001. The Company issued 100,000 shares of its common stock as consideration for the loans and 500,000 shares of its common stock to be held as collateral for payment of the loans. The loans were not paid by June 15, 2001, therefore, the lenders have the option of retaining the collateral shares in full payment of the notes. The Company's Chief Executive Officer also transferred 75,000 shares of common stock owned personally to the note holders as additional consideration for the transaction.

     On May 31, 2002, the Board of Directors approved two assignment agreements between third party creditors of the Company holding secured promissory notes in the aggregate amount of $100,000 and a company owned by a director. The agreements provided for the purchase of the referenced notes and collateral consisting of 500,000 common shares and a security interest in certain inventory of the Company's subsidiary, Aggression Sports, Inc. and the subsequent surrender for cancellation of such notes by the related company with the Company for 10,000 shares of Series 2 Convertible Preferred Stock of the Company (convertible into 10,000,000 shares of common stock). The assignments were finalized upon the closing of a private placement by the related company during September 2002.

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


4.   Notes payable (continued)


     Notes payable - related parties:

     During 2000, an officer of the Company and a company owned by the Company's Chief Executive Officer loaned to the Company $17,957 and $116,700, respectively, evidenced by notes payable. During 2001, three officers of the Company and a company owned by the Company's Chief Executive Officer loaned to the Company $171,634 and $40,264, respectively, evidenced by notes payable. The notes are due upon demand, bear interest at 9.5% to 10% per annum and are unsecured. On May 31, 2002, $160,014 of these notes was converted into common stock (see Note 6).

     During 2002, an officer of the Company and a company owned by the Company's Chief Executive Officer loaned $21,804 to the Company.

5.   Income taxes

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $4,193,000 which expire in years through 2022.

     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonable assured.

     The Company's net operating losses are restricted as to the amount which may be utilized in any one year.

6.   Stock transactions

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of September 30, 2002, the Company received proceeds of $50,115 for the purchase of 5,012 shares of Series 2 Convertible Preferred Stock. These preferred shares are convertible into 5,011,519 shares of common stock. In addition, 10,000 preferred shares were issued in connection with a note conversion (see Note 4).

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

                      ARETE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


6.   Stock transactions

     On August 9, 2002, the Company issued 6,000,000 shares of common stock to three directors of the Company and 1,800,000 shares of common stock to three consultants for services performed and to be performed valued at $101,399.

     During  the  quarter  ended  September  30,  2002,  the board of  directors approved the issuance of a stock option for the purchase of 2,000,000 shares of common stock to a consultant. The options are exercisable at $.02 per share for two years and were valued at $37,747.

                                 End Financials

Item 2 - Management's Discussion and Analysis

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

Overview.

During the quarter ended September 30, 2002, the Company filed a current report on Form 8-K reporting events commencing May 31, 2002 including material transactions through August 7, 2002 which disclosure is incorporated herein by reference, and which information is briefly summarized below, but which is qualified in its entirety by the more detailed disclosure contained in such Current Report.

During the Quarter ended September 30, 2002, we held our shareholders meeting and completed a recapitalization that included a 20 to 1 reverse stock split, installed a new board of directors and brought two new members to our executive management team. New management jointly agreed to accept compensation for the balance of the fiscal year in the form of common stock grants and options, and to accept future cash and/or stock compensation after the end of the current fiscal year, based on achieving successful, positive business results that add value to the Company.

Eagle Capital  Funding  Corp.,  an affiliate of the Company  ("Eagle  Capital"), continued to advance funds to cover the Company's expenses, totaling approximately $12,448 during the third quarter 2002. Subsequently, Eagle Capital advanced an additional $14,817 through the date of this report. In total, Eagle has advanced $73,951, in cash of which $50,115 has been converted into 5,012 shares of Series 2 Convertible Preferred Stock, which has conversion rights to convert into 5,011,519 shares of common stock of the Company. As previously disclosed in the Company's Periodic Report on Form 8-K described above, an additional 10,000 shares of the Series 2 Convertible Preferred Stock has been issued to Eagle Capital Fund-I, LLC, an affiliate of Eagle Capital (the "Eagle Fund") in payment of two $50,000 promissory notes of the Company. As part of agreements pertaining to this transaction, 500,000 restricted shares of the Company's common stock originally pledged by the Company as collateral for the two notes and deemed unissued for accounting purposes, was deemed issued and recorded as additional interest expense of $10,000.

We continue in our efforts to resolve our outstanding employment tax liabilities by pursuing an offer in compromise with the Internal Revenue Services. As previously disclosed, during the second Quarter, 2002, we settled or converted certain debts owed to the CEO and the former CFO in the amount of $344,000. We continue to pursue settlements or conversion of debt including payables and accrued salaries and bonuses owed to former management employees in the approximate amount of $300,000.

With the aid of these transactions, we are nearing completion of our plan to change our capital and corporate structure. With the continuing development of Eagle Capital's business plan, we have become confident enough to move forward on several business initiatives that we believe will set the groundwork for attracting more valuable acquisition and investment opportunities to the Company in the future.

In November, 2002, we became engaged by Celexx Corporation, a publicly held holding company, to provide certain investment banking consulting services including arranging or providing directly a short term loan to Celexx, assisting it in its efforts to recapitalize and restructure itself, including resolving a dispute with its preferred shareholder, and are consulting with the company to structure and arrange for permanent debt and/or equity financing for its wholly owned subsidiary, Pinneast.com to expand its operations and make certain contemplated acquisitions. We have presented our recommendations to Celexx for a structure and plan, and the client is evaluating our proposal, at which time the relationship will either proceed or be terminated. The Company may receive compensation including equity participation, Celexx common shares, professional and consulting fees and origination fees for successful completion of permanent debt and/or equity financing, and acquisitions.

We have recently retained our affiliate, Eagle Capital, operated by Mr. Gerald Brandimarte, who is an officer and director of the Company, to assist us in implementing a proprietary Variable Rate Bond Note program (the "Note Program"). The initial plan is for the Company to sell Variable Rate Bond Notes in the approximate amount of from $10 Million to $20 Million. The Note Program is designed to provide the Company with funds for operations and acquisitions of from $4.5 Million to $9 Million, with the balance invested in rated instruments and pledged against the bond notes to cover debt service. This is a unique and innovative structure that has recently been developed by Mr. Brandimarte and launched by Eagle Capital. Eagle Capital is currently drafting a prospectus and is in the process of obtaining necessary confirmations to set up this Note Program for a current client, and we intend to employ the Note Program, customized for our use as a principal feature among other financing alternatives for our potential investment banking consulting projects, future acquisitions and portfolio investments.

Since obtaining our shareholders' permission to change the Company's state of domicile to Nevada, we have deferred our decision to effect the change while we evaluate corporate governance and other requirements for listing on the new BBX exchange being proposed by NASDAQ, and until we can determine whether the benefits we hoped to obtain from redomestication would be eliminated by requirements of Business Development Companies under the Investment Company Act of 1940 (the "'40 Act").

During the period ended September 30, 2002, the Company's operations continued to be funded principally by cash infusions from insiders including Eagle Capital, by management deferring its salaries, and issuances of common stock for services. Management anticipates that ongoing expenses for the short term will be covered by proceeds of its current private placement to Eagle Capital and by exercise of stock options, to be replaced by revenues from operations as it executes its business plan as a Business Development Company.

Financial Condition

As of September 30, 2002, the Company had $232,957 in total assets and $1,342,714 in total liabilities, as compared to $252,087 and $1,837,518 at the end of fiscal year ended December 31, 2001, respectively. Accounts payable and accrued expenses at September 30, 2002 were $1,288,571 as compared to $1,553,300 at December 31, 2001. The decrease in accounts payable and accrued expenses from December 31, 2001 of $264,729 is attributable to increases in accrued salaries of $60,000 and settlement of other outstanding accrued salaries to insiders of $344,000 off set by accrued and unpaid legal, accounting, transfer agent fees, and increases in general payables. Additional reduction in total liabilities of $230,075 from December 31, 2001 through the end of the third Quarter, 2002 was achieved by payment of $100,000 in notes payable to third parties with issuance of Series 2 Convertible Preferred Stock, payment of a note payable to an affiliate of the CEO of $160,014 with Series 1 Convertible Preferred Stock, and an increase in notes payable-related parties by $29,939 including $21,804 advanced to the Company by the CEO and a company owned by the CEO. Losses were partially funded through increased accounts payable by accruing or deferring salaries, and advances from officers and affiliates and issuance of Preferred Stock.

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

During the nine months ended September 30, 2002, the Company continued to rely upon infusions of cash from loans and cash advances by executives and affiliates of the Company. The proceeds were used for overhead, expenses associated with the shareholders meeting payment of corporate obligations and business development activities. Also during the nine-month period ended September 30, 2002, of a total of $99,000 in director and executive salaries, $78,000 was paid in common stock ($39,000 to be expensed in the next quarter) and $60,000 was accrued; plus cash advances by directors and executives of $21,804 have been accrued; a total of $24,400 in compensation was paid in cash and common stock to employees and consultants; and salaries and bonuses of $477,232, which were accrued as of December 31, 2001, remain unpaid.

Results of operations

The company's operations during the third quarter of 2002 have been confined to business development activities of its officers, directors and consultants, and administrative bookkeeping tasks related to creditor and investor relations and Securities Act compliance. The Company did not engage in venture management or advisory activities and therefore was not generating revenue from executive and management services.

For the quarter ended September 30, 2002, the Company incurred $135,309 in total operating expenses. This included $39,000 of executive compensation to its officers and directors in the form of registered common stock, $37,747 to consultants in the form of stock options, rent of $8,327 other operating expenses of $50,235 including consulting, bookkeeping, shareholder communication, transfer agent fees, accounting and auditing expenses and costs associated with the annual shareholder's meeting. During the first quarter, the Company was successful in reducing its rental expense by negotiating out of its larger space and moving to a smaller suite in the same building, reducing its monthly rental to $1,968 for office. The Company continues to rent storage space for its files, inventory and excess office equipment. We envision operating the Company as a holding company in the future for other going concerns and revenue generating businesses, which will require minimal staff for accounting and administrative matters. Our future expectation is that monthly operating expenses will remain as low as possible until new opportunities are initiated, of which there can be no assurance, in which event, the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business entities.

Total other income (expense) of ($13,083) included $3,277 in interest and miscellaneous income, and an interest expense of $16,360 including $10,000 in additional interest booked on payment of $100,000 in notes payable-third parties with Series 2 Convertible Preferred Stock resulting in a net loss from operations of $148,392.

Liquidity and Capital Resources

The Company has a working capital deficit as of September 30, 2002 of $1,252,173. This compares to a working capital deficit of $1,757,367 as of December 31, 2001. The $505,194 decrease in working capital deficit for the quarter ended September 30, 2002 is primarily attributable to a decrease of $273,581 in accrued expense from $852,323 for the fiscal year ended December 31, 2001, a decrease of $230,075 in notes payable from $265,568 at December 31, 2001 and payment of $100,000 in notes payable - third parties. During the quarter ended September 30, 2002, 7,800,000 shares of common stock were issued for services, and the Company issued 1,117 shares of Series 2 Convertible Preferred stock valued at face value of $11,170.

The Company had a stockholder's deficit at September 30, 2002 of $1,109,757. This is compared to stockholder's deficit at December 31, 2001 of $1,585,431. The stockholder's deficit decreased due to the Company's operating at a loss plus payment of compensation with common stock, offset by the issuance of preferred stock for cash, for conversion of certain notes payable and accrued compensation to related parties.

The Company has recently reduced the number of outstanding common shares to allow it to raise equity capital and to effect conversion and exercise of outstanding common stock options and conversion rights of preferred stock which has been reserved for issuance to insiders in exchange for their accrued cash advances, and for issuance in a private placement of up to $200,000 in Series 2 Convertible Preferred stock, which the Company is currently conducting to an affiliated entity. As of September 30, 2002, the Company had raised $50,115 in gross proceeds of this private placement and issued 5,012 outstanding shares of Series 2 Convertible Preferred Stock. Also, the Company paid off two notes payable of $50,000 each with issuance of 10,000 shares of Series 2 Convertible Preferred Stock. In addition, the Company has $23,836 in note payable - related parties for cash advances from Eagle Capital through November 15, 2002. It is expected that these cash advances will be exchanged for issuance of additional shares of Series 2 Convertible Preferred stock under the private placement.

Due to its recent liquidity issues, the Company has defaulted on several short term obligations including for its operating overhead, trade payables, and state and federal employment taxes, resulting in tax liens being imposed on the Company's assets, which will have to be resolved with an infusion of new capital, of which no assurances can be made.

At September 30, 2002, the Company had no material commitments for capital expenditures.

The Company finds itself in a highly illiquid situation with few assets and no revenue to fund ongoing operations. The Company has relied on loans from insiders and deferral of salary and compensation by its employees, as well as issuance of Common Stock and Convertible Preferred Stock to affiliates. The Company's current business plan will require minimal funds for overhead and for maintaining its financial reporting obligations. Due to the illiquidity in the Company's public trading market and the investment environment in general, the Company's ability to raise additional capital publicly or privately to launch its current business plan in the near term is severely limited. Due to such conditions the Company may continue to be required to issue further stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the company to meet its obligations in the near term. The Company continues because its principal officers and affiliates continue to support the Company on a deferred compensation basis.

Subsidiaries/Employees:

Arete Industries, Inc. has one full time employee, and two part-time Corporate Officers, and its subsidiary, Aggression Sports, Inc. presently has no employees other than its acting president, the Company's current CEO. In December, 2001, Eagle Capital became independent of Arete's ownership and has been operated principally by Mr. Brandimarte, with Mr. Raabe and Mr. Stewart on its board of directors. Eagle Capital has since become a major controlling shareholder of the Company. The CEO remains on a deferred salary basis for the first two quarters of 2002 and has accepted a 2,000,000 share stock grant and an Incentive stock option to purchase 2,000,000 shares of common stock at $0.02 per share in lieu of salary for the balance of 2002, as have Mr. Stewart and Mr. Brandimarte.

Although the Aggression Sports, Inc. subsidiary is inactive, we are continuing to seek revenue generating activities including finding manufacturing and/or marketing partners for our developed products, and are hoping to recruit a new management team and investors focused on growing this company through acquisition of young outdoor sports companies, neither of which is currently in place nor can be assured with any degree of certainty.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Period ended September 30, 2002, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

A Report on Form 8-K, filed on August 8, 2002, was previously reported in the Quarterly Report on Form 10-QSB for the period ended June 30, 2002, and is incorporated herein by reference.

Exhibit 99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARETE INDUSTRIES, INC.


Date: November 19, 2002

By: /s/ Thomas P. Raabe, Interim CFO
------------------------------------
Thomas P. Raabe, Interim CFO
Principal Financial and Accounting Officer
Principal Executive Officer

                            CERTIFICATION PURSUANT TO
    SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I , Thomas P. Raabe, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arete Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of September 30, 2002, and for the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 19, 2002                     By: /s/ Thomas P. Raabe
                                                     ---------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer