Form 10KSB
period 2002-12-31
ARETE INDUSTRIES INC
filed 2003-04-15
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the fiscal year ended December 31, 2002 Commission file No. 33-16820-D

                                       OR

[  ]  Transition Report Pursuant to Section 13 or 15 (d)  of the Securities
      Exchange Act of 1934.


                             ARETE INDUSTRIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Colorado                                  84-1508638
  ----------------------------                 -----------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                  Identification Number)


             7102 La Vista Place, Suite 100, Niwot, Colorado, 80503
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (303) 652-3113
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

State Issuer's revenues for the most recent fiscal year:  $ 0

On April 7, 2003, the Registrant had 33,472,448 shares of common voting stock held by non-affiliates. The aggregate market value of shares of voting and non-voting common equity held by non-affiliates was $753,130 on this date. This valuation is based upon the average of the best bid and ask price for shares of common voting and non-voting equity of the Registrant on the "Electronic Bulletin Board" of the National Associational of Securities Dealers, Inc., ("NASD") on April 7, 2003.

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

                                 YES [ ] NO [ ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
--------------------------------------------------------------------------------

On April 7, 2003, the issuer had 45,099,581 shares of no par value common stock outstanding.

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

>From inception until early March 2000, the Company was conducting the business of cooperative direct mail coupon advertising. This business included a nationally franchised sales force and an in-house printing and mailing facility. Between the years 1995 to approximately May 1, 1998, the Company's former management sought the acquisition of an entirely new business while maintaining the coupon printing business. In May 1998, a change in control was implemented and its then officers and directors resigned and were replaced by the current Chairman and CEO, and the former CFO and Director (who subsequently resigned in May of 2000). At that time a new subsidiary corporation, Aggression Sports, Inc. was formed to develop business opportunities in the outdoor sports industry. The company also formed a wholly owned subsidiary, Global Direct Marketing Services, Inc. to operate the printing and direct mail advertising business and transferred all operating assets, liabilities and its Council Bluffs operations into that corporation.

>From May 1998 until March 2000, new management undertook to turn the printing and direct mail operations around. In the spring of 2000, after attempting three different turn-around strategies the business was permanently discontinued.

In 2000, a new course was plotted toward cultivating business start-ups. In May of 2000, the Company's CEO brought in a new management team consisting of individuals with financial, management, technical and marketing skills to operate as a new business incubator offering quality young companies a strategic advantage in raising capital and receiving professional management assistance at a time when it is both most critical for their success and the most difficult for them to accomplish, given their limited revenue and operating history.

In the last half of 2000 and the first half of 2001, the new management team rapidly transformed the Company with investments in, and management services contributed to the Arete Outdoors' outdoor sports products venture; a project to commercialize a computer automated speech learning system for the disabled through Applied Behavior Systems, LLC. ("ABS"), and a new venture with the principals of ABS to develop various artificial intelligence applications through Seventh Generation Technologies, Inc. ("7GT").

Arete Outdoors pursued the development, manufacture and sale of proprietary and third party outdoor recreational products for sale into the specialty outdoor retail market and by direct marketing through an extreme sports community and e-commerce web site. As of June, 2001 Arete Outdoors had developed and manufactured the first production run of a proprietary, high end snowshoe, trademarked the SnowFangs(TM) and a convertible summer and winter downhill gravity scooter, which it trademarked the Dirt Rush(TM) and Powder Rush(TM), respectively. Also, design work was completed for several other products and patent applications were filed for the snowshoes and Rush products, which patents are currently suspended. During the winter season of 2000-2001, Arete Outdoors was able to distribute a small number of snowshoes to prospective dealers and purchasers over the Internet. Also, the Powder Rush was test marketed at Copper Mountain Resort in Summit County, Colorado in its outdoor adventure rental program and was demonstrated at a number of winter resorts on the East and West Coast of the US, the Rocky Mountain region and British Columbia, Canada. Arete Outdoors also hired a sales manager to sell winter sports products he represented through an effort to gain licensing at the 2002 winter Olympic Games. Neither the internal marketing efforts nor those of the sales manager produced significant results and these efforts were severely cut back in the spring of 2001 when the Company and Arete Outdoors were unable to secure additional funding for these efforts. The subsidiary is currently inactive pending the Company's intention to recapitalize the subsidiary and raise new investment capital, whereafter it will begin recruiting directors, management and restarting the business, of which there is no assurance that such program will be initiated in the near future.

If the Company can overcome its financial challenges and obtain new funding, the proposed business plan for Arete Outdoors is to pursue a roll-up of young, aggressive and forward looking companies with skilled management, existing product lines, a track record of sales and good prospects of significant sales growth that have certain synergies with one another and can benefit from a combined marketing and fulfillment infrastructure. In such event, the Company plans to assist Arete Outdoors raise equity or debt capital for bridge and acquisition capital and ultimately spin Arete Outdoors out as an independent public company through a registered rights offering to its equity shareholders.

The second project undertaken by the Company and its management team during 2000 and the first half of 2001, was a new venture management agreement with Applied Behavior Systems, LLC. (ABS) which sought the assistance of the Company with presenting its business plan to develop its SpeechTeach project to investors including angel investors, venture capitalists and industry partners. This project was expanded to include the development of artificial intelligence applications through an entity formed as Seventh Generation Technologies, Inc. ("7GT").

Due to a lack of funding during the second quarter of 2001, the Company terminated its financial support of its new venture projects and two members of the management team resigned. During the rest of 2001, the Company focused its attention on survival and continued to take measures to eliminate operating expenses and reduce its overhead to a minimum, to protect and preserve the assets and opportunities that it had developed through these ventures, with a goal to put the Company in a position to pursue new ventures under its new vision to pursue business development activities focusing on more promising business opportunities that had existing products, revenues and management expertise and immediate high growth potential.

During the latter half of 2001 and continuing through 2002, the Company changed its focus to a program to attract new acquisition opportunities for funding and development through its dividend/spin-off program, and to create an affiliated funding entity that would generate capital for these prospects through corporate debt investment vehicles.

Efforts by the Company to reach a settlement and go forward with the principals of ABS and 7GT have been unsuccessful, resulting in the possibility that the Company may choose to pursue the principal and ABS or its successors for monies due and owing to it for its financing and contribution of management services, rent, utilities and its share of equity in any new venture that the principal pursued using the technology employed by ABS or 7GT or other new entity created to do so, along with any rights to new technologies and/or applications that were developed with the Company's help and assistance.

Additionally, beginning in April 2001, the Company developed a relationship with Mr. Gerald J. Brandimarte to pursue capital funding projects initiated by Mr. Brandimarte through, Eagle Capital Funding Corp. ("Eagle Capital"). Following the September 11, 2001 terrorist events, a number of individuals with whom Mr. Brandimarte was pursuing projects, which he agreed to contribute to the new company, were killed or their organizations were destroyed in the terrorist attacks. Mr. Brandimarte was subsequently offered employment with the commercial debt department of a Wall Street investment banking firm and accepted a position. In October 2001, Mr. Brandimarte regretfully withdrew as a director and participant in the Eagle Capital venture. The Company did not, however, dissolve the new subsidiary corporation, hoping to find a suitable replacement for Mr. Brandimarte. In the second half of 2002, Mr. Brandimarte rejoined the Company's board of directors and has taken over operations of Eagle Capital and is pursuing various capital funding projects using Variable Rate Bond Trusts and Bond Notes, which are specialized investment grade debt funding vehicles for large corporate credit financings and commercial real estate refinance or construction projects.

In December 2001, Mr. William W. Stewart brought his initiative to the Company to acquire and develop minor league sports franchises, pursue sports facility development projects and other professional and semi-professional sports ventures, which resulted in the signing of a non-binding letter of intent for Mr. Stewart to contribute certain minor league sports franchises and other sports related ventures to a new subsidiary of the Company. The Company intends to form a subsidiary for this purpose, which Mr. Stewart intends to capitalize with a portion of his interest in a new junior hockey team being developed by him in Northern Colorado, along with other sports franchise and facility opportunities currently under development.

In December 2001, Mr. Stewart joined the Company's board of directors and took over control and the development of the Eagle Capital funding concept. At that time, Eagle Capital executed a subscription agreement to purchase up to $200,000 in a new series of the Class A Preferred Stock of the Company entitled Series 2 Convertible Preferred ("Series 2 Preferred"). In August of 2002, Mr. Brandimarte assumed management of Eagle Capital. Eagle Capital raised capital to fulfill its subscription agreement from funds advanced directly to Eagle Capital by Mr. Stewart and Mr. Raabe, the Company's CEO and Eagle Capital Fund - I, LLC ("Eagle Fund -I") which Eagle Capital formed as a small venture capital fund. To date, Eagle Capital has directly paid a total of $88,970 in cash and cash advances made on behalf of the Company, for 8,897 shares of Series 2 Preferred, and Eagle Fund-I has cancelled $100,000 in notes payable of the Company acquired from third parties for 10,000 shares of the Series 2 Preferred. Eagle Capital is owned and controlled in equal shares by Messrs. Raabe, Stewart and Brandimarte, and on completion of the $200,000 subscription will own 10,000 shares of the Series 2 Preferred Stock, which is convertible into and votes the equivalent of 10,000,000 shares of the Company's common stock. Additionally, as of the date of this report, Eagle Fund - I, owns 10,000 shares of the Series 2 Preferred Stock, plus 3 million common shares of the company. (See: Security Ownership of Certain Beneficial Owners and Management; and Related Party Transactions).

The Company has operated in reliance on contributions from affiliates throughout 2001 and 2002, and on accrual of salaries to its officers through the second quarter of 2002. The Company has paid stock compensation and granted stock options as incentives to its current board members and executive officers. Pursuant to the referenced letter of intent, Mr. Stewart was paid a consulting and advisory stipend in registered common stock and was granted an option to purchase $25,000 in face value of Series 2 Preferred Stock. In May 2002, the Company reached a settlement with two executive officers resulting in the cancellation of $344,000 in wages payable through June 30, 2002 in exchange for future interest in stock dividends under the dividend/spin-off program. A note payable to an affiliate of the CEO in the amount of $160,014 was paid with issuance of 16,001 shares of Class A, Series 1 Convertible Preferred Stock ("Series 1 Preferred"). The Series 1 Preferred converts at $0.02 per common share or into 8,000,700 common shares. The CEO has the right to purchase an additional 1,187 shares of the Series 1 Preferred convertible into 593,350 common shares for cash advances and expenses of $11,867 accrued through June 30, 2002. Through Eagle Capital's funding efforts, $100,000 in notes payable to unrelated parties has been cancelled for preferred stock, mentioned above. The Company continues to pursue settlement or offset of $294,482 in accrued wages and bonuses to previous management employees against notes receivable from these former employees totaling $218,820. At the end of 2002, the Company shut down its offices in Boulder and moved to an executive suite in Niwot, Colorado, 7 miles from Boulder to reduce its overhead. It still maintains several storage facilities for its files, furniture and the Arete Outdoors inventory.

In May 2002, the board of directors determined that it was necessary to recapitalize the Company by reducing the number of outstanding shares of common stock by a 20 to 1 reverse stock split. The board also nominated Messrs. Raabe, Stewart and Brandimarte for election as a director, and Mr. Gorman was not nominated to continue as a board member. The board proposed to obtain shareholder approval of the board nominations, the reverse stock split, a new stock compensation and option plan, and approval of a measure to redomesticate the company to the jurisdiction of Nevada. These measures were adopted by the shareholders at the annual meeting of stockholders held on July 2, 2002. Of the measures so adopted, all but the redomestication of the Company to Nevada have been enacted, pending the board's determination that such change would be beneficial or superfluous under the new BBX Exchange Rules being proposed by the NASDAQ Market.

These measures and efforts at keeping expenses low, while continuing to seek acquisition and capital funding prospects, reflect management's commitment to pursue business as a business development company.

Current Business of the Company

The primary business objective of the Company is to acquire equity positions in promising growth stage companies, help them financially and through management support to achieve their objectives, and use the public securities markets to maximize the value of these companies and our investment in them. All of our efforts and our ongoing investment in the Company are directed at preserving this opportunity, and maximizing the Company's chances of success by pursuing advanced financing and transactional techniques.

Management's efforts throughout the past fiscal year have been focused on keeping the Company viable and current in its reporting to maintain its fully reporting status as a public company. These objectives are of paramount importance to preserve the opportunity to go forward as a business development company, and in investing in and supporting growth stage businesses. We believe that success of this initiative requires us to focus on two fundamental areas. The first is to offer prospective acquisitions and their investors a clear path to liquidity through the public securities markets, and the second is to develop a reliable source for equity and debt capital for these prospective acquisitions.

We have addressed the first concern by developing our dividend and spin-off program along with our plan to register the Company under the Investment Company Act of 1940. When we execute this part of the plan, we can emulate the structure of a public investment fund, under special provisions provided for business development companies. This will allow the Company to operate under a securities compliance and regulatory environment more suitable to our business plan, and our accounting systems and financial reporting will more appropriately reflect the value of the results of these business activities. Our dividend and spin-off program is a means of streamlining the process of taking future portfolio companies public, while providing a direct benefit to our shareholders as well as an opportunity for them to participate personally and collectively in each of our ventures.

Given the current costs and risks of non-completion of investment bank-initiated public offerings and the risks and uncertainties that companies face trying to go public through a reverse merger with a public "shell" company, making a direct public offering of securities into the existing shareholder base of the Company seems a highly superior path for most small growth stage companies to take. Clearly, it is logical to assume that the value of one of our future portfolio investments will dramatically increase when that company becomes publicly traded. And as a registered Business Development Company, our financial reports will directly reflect the market value of that investment on a quarter by quarter basis, which, in turn should be reflected in the Company's Market Capitalization.

The corporate form of a business development company and the transactional structure we have developed, as described above, will depend on developing a consistent and reliable source of acquisition and growth capital for our future portfolio companies. In management's experience, each time that a viable opportunity for acquisition has presented itself, the primary block to consummating a deal is the lack of a source of funding and the dearth of reliable outside sources of capital for young growth companies. We learned early on that helping a company develop their business plan and an investment presentation is not a guarantee of securing outside financing for that company. We have not engaged in prospective acquisition deals with the idea that we will raise capital for these companies through issuance of our common stock and thereby diluting our shareholders. Neither of these scenarios is currently viable in the existing economic situation. However, we have developed a means of securing capital by originating debt financings through corporate bond offerings for the client company if that company can provide credit in the form of purchase contracts, free assets or bank letters of credit, or through a Variable Rate Bond Trust. These vehicles have been made available through the efforts of Mr. Brandimarte and will be available through our relationship with Eagle Capital, which is a significant shareholder of the Company.

Our intention is that debt financings will be originated by the Company for qualified acquisition candidates through our relationship with Eagle Capital for both bridge capital and permanent financing, as necessary. As these companies execute their growth-stage business plan and mature to the point of being ready to go public, the Company will assist the portfolio company go public through a registered rights offering of securities of the portfolio company to the Company's shareholders and perhaps others. Proceeds of the rights offering will be used by the portfolio company for operations and to retire the debt, in whole or in part, placed by the Company through Eagle Capital. Although each transaction will be separately negotiated, it is proposed that the Company will earn between 5% and 15% of the equity of a portfolio company upon closing the acquisition and capital funding transaction in consideration for the Company's agreement to assist in a dividend or spin-off transaction, providing board level management assistance and will generate revenue through origination fees for any successful debt placement, as well as with a negotiated incremental portion of the interest paid on such debt. As no such relationships are currently in place, these figures are proposals only and there are no assurances that such transactions will take place in the near future, if at all.

In November 2002, the Company signed an consulting agreement with Eagle Capital to engage it to structure and execute a program designed to establish an independent fund for bridge capital and debt financings for potential acquisition and capital funding candidates.

Subsequent to the end of the 2002 fiscal year, the Company signed a letter of intent to purchase a 5% interest in a limited liability company ("LLC") for two million (2,000,000) shares of the Company's common stock . The LLC is in its development stage and proposes to build and operate a number of Municipal Solid Waste Transfer Stations and Construction and Demolition Material recycling facilities in the eastern US. This venture was introduced to the Company by Mr. Brandimarte who is a founder and principal of the LLC along with three other individuals involved in this industry. After funding the start-up costs of the LLC and performing initial start-up activities, these individuals will own 90 to 95% of the LLC Mr. Brandimarte is involved in coordinating the development of the first such facility located in Connecticut and in financing the purchase and construction of land, building and equipment, through the issuance of municipal bonds by the LLC. As of the date of this report, formal documents and due diligence toward closing this transaction are in progress.

The nature of the Company's interest will be a non-managing membership in a Limited Liability Company, which will yield a distribution of profits and losses, as well as potential capital appreciation of assets owned by such entity. It is anticipated, although not assured, that as and when the business of this entity develops, that the principals will desire taking the entity public through Arete's Dividend and Spin-off Program, although such intentions are not expected to be put into any formal agreement in the near future, or until after the entity performs its start-up activities and commences operations.

Current Capitalization of the Company.

Effective July 15, 2002, the shareholders of the Company approved a 20 for 1 reverse stock split. All common share references herein have been revised to reflect the reverse split. The Company currently has authorized 500,000,000 shares of Capital Stock, with 45,099,581 shares of common stock, no par value, issued and outstanding. The Company has 1,000,000 shares of $10 face value Class A Preferred Stock authorized pursuant to an Amended Certificate of Class A Preferred adopted by the board of directors on February 26, 2001. By Board resolution dated November 19, 2001, the board of directors designated 30,000 of such Class A Preferred as Series 1 Convertible Preferred Stock (Series 1 Convertible Preferred) as a means of repaying cash advances made by management through 2002. As of the date of this report, 16,001.4 shares of Series 1 Convertible Preferred were outstanding as issued on May 31, 2002 to an affiliate of the CEO for cancellation of a note payable to the affiliate of $160,014. The outstanding Series 1 Convertible Preferred is convertible into 8,000,700 shares of common stock, at a rate of $0.02 in face value per common share. The CEO has the right to convert up to $11,867 in currently outstanding accrued cash advances into 1,187 shares of Series 1 Preferred, convertible into 593,350 shares of common stock. By Board resolution dated December 19, 2001, the board of directors designated 25,000 of the Class A Preferred as Series 2 Convertible Preferred Stock to accommodate a subscription for $200,000 of Series 2 Preferred Stock by Eagle Capital and an option to purchase $25,000 of such Series 2 Preferred by a related party. As of the date of this report, there were 18,897 shares of Series 2 Convertible Preferred outstanding. As of December 31, 2002, Eagle had funded $185,425 of its subscription, with additional funding of $3,545 as of March 31, 2003 for a total of $188,970. These shares of Series 2 Preferred Stock convert into 18,896,976 shares of common stock or at a rate of $0.01 in face value of the Series 2 Preferred per common share. (See: Security Ownership of Certain Beneficial Owners and Management, Certain Relationships and Related Transactions - Transactions with Management and Others.)

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

Market and Competition

The Company's intentions are to compete with financial institutions, investment banks and venture capital organizations for acquisition and funding opportunities, principally in the United States. We believe that economic conditions in the United States and elsewhere are exceptionally harsh to young growth-stage companies in terms of obtaining funding and senior management support, but that there are an abundance of promising young companies, both private and public, that are worthy of the Company's support. Another widespread truth in this realm, is the paradoxical fact that while venture and angel capital is not generally available for start-ups, growth stage companies with fundamental strength experience extreme difficulty funding their growth through either equity offerings or bank debt, as well. The Company perceives a sizeable population of qualified potential investment and acquisition candidates, but that it must overcome competition primarily with what few venture capital firms are currently active, as well as with dealers of public "shell" corporations. The fact that the IPO market and venture capital resources which have all but dried up can change rapidly, is mitigated by the large number of unserved qualified candidates, both private and public. Again, to meet these competitive conditions, the Company must be able to demonstrate that it can execute on its ability to source equity or debt capital for its potential portfolio companies, as well as execute its dividend spin-off program effectively. To overcome this, the Company needs to build a track record and demonstrate that it has access to capital, of which there can be no assurance.

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

Employees

Arete Industries has one full-time executive employee, its Chairman and CEO, and the two other directors and executive officers are being compensated for their input and consultation as well as for the risk associated with holding a position as an officer and director without Errors and Omissions Insurance.

Item 2-Description of Property

Arete Industries Inc. currently leases approximately 200 square feet of office space in an executive suite located in Niwot, Colorado, seven miles North of Boulder, CO, the location of Company's previous headquarters. The Company also rents certain off-site storage facilities. It is anticipated this location is sufficient for Arete's business development operations for the foreseeable future.

Item 3-Legal Proceedings

As of the date of this Report, there were no material pending or contemplated legal proceedings against the Company or any of its subsidiaries, other than routine matters incidental to the business.

Item 4-Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5-Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company is listed on the Over the Counter "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc., ("NASD") under the symbol "OTCBB:ARET".

The following table shows the range of quarterly high and low bid quotations for the Company's common stock for the past two fiscal years, as reported by NASDAQ's OTC Bulletin Board. Prices reflect inter-dealer prices and do not necessarily reflect actual transactions, retail mark-up, mark-down or commission, and are adjusted retroactively to reflect a 20 to 1 Reverse Stock Split, which was effected July 15, 2002.

                                STOCK QUOTATIONS

Fye 12/31/01                                       BID

         Quarter Ending                  High                 Low
         --------------                  ----                 ---
                  3/31/01           0.19                      0.0051
                  6/30/01           0.047                     0.002
                  9/30/01           0.005                     0.0012
                  12/31/01          0.0039                    0.001

Fye 12/31/02

         Quarter Ending                  High                 Low
         --------------                  ----                 ---
                  3/31/02           0.09                      0.024
                  6/30/02           0.015                     0.01
                  9/30/02           0.05                      0.012
                  12/31/02          0.055                     0.003

As of April 7, 2003 number of record holders of the Company's common stock was
369. This number does not include the indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name.

Dividends

The Company has not paid any dividends with respect to its common stock and it is not anticipated that the company will pay dividends in the foreseeable future. There are no accrued dividends outstanding on any class of Preferred Stock of the Company.

Item 6-Management's Discussion and Analysis

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

Stock issuances:

The Company has relied upon the issuance of shares of its common and preferred stock, and options to purchase its common stock and preferred stock to fund much of the Company's operations. The following describes the methods used to record various stock related transactions.

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

Revenue recognition:

The Company has provided management services to companies in the process of developing new products with no operations. These management fees have not been recorded as revenue when such services were performed since collectibility was not reasonably assured.

Research and development:

The Company has advanced funds to start-up companies. When these advances were used for research and development by the start-up companies, these amounts were recorded as research and development expense in the Company's financial statements.

Overview.

Effective July 15, 2002, the Company enacted a recapitalization of its outstanding common shares by effecting a 20 to 1 reverse stock split, done without changing the total amount of authorized common shares. All references herein to common stock have been restated to reflect the effect of this reverse split.

By the beginning of fiscal 2001, the Company had initiated downsizing operations of its incubation services and facilities. By the end of the second quarter of fiscal 2001, the Company had reduced corporate overhead by eliminating all but two executive officers who were accruing salaries and had terminated all operations at its Arete Outdoors subsidiary and terminated the ABS and 7GT projects. By the end of fiscal 2001, the Company had moved into the smaller of its two office suites and terminated its lease on the remaining space. During the first half of fiscal 2002, the Company continued resolving outstanding debts including salaries and accounts and notes payable to non-affiliates and affiliates; and focused on completing a recapitalization and restructuring of its capital structure, which required incurring the expense of holding a shareholders meeting, that was held on July 2, 2002. During the third quarter of fiscal 2002, we dismantled operations, preserved our assets and resources, and maintained our current reporting status as a public company in order to preserve our continuity and our ability to launch our new corporate vision. In December 2002, the Company moved its corporate offices into an executive suite, reducing its overhead to an absolute minimum. Concurrently, having obtained shareholder approval to restructure the Company's capital structure, the CEO with the two other board members engaged aggressively in the development of new sources of capital and new acquisition prospects conforming to our business development objectives. Finally, we continue our efforts to compromise or resolve outstanding obligations including accrued employee compensation, withholding and other taxes, operating and trade payables of the Company and its former subsidiary operations. To date these efforts have been funded by cash advances, infusions from related parties, and by the issuance of common stock for services. The Company will be required to rely upon ongoing financial support from these parties for the foreseeable future.

Financial Condition

As of December 31, 2002, the Company had $176,871 in total assets and $1,334,973 in total liabilities, as compared to $252,087 and $1,837,518 at the end of fiscal year ended December 31, 2001, respectively. Accounts payable and accrued expenses at December 31, 2002 were $1,288,292 as compared to $1,553,300 at December 31, 2001. During 2002, the Company resolved or settled $344,000 in accrued wages, paid $160,014 in notes payable to affiliates, paid $100,000 in notes to non-affiliates with the issuance of Preferred Stock, paid an outstanding wage claim of $8,000 with issuance of 400,000 shares of common stock, and paid $126,710 in consulting services and director's compensation with 9,483,333 shares of common stock. Also, during 2002, the Company received $185,425 in the form of cash and cash advances from a related party for issuance of Series 2 Convertible Preferred Stock pursuant to a subscription agreement signed in December 2001. The Company had a revolving line of credit of $50,000, which was paid off in 2001 with the proceeds of two certificates of deposit that had been pledged as collateral against the note. The note was secured by two separate certificates of deposit in the amount of $25,000 each, one of which was pledged by the Company's CEO, the other was purchased with proceeds of a stock purchase by the CEO. Subsequently, the CEO contributed his certificate of deposit to the Company in exchange for shares of common stock.

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of trade payables of $87,625 and unpaid 1999 payroll taxes of $58,230 remaining from its printing and direct mail advertising business. The Company owes approximately $97,352 in unpaid Federal payroll taxes for calendar years 1995 through 1997 including penalties and interest. The Company owes approximately $110,842 in 2000 and $22,138 in 2001, respectively, in accrued payroll taxes, including penalties and interest. (See: Note 3 to Financial Statements.)

During the period ended December 31, 2002, the Company continued to rely upon infusions of cash from loans and cash advances by officers and directors of the Company. As stated above, $185,425 was also received in partial payment of a subscription agreement for purchase of Series 2 Preferred Stock. The proceeds were used for overhead, payment of corporate obligations, legal fees, accounting expenses for corporate reporting, and expenses of conducting the Company's annual shareholders meeting. As of December 31, 2002, executive salaries and bonuses of $518,873 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members.

Results of operations

The Company's revenues from operations for the fiscal year ended December 31, 2002 were $ 0 as compared to $11,255 for the fiscal year ended December 31, 2001. Operating expenses for the fiscal year ended December 31, 2002 were $416,344 resulting in an operating loss of $416,344, as compared to operating expenses of $1,049,664, and an operating loss of $ 1,038,409 for the fiscal year ended December 31, 2001.

Significant operating costs for the year ended December 31, 2002 included salaries for Arete Industries of $139,000, of which $60,000 was deferred and unpaid salaries. Other Operating Expenses of $277,344 consisted of salaries, rent and office expense, shareholder communication, consulting and legal fees. The salary cost of the Company reflects a decrease over fiscal year 2001 in employees from three to one compared to the prior year.

Total other expenses of $20,223 included $13,129 in interest and miscellaneous income, an interest expense of $33,352 resulting in a net loss of $436,567.

Liquidity and Capital Resources

The Company had a working capital deficit as of December 31, 2002 of $1,287,373. This compares to a working capital deficit of $1,757,367 in the fiscal year ended December 31, 2001. The $469,994 decrease in working capital deficit for the fiscal year 2002 is attributable to a decrease in accrued expenses from $852,323 (fye 2001) to $576,333 (fye 2001) and an increase in accounts payable from $411,849 (fye 2001) to $ 422,697 (fye 2002) and an increase in accrued payroll taxes from $289,128 (fye 2001) to $289,761 (fye 2001). During the 12-month period ended December 31, 2002 an aggregate of 9,983,333 shares of common stock were issued for aggregate consideration of $136,710, (avg. $0.014 per share.)

The CEO has accrued salaries and the CEO and an affiliate of the directors have advanced cash to the Company to fund operations, primarily for cash accruals and equity.

During 2002, the CEO had advanced an aggregate of $21,608 in cash or cash equivalents to the Company for company expenses. The CEO and a former officer and director forgave an aggregate of $344,000 in accrued salary and bonus in exchange for certain preferential rights to future dividend distributions. Also, an affiliate of the CEO received 16,001.4 shares of Series 1 Preferred Stock in payment of a note payable to the affiliate of $160,014 for accrued cash advances to the Company. The CEO also accrued $60,000 for salary for the first two quarters of 2002 and was paid 2,000,000 shares of common stock for compensation for services for the last two quarters of 2002 valued at $26,000, along with a stock option to purchase 2,000,000 shares of common stock. The two other directors each received 2,000,000 common shares valued at $26,000 each plus were granted stock options to purchase 2,000,000 shares each as compensation for services in 2002. An affiliate owned equally by the three directors advanced $185,425 to the Company and received 18,543 shares of Series 2 Preferred Stock during 2002. Following the 2002 year end, as of March 31, 2003, additional advances of $3,545 were made by this related party in exchange for an additional 355 shares of Series 2 Preferred. Following the end of the 2002 fiscal year end, the CEO received an additional 1,000,000 common shares for services through the first quarter of fiscal 2003, valued at $15,000 1,000,000 common shares for services through the second quarter of fiscal 2003, valued at $14,000 plus a stock option to purchase 1,000,000 common shares for $0.0165 per share for the first quarter and a stock option to purchase 1,000,000 common shares for $0.0155 per share for the second quarter. Also, following the end of fiscal year 2002, the other two directors each received 2,000,000 shares of common stock valued at $30,000 each, and stock options to purchase 1,000,000 common shares for $0.0165 per share as compensation for services through the end of the first quarter of fiscal 2003, plus stock options to purchase 1,000,000 shares each for $0.0155 per share as compensation for services through the end of the second quarter of fiscal 2003. (See: Executive Compensation Tables and Notes thereto.)

During fiscal year ended December 31, 2002, including the issuances referred to in the previous two paragraphs, the Company issued 9,483,333 shares of its common stock valued at $126,710 in lieu of salary and expenses.

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





                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                        Page No.

     Report of Independent Certified Public Accountants                    F-1

     Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2002 and 2001               F-2

     Consolidated Statement of Operations - For the years ended
       December 31, 2002 and 2001                                          F-3

     Consolidated Statement of Stockholders' Deficit - For
       the years ended December 31, 2002 and 2001                          F-4

     Consolidated Statement of Cash Flows - For the years ended
       December 31, 2002 and 2001                                          F-6

     Notes to Consolidated Financial Statements                            F-8

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



 To the Board of Directors
 Arete Industries, Inc.
 Boulder, Colorado



 We have audited the consolidated balance sheet of Arete Industries, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arete Industries, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                /s/ CAUSEY DEMGEN & MOORE INC.
                                                ------------------------------
 Denver, Colorado
 April 14, 2003                                 CAUSEY DEMGEN & MOORE INC.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2002 and 2001


                                     ASSETS
                                     ------

                                                                                      2002            2001
Current assets:
  Cash and cash equivalents                                                   $        381    $        110
  Accrued interest receivable                                                       24,632          11,503
  Inventory                                                                         20,302          65,029
  Prepaid expenses                                                                   2,285           3,509
                                                                              ------------    ------------
    Total current assets                                                            47,600          80,151
                                                                              ------------    ------------
Furniture and equipment, at cost net of accumulated
  depreciation of $74,309 (2002) and $49,547 (2001)                                 97,056         124,822
Security deposit                                                                        --          12,598
Intellectual property                                                               32,215          34,516
                                                                              ------------    ------------
                                                                              $    176,871    $    252,087
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
  Accounts payable (Note 3)                                                   $    422,697    $    411,849
  Accrued expenses                                                                 576,333         852,323
  Accrued payroll taxes (Note 3)                                                   289,761         289,128
  Settlement due                                                                    18,650          18,650
  Notes payable (Note 4)                                                                --         100,000
  Notes payable - related parties (Note 4)                                          27,532         165,568
                                                                              ------------    ------------
    Total current liabilities                                                    1,334,973       1,837,518

Commitments and contingencies (Notes 1, 3 and 8)

Stockholders' deficit (Notes 5 and 6):
  Convertible Class A preferred stock; $10 face value,
    1,000,000 shares authorized:
      Series 1, 30,000 shares authorized, 16,001
        shares issued and outstanding                                              160,014              --
      Series 2, 25,000 shares authorized, 18,542
        shares issued and outstanding                                              185,425              --
  Common stock, no par value; 499,000,000 shares
    authorized, 34,399,581 (2002) and 24,416,248 (2001)
    shares issued and outstanding                                                9,592,587       9,074,130
  Accumulated deficit                                                          (10,877,308)    (10,440,741)
  Notes receivable from sale of stock                                             (218,820)       (218,820)
                                                                              ------------    ------------
  Total stockholders' deficit                                                   (1,158,102)     (1,585,431)
                                                                              ------------    ------------
                                                                              $    176,871    $    252,087
                                                                              ============    ============

                             See accompaning notes.
                                      F-2

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the years ended December 31, 2002 and 2001


                                                                     2002            2001
                                                                     ----            ----
Revenues:
  Sales                                                          $     --       $  10,851
  Other income                                                         --             404
                                                                ---------       ---------
    Total revenues                                                     --          11,255

Operating expenses:
  Cost of goods sold                                                   --           6,003
  Write down of inventory value                                    44,112             --
  Depreciation                                                     30,067          35,865
  Research and development (Note 2)                                    --         122,228
  Rent                                                             39,572          74,150
  Other operating expenses                                        302,593         811,418
                                                                ---------       ---------
    Total operating expenses                                      416,344       1,049,664
                                                                ---------       ---------
      Total operating loss                                       (416,344)     (1,038,409)

Other income (expense):
  Impairment of investment in Aggression Sports (Note 2)               --        (141,711)
  Minority interest in Aggression Sports loss (Note 2)                 --         110,816
  Pre-acquisition loss of initial investment in Aggression
    Sports (Note 2)                                                    --          39,047
  Interest expense                                                (33,352)        (76,029)
  Interest and miscellaneous income                                13,129          11,958
                                                                ---------       ---------
    Total other income (expense)                                  (20,223)        (55,919)
                                                                ---------       ---------
Net loss (Note 7)                                            $   (436,567)   $ (1,094,328)
                                                             ============    ============
Basic and diluted loss per share                             $      (0.02)   $      (0.05)
                                                             ============    ============
Weighted average common shares outstanding                     27,793,000      22,215,450
                                                             ============    ============




                            See accompanying notes.
                                      F-3

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2002 and 2001




                                         Series 1 preferred stock  Series 2 preferred stock      Common stock         Accumulated
                                         ------------------------  ------------------------      ------------
                                            Shares       Amount      Shares      Amount       Shares       Amount       deficit
                                            ------       ------      ------      ------       ------       ------       -------
Balance, December 31, 2000                      -        $   -           -       $   -      18,621,116 $ 8,515,871   $(9,346,413)

  Issuance of common stock for
   services (Note 6)                            -            -           -           -       1,537,664     116,307             -

  Exercise of common stock options upon
   conversion of note payable - related
   parties (Note 4)                             -            -           -           -       3,507,468     287,112             -

  Common stock issued upon exercise
   of options paid for by a note
   receivable (Note 4)                          -            -           -           -         250,000      75,000             -

  Issuance of common stock in payment of
   interest on notes payable (Note 4)           -            -           -           -         100,000      30,000             -

  Common stock issued to purchase
   minority interest in Aggression
   Sports (Note 2)                              -            -           -           -         400,000      20,350             -

  Value of stock options issued
   (Note 6)                                     -            -           -           -               -       5,000             -

  Interest in sale of Arete common stock
   by equity-method investee (Note 2)           -            -           -           -               -      24,490             -

  Net loss for the year ended
   December 31, 2001                            -            -           -           -               -           -     (1,094,328)
                                         ----------     ---------    ---------   --------   ----------  ----------   ------------
Balance, December 31, 2001                      -            -           -           -      24,416,248   9,074,130    (10,440,741)



                         (Continued on following page)
                             See accompanying notes
                                      F-4

                     ARETE INDUSTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2002 and 2001
                        (Continued from preceding page)




                                          Series 1 preferred stock  Series 2 preferred stock      Common stock         Accumulated
                                          ------------------------  ------------------------      ------------         -----------
                                             Shares       Amount       Shares      Amount       Shares       Amount      deficit
                                             ------       ------       ------      ------       ------       ------      -------
Balance, December 31, 2001                        -       $    -           -       $    -   24,416,248  $ 9,074,130  $(10,440,741)

  Issuance of Series 1 preferred  stock for
   conversion of note payable (Note 4)       16,001      160,014           -            -            -            -             -

  Issuance of Series 2 preferred  stock
   to reimburse advances made to the
   Company (Note 6)                               -            -       8,542       85,425            -            -             -

  Issuance of Series 2 preferred  stock
   for cancellation of notes payable
   (Note 4)                                       -            -      10,000      100,000            -            -             -

  Cancellation of accrued wages for future
   interest in stock distributions (Note 6)       -            -           -            -            -      344,000             -

  Issuance of common stock to employees
   and consultants for services (Note 6)          -            -           -            -    9,483,333      126,710             -

  Issuance of common stock in payment
   of accrued interest (Note 4)                   -            -           -            -      500,000       10,000             -

  Value of stock options issued
   (Note 6)                                       -            -           -            -            -       37,747             -

  Net loss for the year ended
   December 31, 2002                              -            -           -            -            -            -       (436,567)
                                            -------    ---------     -------    ---------   ----------  -----------   ------------
Balance, December 31, 2002                   16,001    $ 160,014      18,542    $ 185,425   34,399,581  $ 9,592,587   $(10,877,308)
                                            =======    =========     =======    =========   ==========  ===========   ============



                            See accompanying notes.
                                      F-5

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2002 and 2001




                                                            2002          2001
Cash flows from operating activities:
  Net loss                                              $(436,567)   $(1,094,328)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                        30,067         35,865
      Equity in loss of Aggression Sports                      --       (115,347)
      Loss on sale of equipment                                --         17,201
      Impairment of investment in Aggression Sports            --        141,711
      Stock issued for services and interest on notes     174,457        151,307
      Inventory write down                                 44,112             --
      Changes in assets and liabilities:
        Accounts receivable                                    --          3,414
        Interest receivable                               (13,129)       (16,860)
        Inventory                                             615             --
        Prepaid expenses                                    1,224         22,522
        Accounts payable                                   10,848        128,981
        Accrued expenses                                   68,643        385,809
                                                         --------       --------
          Total adjustments                               316,837        754,603
                                                         --------       --------
      Net cash used in operating activities              (119,730)      (339,725)

Cash flows from investing activities:
  Purchase of property and equipment                           --        (22,978)
  Security deposit                                         12,598         (1,011)
  Investments in and advances to Aggression Sports             --        (21,845)
  Maturity of certificate of deposit                           --         52,387
                                                         --------       --------
      Net cash provided by investing activities            12,598          6,553

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                85,425             --
  Proceeds from note payable - related parties             21,978        269,906
  Proceeds from note payable                                   --        100,000
  Payments on long term debt                                   --        (50,000)
                                                         --------       --------
    Net cash provided by financing activities             107,403        319,906
                                                         --------       --------
Net increase (decrease) in cash and cash equivalents          271        (13,266)
Cash and cash equivalents at beginning of period              110         13,376
                                                         --------       --------
Cash and cash equivalents at end of period              $     381    $       110
                                                        =========    ===========


                         (Continued on following page)
                            See accompanying notes.
                                      F-6

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2002 and 2001

                        (Continued from preceding page)

Supplemental disclosure of cash flow information:            2002         2001

  Interest paid during the period                           $   -     $ 42,041
                                                            =====     ========
  Income taxes paid during the period                       $   -     $      -
                                                            =====     ========


Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2001, notes payable from three related parties with outstanding balances of $287,112 were converted into common stock, a $75,000 note receivable was received as payment for common stock, and stock valued at $20,350 was issued in partial payment to acquire Aggression Sports stock.

During the year ended December 31, 2002, a note payable to a related party with an outstanding balance of $160,014 was converted into preferred stock and notes payable to two individuals with an aggregate balance of $100,000 was converted into common stock. Interest of $10,000 was paid by the issuance of common stock. In addition, $344,000 in wages payable to two officers of the Company were cancelled in exchange for future interests in stock distributions, wages and fees to consultants of $126,710 were paid by the issuance of common stock and the value assigned to stock options issued was $37,747.







                             See accompanying notes.
                                      F-7

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



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

     In 2000, the Company became engaged in development of new business ventures including a development stage company which creates, designs, develops, produces and markets highly innovative outdoor adventure sports products and adventure travel services.

     Discontinued operations:

     During March 2000, the Company abandoned the direct mail and coupon business. At December 31, 2002, the remaining liabilities of this division were $87,625 in trade payables and $46,897 in unpaid payroll taxes. During 2001, the Company stopped funding the development of both Aggression Sports and the artificial intelligence software development company.

     Basis of presentation:

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at December 31, 2002, the Company has a working capital deficit of $1,287,373 and a stockholders' deficit of $1,058,102. As a development stage company, the Company continues to rely on infusions of debt and equity capital to fund operations. During 2001 and 2002, the Company relied principally on cash infusions from its two directors and deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock. In addition, the Company is delinquent on payment of payroll taxes. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



1.   Summary of significant accounting policies (continued)
     -----------------------------------------------------

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

     Recent accounting pronouncements:

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 "Business Combinations" and Goodwill and other Intangible Assets". Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The Company adopted this statement on January 1, 2002. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company for the year ended December 31, 2002.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on its consolidated financial statements.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Depreciation:

     Furniture and equipment, are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful life of three to five years using the straight-line and accelerated methods.

     Revenue recognition:

     The Company recognizes revenue when the goods are shipped.

     Advertising costs:

     The Company expenses the costs of advertising as incurred. Advertising costs amounted to $0 and $500 for the years ended December 31, 2002 and 2001, respectively.

     Inventories:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist primarily of parts for snowshoes and the downhill gravity scooter. During 2002, the Company wrote off the remaining $44,112 value of inventory of the downhill gravity scooter.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

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

2.   Investment in and advances to affiliates
     ----------------------------------------

     Agression Sports:

     In prior years, the Company acquired a 31% ownership interest in Aggression Sports in exchange for 1,500,000 shares of the Company's common stock, initially valued at $150,000 but written off in 1998. During May 2001, the Company agreed to buy out the 30% share of Aggression Sports owned by the creator of Aggression's products for the transfer to Aggression Sports of certain intellectual property rights valued at $10,000 and $40,000 worth of the Company's stock to be issued over a four-month period. As of September 30, 2001, 400,000 shares of common stock were issued and the Company had a remaining liability of $15,650. The Company has recorded an impairment in the value of this investment of $141,711 as of September 30, 2001.

     The Company has presented these financial statements as if the Company had acquired its 61% interest in Aggression Sports as of January 1, 2001 and the difference between this interest and its actual 31% interest through September 30, 2001 has been eliminated on the statement of operations as a pre-acquisition loss of initial investment in Aggression Sports.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001




2.   Investment in and advances to affiliates (continued)
     ----------------------------------------------------

     Summarized unaudited financial information of Aggression Sports is as follows:

                                                           2002         2001
                                                           ----         ----

      Common stock of Arete Industries, Inc.           $   7,250    $   7,250
      Current assets                                      20,417       66,184
      Other assets                                        94,067      125,114
                                                       ---------    ---------

      Total assets                                     $ 121,734    $ 198,548
                                                       =========    =========

      Accounts payable - Arete Industries, Inc.        $ 286,697    $ 279,307
      Other liabilities                                  167,649      170,438
      Stockholders' equity                              (332,612)    (251,197)
                                                       ---------    ---------

                                                       $ 121,734    $ 198,548
                                                       =========    =========

      Sales and other income                           $      --    $  10,851
      Cost of sales                                           --       (6,003)
                                                       ---------    ---------

      Gross profit                                            --        4,848
      Income on sale of Arete Industries, Inc. stock          --       48,096
      General and administrative expenses                (81,415)    (264,304)
                                                       ---------    ---------
      Net loss                                         $ (81,415)   $(211,360)
                                                       =========    =========


     During the year ended December 31, 2001, Aggression Sports sold 317,000 shares of Arete for gross proceeds of $82,113. Arete's 31% interest in the proceeds of $24,490 has been recorded as additional paid-in capital for the year ended December 31, 2001.

     Applied Behavior Systems, LLC:

     In 2000, the Company entered into an agreement to provide new venture management services to assist in the formation of a new company and product development process concerning several unique applications of a patented neural-networking, intelligent agent software engine in conjunction with Applied Behavior Systems, LLC (ABS), an unaffiliated company. Under the agreement, the Company earned fees for management services and is entitled to receive an equity interest in this new application development company. During 2001, the Company advanced $120,152 as a bridge loan to finance operations. As these advances have been used for research and development by ABS, these amounts have been recorded as research and development expenses in the accompanying financial statements. During 2001, the Company charged management fees of $81,419 to ABS. These management fees have not been recorded as revenue at this time since collectibility is not reasonably assured. ABS ceased operations in 2001 and its principal shareholder filed personal bankruptcy. Negotiations to convert the Company's investment into equity under the agreement with a successor entity have not been successful to date.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



3.   Delinquent amounts payable
     --------------------------

     As of December 31, 2002 and 2001, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

     On May 31, 2002, the Board of Directors approved two assignment agreements between third party creditors of the Company holding secured promissory notes in the aggregate amount of $100,000 and a company owned by a director. The agreements provided for the purchase of the referenced notes and collateral consisting of 500,000 common shares and a security interest in certain inventory of the Company's subsidiary, Aggression Sports, Inc. and the subsequent surrender for cancellation of such notes by the related company with the Company for 10,000 shares of Series 2 Convertible Preferred Stock of the Company (convertible into 500,000 shares of common stock). The assignments were finalized upon the closing of a private placement by the related company during September 2002.

     Notes payable - related parties:

     On December 21, 1999, the Company entered into a convertible note payable with an officer of the Company for the payment of $81,021 of unpaid wages. The note was payable on December 21, 2000, including simple interest at 10% per annum. The note and accrued interest are convertible into shares of common stock or Class A preferred stock at the option of the holder. The number of shares of common stock that shall be issuable upon conversion of the note (or upon the conversion of the Class A, preferred stock into common stock) shall equal the product of a fraction, the numerator of which is the total principal and interest due under the note at the time of conversion and the denominator of which is 85% of the average weekly closing bid price for the shares of the Company on the date of the note ($.102 per share). The Company borrowed additional funds from an officer of the Company increasing the balance of the note payable to $84,912 as of March 9, 2001. On March 9, 2001, the officer of the Company converted the note into common stock, pursuant to the original terms of the note, at the rate of $.102 per share resulting in the issuance of 832,468 shares of common stock.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



4.   Notes payable (continued)
     -------------------------

     During 2001, three officers of the Company and a company owned by the Company's Chief Executive Officer loaned to the Company $171,634 and $40,264, respectively, evidenced by notes payable. The notes are due upon demand, bear interest at 9.5% to 10% per annum and are unsecured. During 2002, an officer of the Company and a company owned by the Company's Chief Executive Officer loaned to the Company $21,978, evidenced by notes payable. On May 31, 2002, $160,014 of these notes was converted into Series 1 preferred stock (see Note 5).

     During 2001, the three officers of the Company applied note payable balances of $202,200 and issued a note payable to the Company of $21,213 to exercise options representing 2,675,000 shares of common stock.

5.   Preferred stock
     ---------------

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

     On November 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock is limited to 30,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share

     On December 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 2 Convertible Preferred Stock. The Series 2 Convertible Preferred Stock is limited to 25,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



5.   Preferred stock (continued)
     ---------------------------

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of December 31, 2002, the Company received proceeds of $85,425 for the purchase of 8,542 shares of Series 2 Convertible Preferred Stock. These preferred shares are convertible into 8,542,476 shares of common stock. In addition, 10,000 preferred shares were issued in connection with a note conversion (see Note 4).

6.   Common stock
     ------------

     Stock issuances:

     During the years ended December 31, 2002 and 2001, 9,483,333 and 1,537,664 shares of the Company's common stock, respectively, were issued to employees and consultants for services.

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

     Stock options:

     Incentive Stock Option Plans ("ISO")

     The Company has established the 1999, 2000 and 2002 plans for employees, directors and consultants or other advisors. The Company has reserved a maximum of 1,750,000, 2,500,000 and 40,000,000 common shares, respectively, to be issued upon the exercise of options granted under the ISO plans. The purchase price of each share of stock under the ISO will be determined by the Board of Directors or the Compensation Committee. The ISO exercise term will not exceed ten years.

     During the year ended December 31, 2001, the board of directors granted, to three officers of the Company, options to purchase 3,757,468 shares of the Company's common stock exercisable at between $.02 and $.102 per share. One of the options was issued at less than market value for the underlying common stock resulting in compensation expense of $5,000. 250,000 stock options were exercised by an officer of the Company in exchange for a $75,000 demand note receivable bearing interest at 6% per annum. The other 3,507,468 options were exercised during the year in exchange for notes payable with a balance of $287,112.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



6.   Common stock (continued)
     ------------------------

     On November 19, 2001 and December 19, 2001, the board of directors approved the issuance of 6,000,000 stock options to two officers/directors and another director. These options are exercisable at $.02 per share for two years from the date of issuance.

     During the year ended December 31, 2002, the board of directors approved the issuance of a stock option for the purchase of 2,000,000 shares of common stock to a consultant. The options are exercisable at $.02 per share for two years and were valued at $37,747.

     During the year ended December 31, 2002, the board of directors approved the issuance of a stock option for the purchase of 2,000,000 shares of common stock to a director of the Company, exercisable at $.02 per share for two years.

     The following is a summary of stock option activity, all of which are currently exercisable:

                                                                  Weighted
                                               Option price      Average        Number of
                                                 per share     exercise price      shares
                                                 ---------     --------------      ------

      Balance, December 31, 2000               $.10 to $.50         $.40         2,114,239

      Granted                                  $.02 to $.102        $.05         9,757,468
      Expired                                       $.35             $.35         (286,164)
      Exercised                                $.02 to $.102        $.096       (3,757,468)
                                               -------------        -----      -----------

      Balance, December 31, 2001               $.02 to $.50         $.112        7,828,075

      Granted                                      $.02             $.02         4,000,000
      Expired                                      $.50             $.50        (1,250,000)
      Exercised                                       -                -                 -
                                               ------------        ------       ----------
      Balance, December 31, 2002               $.02 to $.22         $.031       10,578,075
                                                                                ==========


     The following is additional information with respect to those options outstanding at December 31, 2002:

                                     Weighted
                                      average           Weighted
                                 contractual life   average exercise     Number of
      Option price per share         in years            price            shares
      ----------------------         --------            -----            ------
              $0.0200                   1.1             $0.0200        10,000,000
              $0.2000                   0.5             $0.2000            53,075
              $0.2200                    7              $0.2200           525,000


                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



6.   Common stock (continued)
     ------------------------

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the periods ended December 31, 2002 and 2001 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                2002               2001
                                                ----               ----
       Net loss - as reported              $ (436,567)      $ (1,094,328)
       Net loss - pro forma                  (457,999)        (1,140,934)
       Loss per share - as reported              (.02)              (.05)
       Loss per share - pro forma                (.02)              (.05)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.76% to 3.20%; and expected life of .5 to 2 years. The weighted average grant date fair value of options was $.01 for 2002 and 2001.

7.   Income taxes
     ------------

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $4,270,000 which expire in years through 2022.

     As of December 31, 2002 and 2001, total deferred tax assets, liabilities and valuation allowances are as follows:




                                                                 2002             2001
                                                                 ----             ----
      Deferred tax asset resulting from loss carryforward    $1,593,000        $1,461,000
      Deferred tax asset resulting from future deductions       192,000           167,000
      Valuation allowance                                    (1,785,000)       (1,628,000)
                                                             -----------       -----------
        Net deferred tax asset                               $        -         $       -
                                                             ===========       ===========





     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



7.   Income taxes (continued)
     -----------------------

     The Company's net operating losses are restricted as to the amount which may be utilized in any one year. The Company's net operating loss carryforwards expire as follows:

                          December 31, 2015       $ 458,000
                                  2016              224,000
                                  2017              304,000
                                  2018              835,000
                                  2019              161,000
                                  2020            1,055,000
                                  2021              880,000
                                  2022              353,000
                                                 ----------
                                                 $4,270,000
                                                 ==========


8.   Commitments and contingencies
     -----------------------------
     Lease commitments:

     On March 22, 2000, the Company entered into a building lease for office space in Boulder, Colorado. In 2002 the lease was modified to be a month-to-month lease.

     Rent expense for the years ended December 31, 2002 and December 31, 2001 amounted to $39,572 and $70,927, respectively.

9.  Subsequent Events
    -----------------

     Following the end of the 2002 fiscal year, the company issued 5,000,000 shares of common stock, and granted stock options to purchase 3,000,000 shares at $0.0165 per share to its officers and directors for compensation for the first quarter, and issued 1,000,000 shares to its CEO and further stock options to purchase an aggregate of 3,000,000 shares of common stock at $0.0155 per share as compensation for the second quarter of 2002. The options are exercisable beginning 90 days from the date of issuance and for a period of two years thereafter. Additionally, by agreement dated March 6, 2003, the Company engaged a consultant to provide corporate communications support for a period of six months from such date for compensation of 3 million common shares and stock options to purchase up to 4 million common shares for $0.015 per share for a period expiring 6 months from such date.

Item 8-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no disagreements with the Company's current auditors.

                                    PART III

Item 9-Directors, Executive Officers, Promoters and Control persons:
         Compliance with Section 16(a) of the Exchange Act.

(a) Officers and Directors

Thomas P. Raabe (49): Chairman and CEO
---------------------

Mr. Raabe has served as Chief Executive Officer and a Director of the Company since May 1, 1998. Mr. Raabe formerly served as special securities and business counsel on specific projects from time to time for the Company since approximately 1994. Mr. Raabe has 18 years experience as an entrepreneurial attorney and business consultant, practicing law in Colorado and representing corporate clients in complex situations across the nation. As a solo practitioner, Mr. Raabe has specialized in securities transactions and compliance, entity formation and governance, business reorganizations, mergers and acquisitions, and technology protection and exploitation. Mr. Raabe has been a founder, director and/or counsel for a number of start-up and development stage companies including robotics, high technology, durable medical equipment, advanced composites, optics, engineering, film entertainment and most recently, outdoor and extreme sports ventures. Mr. Raabe has been involved as special counsel for a number of public and private companies with the responsibility to design and execute corporate finance transactions, capital restructuring projects and corporate securities compliance for several Securities Exchange Act reporting companies. During 1995 and 1996, Mr. Raabe served as Chairman of the Board and Chief Executive Officer of Quality Products, Inc., a $35 million formerly AMEX listed company ("Quality") as a member of a team installed by a dissident shareholder group to remove management and turn around three operating subsidiaries. Mr. Raabe served as CEO and director of the parent as well as senior executive officer and director of the subsidiaries for a period of 12 months during which two of the three subsidiaries were determined not capable of rehabilitation and liquidated to pay down the secured creditor. The remaining subsidiary company, a manufacturer of hydraulic presses in Columbus, Ohio was Quality's only profitable operation and was preserved. Mr. Raabe completed the legal and transactional steps necessary and, left the company in February, 1996, with the company on its way back to profitability. Mr. Raabe then formed Boulder Sports, LLC to pursue acquisitions and capital funding transactions, with principal focus on extreme and outdoor adventure sports related technologies and businesses. Prior to joining the Company as CEO in May of 1998, Mr. Raabe entered into a letter of intent with the Company to acquire an entity he controlled to pursue acquisitions of outdoor sports businesses through his contacts. In February 1998, a press release was issued concerning this transaction and a potential acquisition candidate, which was later made subject of an enforcement action against the Company by the Commission. This action has been settled as of October 2001 in which Mr. Raabe and the Company agreed to consent to imposition of an administrative order against them, without Mr. Raabe or the Company admitting or denying the findings of fact contained therein, and without the imposition of any financial or other sanctions against them, to cease and desist from committing or causing any violations and any future violations of Sections 10(b), 15d-1 and 15d-3 of the Exchange Act and Rules 10b-5, 15d-1 and 15d-13, thereunder. Mr. Raabe received his undergraduate degree in political science from the University of Denver and his Juris Doctorate from the University of Denver, College of Law, in 1981. In addition, Mr. Raabe pursued a graduate degree in Mineral Economics jointly with his law degree and completed three semesters graduate course work and comprehensive examinations toward a doctorate degree from the Colorado School of Mines.

William W. Stewart.  (41) Director.
------------------

Mr. Stewart joined the board of directors on December 19, 2001 at the time the Company entered into a Letter of Intent to form a subsidiary corporation to pursue acquisition and management of minor league sports franchises. From December, 2001 until August, 2002, Mr. Stewart ran the operations and directed the business plan of Eagle Capital Funding Corp. (Eagle Capital) to pursue capital funding projects, In addition to serving as an outside director and developing the sports franchise venture, Mr. Stewart provides consulting services to the Company relating to corporate finance, mergers and acquisitions. (See - Certain Transactions with Management and Others). From 1986 to 1994, Mr. Stewart worked in the brokerage industry as an NASD licensed registered representative. He started his career with Boettcher and Company of Denver, Colorado and left the Principal Financial Group of Denver, Colorado in 1994 to open his own small-cap investment firm, S.W. Gordon Capital, Inc., where he has been its president since 1994 to the present. He has consulted with many small companies, both public and private, on capital formation and mergers and acquisitions. Mr. Stewart is on the board and an owner of Richmond Sports Partners, LLC, a Virginia Limited Liability Company in the business of acquiring and managing minor league sports franchises. Richmond Sports Partners owns the Richmond Renegades of the East Coast Hockey League. He is also the CEO and owner of Larimer County Sports, LLC, a Colorado Limited Liability Company, which is in the process of establishing a minor league hockey franchise in northern Colorado. Mr. Stewart was born in The Pas, Manitoba, Canada. Mr. Stewart attended the University of Denver on a full athletic scholarship where he played hockey from 1979 to 1983 as right wing and served as assistant captain during his senior year. Mr. Stewart graduated with a BS, Business Administration from the University of Denver in 1983, with honors as a Student Athlete.

Gerald J. Brandimarte.  (49) Director.
------------------------

Mr. Brandimarte joined the board of directors on May 31, 2002. On July 2, 2002, the board appointed him as Second Vice President and Treasurer. Since his appointment as a director, he has been retained as an independent consultant to assist the Company in its recapitalization and business development activities including searching for capital sources and acquisition candidates. Subsequent to the end of 2002, Mr. Brandimarte resigned as a director and executive officer of the Company to devote his full time to the operations of Eagle Capital Funding Corp. Mr. Brandimarte is an owner, Director and Executive Officer of Eagle Capital Funding Corp., an affiliate and major shareholder of the Company, which has been established to pursue business as an originator and consultant for private and public companies in capital formation through specialized debt and bond structures. On an independent basis, he has been involved in the commercial finance industry for over twenty years. Mr. Brandimarte has been affiliated, contracted with, or employed by a number of lenders and investment banking firms including Massachusetts Indemnity & Life Insurance Company, Smith Barney, J P Morgan and Primerica Corp. During regular service in the United States Army, from January 1972 until July of 1979, where he served as a Warrant Officer, Mr. Brandimarte completed an Associate's degree in Marketing and Finance from the University of Maryland. Mr. Brandimarte was with Army Aviation, serving two terms in Viet Nam and completed his tour of duty in Colorado in 1979. During service in the military, he was awarded the Bronze Star, two aviation medals, and seven citations for bravery under fire. Mr. Brandimarte is a resident of Pueblo, Colorado.

Compliance With Section 16(a) of the Exchange Act.

The Company files reports under Section l5 (d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10% stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10 - Executive Compensation

Summary Compensation Table

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated, and have been adjusted to reflect a reverse stock split of 20 to 1 effective July 15, 2002:

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                                     |       Long Term Compensation    |              |
                                                                     |                                 |              |
                                       Annual Compensation           |        Awards            Payouts|              |
---------------------------------------------------------------------|-------------------------------------------------
     (a)    |       (b)  |      (c)     |       (d)   |      (e)     |    (f)    |    (g)      |   (h) |     (i)      |
Name and    |   Year or  |              |             |  Other       | Restricted|             |       |  All Other   |
Principal   |   Period   |       $      |        $    |  Annual      | Stock     |Option/ SAR's| LTIP  | Compensation |
Position    |   Ended    |    Salary    |      Bonus  |  Compensation| Awards    |    (#)      |Payouts|     ($)      |
            |            |              |             |              |    ($)    |             |    ($)|              |
-----------------------------------------------------------------------------------------------------------------------
Thomas P.       12/31/02     $86,000 (1)         -
Raabe, CEO,     12/31/01     $120,000(1)                                          3,000,000(2)
Chairman                                                                                                         -
                12/31/00     $120,000(1)    $88,750 (2)                            375,000 (2)
-----------------------------------------------------------------------------------------------------------------------
William W.      12/31/02     $26,000(3)
Stewart         12/31/01           -                                              2,000,000(3)
-----------------------------------------------------------------------------------------------------------------------
Gerald J.       12/31/02     $26,000(4)                                           2,000,000(4)
Brandimarte
-----------------------------------------------------------------------------------------------------------------------
Thomas Y.       12/31/02     $0.00(5)            -                                      -
Gorman          12/31/01     $120,000(5)         -                                3,825,000(5)
                12/31/00     $90,000 (5)    $119,000                               375,000(5)
                                            (5)
=============== ============ ============== ============ ============= ========== ============== ========== ============

(1) Mr. Raabe's fiscal year 2000 salary was $120,000 including $81,500 paid of which the net pay was used to purchase common stock directly or by exercise of options and $38,500 was unpaid and accrued. Mr. Raabe deferred and accrued his salary of $120,000 for fiscal year 2001. During 2002, Mr. Raabe forgave $75,000 in accrued salary for previous periods, accrued $60,000 in salary for the first two quarters of 2002 and was paid $26,000 in the form of 2,000,000 shares of common stock. (See: Certain Transactions with Management and Others).

(2) Under the 2000 Omnibus Stock Option Plan, Mr. Raabe was granted a stock bonus of 750,000 shares valued at $15,000 and an Option to purchase 15,000 shares of Series A Preferred for $150,000, which vested after June 30, 2000. The shares issued for the stock Bonus were accepted in payment of other outstanding obligations for advances in the amount of $15,000 and the Company accrued a cash bonus for $15,000. Also, following the end of fiscal 2000, the referenced Class A Preferred Option was amended to entitle the CEO to purchase $125,000 in Common Stock at an exercise price of $0.50 per share, or 250,000 common shares, which option has since expired. In addition, in December of 2000, Mr. Raabe was granted a compensatory common stock bonus of 125,000 shares valued at $0.35 per share and an option to purchase 125,000 shares of common stock for $0.35 per share or $43,750. The shares issued for the Bonus were accepted as partial exercise of a stock option paid with accrued salary and cash advances to the Company and the Company accrued a cash bonus for $43,750. During Fiscal 2001, Mr. Raabe was granted compensatory stock options for an aggregate of 3,000,000 shares at varying exercise prices, of which 1,000,000 of such options were exercised with conversion of outstanding notes payable from the Company for accrued cash advances and/or accrued salary, bonus and expenses; and 2,000,000 options at $0.02 per share for 2 years from November 19, 2001, remains outstanding. Mr. Raabe has the option to convert $11,867 in accrued cash advances into 1,187 shares of Series 1 Preferred stock, which is convertible into 593,350 common shares. (See "Certain Transactions with Management and Others").

(3) Mr. Stewart was paid as an independent consultant by agreement dated December 19, 2001. Pursuant to that agreement, he was issued 2,000,000 shares of common stock as a compensatory stock grant in 2002 valued at $26,000, plus an incentive stock option to purchase 2,000,000 shares of common stock for $0.02 per share; and a further option to purchase 2,500 shares of the Company's Series 2 Convertible Preferred Stock for a price of $25,000 which preferred stock is convertible into 2,500,000 common shares at $0.01 per share. These share issuances and stock options were included in the Company's 2002 Incentive Stock Option and Compensation Plan and approved by the shareholders on July 2, 2002.

(4) Mr. Brandimarte was paid as an independent consultant by resolution dated May 31, 2002. Pursuant to that resolution, he was issued 2,000,000 shares of common stock as a compensatory stock grant valued at $26,000, plus an incentive stock option to purchase 2,000,000 shares of common stock for $0.02 per share. These share issuances and stock options were included in the Company's 2002 Incentive Stock Option and Compensation Plan and approved by the shareholders on July 2, 2002.

(5) Mr. Gorman was employed through July 2, 2002 as a director and Chief Executive Officer, at an initial annual rate of $108,000 later adjusted to an annual salary of $120,000 effective October 1, 2000. He accrued salary through December 31, 2001 and deferred salary thereafter through his termination on July 2, 2002. In May of 2002, he forgave $269,000 in accrued and unpaid salary and bonuses in exchange for certain preferential rights to future stock dividends if any, issued by the Company. During fiscal year 2000, certain bonus shares valued at $22,500, authorized in prior periods were accepted in payment of existing obligations for advances in the amount of $22,500 and the Company accrued a cash bonus for $22,500. During fiscal year ended 2000, an outstanding Option to purchase Series A Preferred Stock for $50,000 was amended to a common stock option for 250,000 shares at $0.20 per share and was exercised. Under the Company's 2000 Omnibus Stock Option and Compensation Plan, Mr. Gorman was granted a stock bonus of 750,000 shares valued at $15,000 and an option to purchase 12,500 shares of Series A Preferred for $125,000, which vested after June 30, 2000. The 750,000 shares issued were accepted in payment of other existing obligations for advances in the amount of $15,000 and the Company accrued a cash bonus of $15,000. Also, following the end of fiscal 2000, the Option was amended to entitle Mr. Gorman to purchase $125,000 in Common Stock at an exercise price of $0.50 per share, or 250,000 common shares, which option has since expired. In addition, in December of 2000, Mr. Gorman was granted a compensatory stock bonus of 250,000 shares valued at $0.33 per share and a common stock option to purchase 125,000 shares of common stock for $0.3 per share or $43,750. The shares issued for the Bonus were accepted in exercise of a stock option paid with accrued salary and cash advances to the Company and the Company accrued a cash bonus for $81,500. During fiscal 2001, Mr. Gorman was granted compensatory stock options for an aggregate of 3,825,000 shares, of which 1,825,000 were exercised with conversion of outstanding notes payable from the Company and notes to the Company for $96,213, and a 2,000,000 share option at $0.02 per share exercisable for 2 years from November 19, 2001, remains outstanding. (See "Certain Transactions with Management and Others").

Option/SAR Grants Table
-----------------------


                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

========================= ===================== ======================= ================ =================
          (a)                     (b)                (c)                     (d)                (e)
                              Number of           % of Total
                              Securites           Options/SAR's
                              Underlying          to Employees            Exercise or
                              Options/SAR's        Granted                Base Price
  Name                        Granted (#)         in Fiscal Year            ($/Sh)        Expiration Date
========================= ===================== ======================= ================ =================
    Thomas P. Raabe               None                    -%                  $-               N/A
------------------------- --------------------- ----------------------- ---------------- -----------------
 Gerald J. Brandimarte        2,000,000(1)               100%                $0.02           5/31/04
------------------------- --------------------- ----------------------- ---------------- -----------------
   William W. Stewart             None                    -%                  $-               N/A
------------------------- --------------------- ----------------------- ---------------- -----------------
    Thomas Y. Gorman              None                    -%                  $-               N/A
========================= ===================== ======================= ================ =================


(1) At the time of grant the exercise price exceeded the market price for the underlying common shares.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.
---------------------------------------------------------------------------

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values

=================================================================================================
          (a)                 (b)             (c)                 (d)                 (e)
                                                               Number of
                                                               Securities            Value of
                                                               Underlying          Unexercised
                                                              Unexercised          In-the-Money
                                                            Options/SARs at      Options/SAR's at
                                                               FY-End (#)          FY-End ($)(1)
                          Shares
                         Acquired on                           Exercisable/         Exercisable/
          Name           Exercise (#)   Value Realized ($)    Unexercisable         Unexercisable
======================= ============= ==================== ====================== ================
    Thomas P. Raabe            -               $ -              2,578,075                N/A
----------------------- ------------- -------------------- ---------------------- ----------------
 Gerald J. Brandimarte         -               $ -              2,000,000                N/A
----------------------- ------------- -------------------- ---------------------- ----------------
   William W. Stewart          -               $ -              2,000,000                N/A
----------------------- ------------- -------------------- ---------------------- ----------------
    Thomas Y. Gorman           -               $ -              2,000,000                N/A
======================= ============= ==================== ====================== ================

(2) Value determined at closing bid on 12/31/02 of $0.015/share.

Compensation of Directors. There are no standard arrangements relating to compensation of directors for services provided as directors. Mr. Stewart was appointed to the Board of Directors pursuant to an agreement in which he received a compensatory option, which is subject to certain contingencies, including creation of a new minority owned subsidiary of the Company, provision of consulting services to the Company and other professional services. The directors are compensated for consulting services and may be reimbursed for their expenses in attending formal meetings of the board of directors. (See:
Certain Transactions with Management and Others).

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

Employment Contracts of Executives with Company. Mr. Raabe has an employment contract with the Company, executed in November of 1998 and renewed as of November 1, 2002 which provides for a base annual salary of $120,000 per year, plus standard employee benefits, reimbursement of business expenses including providing office, phone, secretarial assistance and other operating support. The term of the agreement is two years from this date or any renewal date. The agreement automatically renews for a successive two-year period on each anniversary date. The employment agreement provides that accrued and unpaid salary or incentive pay can be taken in the form of Series A Preferred Stock, common stock and/or notes convertible into Preferred or common stock. The employment agreement further provides for incentive and performance based compensation subject to good faith negotiation with the board of directors. The employment agreement incorporates certain terms of the referenced change in control agreement which provides that the employee will be paid success fees for closing transactions which either provide assets, revenue or relationships of substantial value to the Company, based on a modified Lehman's formula. Termination without cause prior to the termination of the agreement, results in vesting of all contingent benefits, stock options and mandates severance pay in the amount of unpaid, unaccrued salary remaining under the full term of the employment agreement. The executive has been granted a security interest in certain assets of the Company to secure this obligation.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth Equity Compensation Plans including individual compensation arrangements, under which the Company's equity securities are authorized for issuance, as of the end of fiscal year 2002, aggregated by such plans previously approved and by those not previously approved by shareholders.

----------------------------|--------------------------|--------------------|------------------------|
                            | Number of securities to  |  Weighted-average  |  Number of securities  |
                            | be issued upon exercise  |  exercise price of |remaining available for |
                            | of outstanding options,  |outstanding options,| future issuance under  |
                            |   warrants and rights    | warrants and rights|  equity compensation   |
                            |                          |                    |   plans (excluding     |
                            |                          |                    |securities reflected in |
                            |                          |                    |      column (a))       |
----------------------------|--------------------------|--------------------|------------------------|
                            |        (a)               |         (b)        |        (c)             |
----------------------------|--------------------------|--------------------|------------------------|
 Equity compensation plans  |                          |                    |                        |
   approved by security     |2002        10,000,000    |        $0.02       |      20,516,667(1)     |
          holders           |Pre 2002       578,075    |         $.22       |               0        |
----------------------------|--------------------------|--------------------|------------------------|
 Equity compensation plans  |                          |                    |                        |
  not approved by equity    |Series 1 Preferred 1,187  |          $10       |               0        |
          holders           |Series 2 Preferred 2,500  |          $10       |                        |
----------------------------|--------------------------|--------------------|------------------------|
           Total            |                          |                    |                        |
          Common            |            10,578,075    |       $0.031       |       20,561,667       |
         Preferred          |                 3,687    |          $10       |                        |
----------------------------|--------------------------|--------------------|------------------------|

(1) Shares are available for direct stock grants, options, SAR's, and restricted stock rights under the Company's 2002 Omnibus Stock Incentive and Compensation Plan.

         The following table set forth the shareholdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of March 31, 2003.

Stock Ownership of Certain Beneficial Owners

----------------------------- -------------------------- ----------------------- -----------------
            (1)                          (2)                        (3)                  (4)
----------------------------- -------------------------- ----------------------- -----------------
Title of Class                Name and Address of        Amount and Nature of     Percent of Class
                              Beneficial Owner           Beneficial Ownership
----------------------------- -------------------------- ----------------------- -----------------
Common Stock                                             Direct:    8,227,865(1)     15.5%
                              Boulder Sports, LLC c/o
                              7641 Estate Circle,
                              Niwot, Colorado 80503
Series 1 Preferred
                                                         Direct:       16,001.4       93.1%
---------------------------- -------------------------- ------------------------------------------
Common Stock                  James F. Chincholl         Direct     7,600,000(2)      15%
                              8682 N. Sundown Trail,
                              Parker, CO 80134
----------------------------- -------------------------- ----------------------- -----------------
Common Stock                                             Direct:   10,875,000
                              Eagle Capital Funding      Indirect: 13,000,000
                              Corp. c/o 2512 Denver      Total:    23,875,000(3)      36.7%
Series 2 Preferred            Blvd., Pueblo, CO 81003

                                                         Direct:       10,000
                                                         Indirect:     10,000
                                                         Total:        20,000(4)     100%
----------------------------- -------------------------- ----------------------- -----------------
Common Stock
                              Eagle Capital Fund -I,     Direct:   13,000,000(5)      23.6%
                              LLC. c/o 2512 Denver
                              Blvd., Pueblo, CO 81003
Series 2 Preferred                                       Direct:       10,000         50%
----------------------------- -------------------------- ----------------------- -----------------

(1) Includes 227,865 common shares directly owned, 8,000,700 common shares issuable on conversion of 16,001.4 shares of Series 1 Preferred, which the beneficial owner has the right to acquire within the next 60 days. Percentage based on 53,100,281 total common shares including 45,099,581 common shares outstanding plus 8,000,700 shares issuable on conversion of Series 1 Preferred. Does not include attribution of other shares beneficially owned by the CEO, who controls this entity.

(2) Includes 2,100,000 shares directly owned, 1,500,000 shares issuable on or after April 15, 2003 and shares issuable on exercise of options to purchase 4,000,000 common shares which the beneficial owner has the right to acquire within the next 60 days. Percentage based on 50,599,581 total common shares including 45,099,581 common shares outstanding plus 5,500,000 shares which the beneficial owner has the right to acquire within 60 days.

(3) Includes 875,000 common shares directly owned; 8,896,976 common shares issuable on conversion of 8,897 shares of Series 2 Preferred, directly owned; 1,103,024 common shares issuable on conversion of 1,103 shares of Series 2 Preferred which the beneficial owner has the right to acquire within 60 days; and indirect ownership of 13,000,000 common shares including 3,000,000 common shares owned directly and 10,000,000 common shares issuable on conversion of 10,000 shares of Series 2 Preferred, attributed from shares owned by Eagle Capital Fund - I, LLC. that such entity has the right to acquire within 60 days. Percentage based on 65,099,581 total common shares including 45,099,581 common shares outstanding plus 20,000,000 common shares issuable on conversion of Series 2 Preferred.

(4) Includes 8,897 Series 2 Preferred shares directly owned, 1,103 Series 2 Preferred shares which the beneficial owner has the right to acquire within 60 days, and indirect ownership of 10,000 shares of Series 2 Preferred attributed to the beneficial owners' direct and management interest in Eagle Capital Fund - I, LLC. Percentage calculated based on 18,897 shares outstanding plus 1,103 shares subject to unexercised subscription rights, or a total of 20,000 shares.

(5) Excludes shares owned or attributed to Eagle Capital Funding Corp. Includes 3,000,000 shares directly owned and 10,000,000 common shares issuable on conversion of 10,000 shares of Series 2 Preferred. The percentage is based on a 55,099,581 total common shares including 45,099,581 common shares outstanding plus 10,000,000 common shares issuable on conversion of Series 2 Preferred.

Security Ownership of Management

----------------------- ------------------------------- --------------------------- -------------------
         (1)                         (2)                           (3)                      (4)
----------------------- ------------------------------- --------------------------- -------------------
Title of Class          Name and Address of             Amount and Nature of        Percent of Class(1)
                        Beneficial Owner                Beneficial Ownership(1)
----------------------- ------------------------------- --------------------------- -------------------
                        Directors and Executive
                        Officers
----------------------- ------------------------------- --------------------------- -------------------
Common Stock            Thomas P. Raabe                 Direct:    7,910,025
                        Director/CEO                    Indirect: 33,085,333
                        c/o 7102 La Vista Place,        Total:    40,995,358 (2)           53.1% (2)
                        Suite 100, Niwot, Colorado
Series 1 Preferred      80503
                                                        Direct:        1,187
                                                        Indirect:     16,001
                                                        Total:        17,188 (3)            100% (3)

Series 2 Preferred                                      Indirect      20,000 (4)            100% (4)
----------------------- ------------------------------- --------------------------- -------------------
Common Stock            William W. Stewart              Direct:    6,500,000
                        Director/Secretary              Indirect: 23,875,000
                        c/o 7102 La Vista Place,        Total:    30,375,000 (5)           42.4% (5)
                        Suite 100 Niwot, Colorado
Series 2 Preferred      80503                           Indirect:     20,000 (4)            100% (4)
----------------------- ------------------------------- --------------------------- -------------------
Common Stock            Gerald J. Brandimarte           Direct:    6,804,000
                        Director/Treasurer              Indirect: 23,875,000
                        c/o 7102 La Vista Place,        Total:    30,679,000 (6)           44.4% (6)
                        Suite 100 Niwot, Colorado
Series 2 Preferred      80503                           Indirect:     20,000 (4)            100% (4)
----------------------- ------------------------------- --------------------------- -------------------
Common Stock            Thomas Y. Gorman                Direct:    2,000,000 (7)            4.5% (7)
                        Former Director, CFO (7)
                        c/o 7102 La Vista Place,
                        Suite 100, Niwot, Colorado
                        80503
----------------------- ------------------------------- --------------------------- -------------------
Common Stock            Directors and Executive         Total:    56,274,358 (8)           62.7% (8)
Series 1 Preferred      Officers as a Group             Total:        17,188 (3)            100% (3)
Series 2 Preferred                                      Total:        20,000 (4)            100% (4)
----------------------- ------------------------------- --------------------------- -------------------

(1)  See footnotes 1 through 5 to previous table.

(2) Includes Directly Owned of 3,738,600 common shares, plus 3,578,075 common shares issuable on exercise of common stock options, and 593,350 common shares issuable on conversion of 1,187 Series 1 Preferred Shares, which the Beneficial Owner has the right to acquire within 60 days; plus Indirectly Owned of 25,000 common shares owned by family members, 957,468 common shares attributable to the holdings of the Thomas P. Raabe Trust, plus 8,227,865 shares attributable to holdings of Boulder Sports, LLC (See Note 1 of previous table and Note 3, below), plus 10,875,000 shares attributable to the holdings of Eagle Capital Funding Corp. (See Note 3 of previous table and Note 4, below), plus 13,000,000 shares attributable to the holdings of Eagle Capital Fund - I, LLC., (See: Note 5 of previous table). Percentage calculated based on 77,271,706 total shares including 45,099,581 common shares outstanding plus 32,172,125 common shares issuable on exercise of stock options and/or conversion of outstanding and optioned Preferred Stock directly and by attribution to the holdings of Boulder Sports, LLC, Eagle Capital Funding Corp. and Eagle Capital Fund - I.

(3) Includes directly 1,187 shares of Series 1 Preferred Stock which the Beneficial Owner has the right to acquire within 60 days, and 16,001.4 shares of Series 1 Preferred Stock attributable to the holdings of Boulder Sports, LLC., (See: Note 1 of previous table.) Percentage calculated based on 17,188 total Series 1 Preferred Shares including 16,001.4 shares outstanding and 1,187 shares which the Beneficial Owner has the right to acquire within 60 days.

(4) Indirectly owned by attribution to holdings of Eagle Capital Funding Corp. and Eagle Capital Fund-1, LLC, including shares which the Beneficial Owner has the right to acquire within 60 days. (See: Notes 3, 4 and 5 to previous table).

(5) Includes Directly Owned of 6,500,000 common shares issuable on exercise of common stock options and common shares issuable on conversion of Series 1 Preferred stock, which the Beneficial Owner has the right to acquire within 60 days; plus Indirectly Owned of 23,875,000 common shares including 10,875,000 shares attributable to the holdings of Eagle Capital Funding Corp. (See Note 3 of previous table and Note 4, above), plus 13,000,000 shares attributable to the holdings of Eagle Capital Fund - I, LLC., (See:
     Note 4, above and Note 5 of previous table). Percentage calculated based on 71,599,581 total shares including 45,099,581 common shares outstanding plus 26,500,000 common shares issuable on exercise of stock options, directly held and by attribution to common shares issuable on conversion of outstanding and optioned Preferred Stock of Eagle Capital Funding Corp. and Eagle Capital Fund - I.

(6) Includes Directly Owned of 2,804,000 common shares, plus 4,000,000 common shares issuable on exercise of common stock options, which the Beneficial Owner has the right to acquire within 60 days; plus Indirectly Owned of 23,875,000 common shares including 10,875,000 shares attributable to the holdings of Eagle Capital Funding Corp. (See Note 3 of previous table and
     Note 4, above), plus 13,000,000 shares attributable to the holdings of Eagle Capital Fund - I, LLC., (See: Note 4, above and Note 5 of previous table). Percentage calculated based on 69,099,581 total shares including 45,099,581 common shares outstanding plus 24,000,000 common shares issuable on exercise of stock options, directly held and by attribution to common shares issuable on conversion of outstanding and optioned Preferred Stock of Eagle Capital Funding Corp. and Eagle Capital Fund - I.

(7) Includes 2,000,000 common shares issuable on exercise of stock options which the Beneficial Owner has the right to acquire in the next 60 days. Percentage based on 47,099,581 total shares including 45,099,581 outstanding plus 2,000,000 common shares issuable on exercise of outstanding stock options, which the beneficial owner has the right to acquire within 60 days.

(8) Percentage based on 89,771,706 total shares including 45,099,581 common shares outstanding plus 16,671,425 shares issuable on exercise of stock options directly; plus attribution of 28,000,700 common shares issuable on conversion of outstanding and optioned Preferred Stock of Boulder Sports, LLC. (See: Note 1, previous table,) Eagle Capital Funding Corp. (See: Notes 3 and 4, previous table and Note 4, above,) and Eagle Capital Fund-I, LLC. (See: Note 5, previous table and Note 4, above,) which the Beneficial Owner has the right to acquire within 60 days.

Item 12 -  Certain Relationships and Related Transactions.

Transactions with Management and Others

During the fiscal years ended December 31, 2001 and December 31, 2002, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to
Item 10 of this Report, Executive Compensation, which are incorporated herein by reference.

During the third quarter 2002, the Company issued 6,000,000 shares of common stock to three officers and directors of the Company for third and forth quarter compensation.

During 2002, an officer and a Company owned by the CEO loaned $21,608 to the Company. Also, during 2001, three officers and a company owned by the CEO loaned to the Company $171,634 and $40,264 respectively, evidenced by notes payable. The notes are due on demand, bear interest at 9.5% to 10% pre annum and are unsecured. On May 31, 2002, $160,014 of these notes were converted into common stock. (See: Note 4 to financial statements.)

In April 2002, two officers of the Company cancelled $344,000 in accrued wages owed by the Company in exchange for the right to receive in the aggregate 12% of the total future stock dividend distribution by the Company from the first four companies that it spins off to its shareholders in a registered stock dividend and/or a registered rights offering.

Also, in May 2002, the Company approved two assignment agreements between third party creditors of the Company holding secured promissory notes in the aggregate amount of $100,000 and a company owned by the three directors. The agreements provide for the purchase of the notes and collateral consisting of 500,000 common shares and a security interest for certain inventory of the Company's subsidiary, Aggression Sports, Inc. and for the subsequent surrender for cancellation of such notes by the related company with the Company for 10,000 shares of Series 2 Preferred Stock (convertible into 10,000,000 shares of common stock). The assignments were finalized upon the closing of a private placement by the related company during September 2002.

As previously reported, during the fourth quarter of 2001, the Company authorized two Series of its Class A Convertible Preferred Stock, entitled "Series 1 and Series 2 Convertible Preferred", respectively. There were a total of 30,000 shares of Series 1 Convertible Preferred shares reserved for issuance to officers, directors and consultants of the Company for payment of cash advances and notes payable to the insiders that are accrued through June 30, 2002 and are convertible into common shares at $0.02 in face value of the Series 1 Preferred per share. As of December 31, 2002, the CEO was owed $26,867 in accrued cash advances $15,000 of which was applied to the exercise price of an outstanding common stock option in 2003 and there remains $11,867 currently outstanding which the CEO has the right to convert into 1,187 shares of Series 1 Preferred. During 2002, the company issued 16,001.4 shares of the Series 1 Preferred to an affiliate of the CEO in payment of $160,014 of accrued advances and notes payable. The Series 1 Convertible Preferred carry no dividend rights The Series 1 Convertible Preferred carries voting rights equal to the number of common shares into which it is entitled to convert as of the record date of any shareholders meeting, and has special voting rights under certain events of default including, a default on payment of dividends; bankruptcy or receivership; an action or event preventing the Company from authorizing additional common shares or effecting a recapitalization to allow exercise of the common stock conversion privilege; or failure of the Company to timely maintain its compliance with SEC reporting requirements. The Series 1 Preferred currently owned by the affiliate of the CEO is convertible into 8,000,700 shares of common stock and is entitled to vote that many common stock equivalents, and the CEO has the right to convert outstanding advances and notes payable into 1,187 shares of Series 1 Preferred, which would convert into an additional 593,350 common shares. These shares represent a significant amount of voting control of the Company. (See: Item 11 Security Ownership of Certain Beneficial Owners and Management.)

Also, during the fourth quarter of fiscal year ended December 31, 2001, the Company signed a letter of intent with Mr. William W. Stewart, to form a new, minority owned subsidiary to pursue acquisition and management of Minor League Sports Franchises. Pursuant to this letter of intent, Mr. Stewart was appointed to the board of directors of the Company and retained as an independent consultant. Mr. Stewart also agreed to manage of Eagle Capital Funding Corp., a company previously formed by the Company to pursue the business of construction financing and development bonding, to subscribe for and pursue funding of a $200,000 private placement of up to 20,000 shares of the Company's Series 2 Convertible Preferred Stock. At the same time, the board of directors designated the new Series 2 Convertible Preferred for issuance to Eagle Capital Funding Corp. at $10 per each share of Series 2 Convertible Preferred. The board also granted Mr. Stewart the Option to purchase 2,500 shares of the Series 2 Convertible Preferred at $10 per share, as well as a $40,000 option to purchase 2,000,000 shares of common stock of the Company at $0.02 per share, for an exercise period of two (2) years from July 15, 2002.

The Series 2 Preferred is convertible into shares of common stock at the rate of $0.01 in face value per common share, and is redeemable at the option of the Company. The Series 2 Convertible Preferred also carries voting rights equal to the number of common shares into which they are entitled to convert and special default voting rights similar to the Series 1 Convertible Preferred.

As of December 31, 2002, $185,425 of the total $200,000 private placement subscription of Eagle Capital Funding Corp. has been funded and 18,542 shares of Series 2 Convertible Preferred were then outstanding. Additional proceeds of $3,545 toward the subscription have been advanced by Eagle Capital through March 31, 2003, for which an additional 355 shares of Series 2 Preferred have been issued, resulting in a total of 18,897 Series 2 Preferred outstanding. Under the terms of the Subscription Agreement, and the referenced letter of intent, there are certain contingencies and requirements to be met by the Company that have not been fulfilled including settlement of outstanding wages, salaries, notes receivable and other claims by and with the current and certain former officers of the Company; and payment of or settlement of outstanding employee withholding tax obligations, described elsewhere in this report. The subscription period has been extended past its original termination date provided that Eagle Capital continues in its best efforts to complete the funding diligently. Funding of the balance of the subscription is on a best efforts, no minimum basis, with no assurances that Eagle Capital Funding Corp., will be able to successfully complete the balance of the subscription. Shares of the Series 2 Preferred currently outstanding are entitled to exercise voting rights equivalent to 18,896,976 shares of common stock or approximately 29.5% of the total voting stock of the Company, based on 63,996,557 total including 45,099,581 outstanding and 18,896,976 issuable on conversion of such shares into common stock.

As of the fiscal year ended December 31, 2002, Aggression Sports, Inc., was owned 61% by the Company (2,000,000 common shares) and 39% by Boulder Sports, LLC (1,250,000 common shares) an affiliate of the CEO. In May of 2001, the Company provided a major portion of the consideration paid in a settlement agreement with the former President of Aggression Sports, Inc. resolving all of the former President's outstanding compensation, expenses and rights to certain designs and pending patent applications. In exchange for the payment of 400,000 common shares by the Company to the former President, Aggression Sports, Inc. issued the Company 1,000,000 shares of Aggression Sports, Inc. common stock, gave the former President a computer and returned certain partially completed designs for two new products and other undeveloped concepts, which Aggression Sports, Inc. chose not to pursue.

The Company previously agreed to indemnify and advance legal fees and expenses to the CEO in connection with his personal defense of the SEC enforcement action, which action was finally settled in 2001. The CEO has personally advanced these fees and expenses to date, but they have been submitted and included in the current balance of the Note Payable for expenses and advances from the CEO for fiscal 2001.

The Company had a note payable to its CEO originating in 1999, that had a balance due at December 31, 2000, of $66,904 and subsequent to December 31, 2000 the Company borrowed additional funds from the CEO increasing the balance of the note to $84,912 as of March 9, 2001. On March 9, 2001 the CEO converted the note into 832,468 shares of common stock. (See - Executive Compensation, Managements Discussion and Analysis, Liquidity and Capital Resources, and Note 4 to Financial Statements).

Following the end of the 2002 fiscal year, the company issued 5,000,000 shares of common stock, and granted stock options to purchase 3,000,000 shares at $0.0165 per share to its officers and directors for compensation for the first quarter, and issued 1,000,000 shares to its CEO and further stock options to purchase an aggregate of 3,000,000 shares of common stock at $0.0155 per share as compensation for the second quarter of 2002. The options are exercisable beginning 90 days from the date of issuance and for a period of two years thereafter. Additionally, by agreement dated March 6, 2003, the Company engaged a consultant to provide corporate communications support for a period of six months from such date for compensation of 3 million common shares and stock options to purchase up to 4 million common shares for $0.015 per share for a period expiring 6 months from such date.

Item 13-Exhibits and Reports on Form 8-K

There were filed no Form 8-K reports for the fourth quarter of the fiscal year 2002.

                                     PART IV

Exhibit No.   Description                                        Ref. No
--------------------------------------------------------------------------
EX-3.1        Restated Articles of Incorporation with              1
              Amendments adopted by shareholders on
              September 1, 1998.

EX-3.2        Bylaws adopted by the Board of Directors             1
              on October 1, 1998.

EX-4.1        Designation of Class A Preferred Stock  dated        1
              February 26, 2001.

EX-4.2        Designation of Series 1 Convertible Preferred        1
              Adopted November 19, 2001.

EX-4.3        Designation of Series 2 Convertible Preferred        1
              Adopted December 19, 2001.

EX-10.1       2002 Omnibus Incentive Stock Compensation
              Plan Adopted, July 2, 2002.                          2

EX-10.2       Settlement Agreement between Thomas P. Raabe
              and Arete Industries, Inc.                           2

EX-10.3       Settlement Agreement between Thomas Y.
              Gorman Jr. and Arete Industries, Inc.                2

EX-20.1       Proxy Statement, Notice of Meeting

              and President's Letter.                              2

EX-21         Subsidiaries of the Registrant                       3

EX-99.1       Certification of CEO and CFO Pursuant to
              18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.       3

1. These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein.

2. These documents and related exhibits have been previously filed under the Company's periodic reports for periods ended during fiscal year 12/31/02 and by this reference are incorporated herein.

3. Attached to this report on Form 10-KSB as Exhibits and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this first amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ARETE INDUSTRIES, INC.

Date: April 15, 2003                By:     /s/ THOMAS P. RAABE
                                            ------------------------
                                            Thomas P. Raabe,
                                            President, Chief Executive Officer,
                                            acting Chief Financial and
                                            Accounting Officer, and
                                            Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             ARETE INDUSTRIES, INC.


Date: April 15, 2003                By:      /s/ THOMAS P. RAABE
                                            -----------------------
                                            Thomas P. Raabe Board Member

Date: April 15, 2003                By:      /s/ GERALD J. BRANDIMARTE
                                            -----------------------------
                                            Gerald J. Brandimarte Board Member

Date: April 15, 2003                By:      /s/ WILLIAM W. STEWART
                                            --------------------------
                                            William W. Stewart Board Member

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

For information forwarded to shareholders of the Company during the period covered by this Report, see the Exhibit Index of this Report. As of the date of this report no annual report for the fiscal year ended December 31, 2002 or proxy material for the 2003 annual shareholders meeting has been sent to security holders. Registrant intends to send proxy information to its security holders for its regular Annual Meeting to be scheduled shortly, but does not intend to send an annual report with such materials. Registrant undertakes to forward any annual report or proxy material delivered to securities holders to the Securities and Exchange Commission on the date such information is forwarded to stockholders.

                            CERTIFICATION PURSUANT TO

    SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I , Thomas P. Raabe, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Arete Industries, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003                   By: /s/ Thomas P. Raabe
                                            -------------------
                                             Chief Executive Officer and
                                             Chief Financial Officer