Form 10QSB
period 2003-03-31
ARETE INDUSTRIES INC
filed 2003-05-20
CIK 820901

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

                      For the period ended: March 31, 2003

                                       or

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the transition period from ___________________ to _______________________


                        Commission File Number 33-16820-D
                                               ----------


                             ARETE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                                84-1508638
------------------------------                               -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)


7102 La Vista Place, Suite 100, Niwot, CO                                80503
-----------------------------------------                             ----------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2003, Registrant had 47,599,581 shares of common stock, No par value, outstanding.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------
Consolidated Financial Statements:

Index to Consolidated Financial Statements                                     1

Consolidated Balance Sheet at March 31, 2003 and December 31, 2002
(unaudited)                                                                    2

Consolidated Statements of Operations for the Three Months Ended March 31
2003 and 2002 (unaudited)                                                      3

Consolidated Statement of Stockholders' Deficit for the Three Months Ended
March 31, 2003 (unaudited)                                                     4

Consolidated Statements of Cash Flows for the Three Months Ended March 31,
2003 and 2002 (unaudited)                                                    5-6

Notes to Unaudited Consolidated Financial Statements at March 31, 2003       7-9

Item 2
Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                              10-14

Part II - Other Information                                                   14

Signatures                                                                    15

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      December 31, 2002 and March 31, 2003
                                  (Unaudited)

                                     ASSETS
                                     ------
                                                                 2002             2003
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $        381    $         32
    Accrued interest receivable                                     24,632          27,914
    Inventory                                                       20,302          20,302
    Prepaid expenses                                                 2,285             345
                                                              ------------    ------------

      Total current assets                                          47,600          48,593

Furniture and equipment, at cost net of accumulated
    depreciation of $74,309 (2002) and $81,823 (2003)               97,056          89,542
Intellectual property                                               32,215          31,640
                                                              ------------    ------------

                                                              $    176,871    $    169,775
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Accounts payable (Note 2)                                 $    422,697         428,052
    Accrued expenses                                               576,333         573,163
    Accrued payroll taxes (Note 2)                                 289,761         289,761
    Settlement due                                                  18,650          18,650
    Notes payable - related parties                                 27,532          27,827
                                                              ------------    ------------

      Total current liabilities                                  1,334,973       1,337,453

Commitments and contingencies (Notes 1 and 2)

Stockholders' deficit (Notes 4 and 5):
    Convertible Class A preferred stock; $10 face value,
      1,000,000 shares authorized:
        Series 1, 30,000 shares authorized, 16,001
          shares issued and outstanding                            160,014         160,014
        Series 2, 25,000 shares authorized, 18,542 (2002)
          and 18,897 (2003) shares issued and outstanding          185,425         188,970
    Common stock, no par value; 499,000,000 shares
      authorized, 34,399,581 (2002) and 42,099,581 (2003)
      shares issued and outstanding                              9,592,587       9,729,082
    Accumulated deficit                                        (10,877,308)    (11,026,924)
    Notes receivable from sale of stock                           (218,820)       (218,820)
                                                              ------------    ------------

      Total stockholders' deficit                               (1,158,102)     (1,167,678)
                                                              ------------    ------------

                                                              $    176,871    $    169,775
                                                              ============    ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2002 and 2003
                                   (Unaudited)


                                                      2002            2003
                                                  ------------    ------------
Revenues:
    Sales                                         $        379    $       --
                                                  ------------    ------------

      Total revenues                                       379            --

Operating expenses:
    Depreciation                                         8,102           7,515
    Rent                                                 9,804           2,084
    Other operating expenses                            34,247         138,309
                                                  ------------    ------------

      Total operating expenses                          52,153         147,908
                                                  ------------    ------------

        Total operating loss                           (51,774)       (147,908)

Other income (expense):
    Minority interest in Aggression Sports loss          2,522            --
    Interest expense                                    (4,296)         (4,990)
    Interest and miscellaneous income                    3,228           3,282
                                                  ------------    ------------

      Total other income (expense)                       1,454          (1,708)
                                                  ------------    ------------

Net loss (Note 3)                                 $    (50,320)   $   (149,616)
                                                  ============    ============



Basic and diluted loss per share                  $         *     $         *
                                                  ============    ============


Weighted average common shares outstanding          24,416,300      38,852,900
                                                  ============    ============

*-Less than $.01 per share

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the three months ended March 31, 2003
                                   (Unaudited)
                                                          Series 1            Series 2
                                                       preferred stock    preferred stock        Common stock
                                                      ----------------   -----------------  ----------------------   Accumulated
                                                      Shares    Amount   Shares    Amount      Shares    Amount         deficit
                                                      ------   -------   -------  --------  ----------  ----------   ------------

Balance, December 31, 2002                            16,001  $160,014     18,542   $185,425  34,399,581  $9,592,587   $(10,877,308)

   Issuance of Series 2 preferred  stock
     to reimburse advances made to the
     Company (Note 4)                                    --        --         355      3,545        --          --             --

   Issuance of common stock to employees
     and consultants for services (Note 4)               --        --        --         --     7,700,000     119,758           --

   Value of stock options granted to consultants
     (Note 4)                                            --        --        --         --          --        16,737           --

   Net loss for the year ended
     March 31, 2003                                      --        --        --         --          --          --         (149,616)
                                                      ------  ----------   ------   --------  ----------  ----------   ------------

Balance, March 31, 2003                               16,001  $ 60,014     18,897   $188,970  42,099,581  $9,729,082   $(11,026,924)
                                                      ======  ==========   ======   ========  ==========  ==========   ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2002 and 2003
                                   (Unaudited)


                                                           2002        2003
                                                        ---------    ---------
Cash flows from operating activities:
    Net loss                                            $ (50,320)   $(149,616)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                       8,102        8,089
        Stock issued and options granted for services        --        136,495
        Changes in assets and liabilities:
          Interest receivable                              (3,227)      (3,282)
          Prepaid expenses                                  1,342        1,940
          Accounts payable                                 (2,507)       5,355
          Accrued expenses                                 31,495       (3,170)
                                                        ---------    ---------

            Total adjustments                              35,205      145,427
                                                        ---------    ---------

        Net cash used in operating activities             (15,115)      (4,189)

Cash flows from investing activities:
    Investments in and advances to Aggression Sports       (1,521)        --
                                                        ---------    ---------

        Net cash used in investing activities              (1,521)        --

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                --          3,545
    Proceeds from note payable - related parties           16,989          295
                                                        ---------    ---------

      Net cash provided by financing activities            16,989        3,840
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents          353         (349)
Cash and cash equivalents at beginning of period              110          381
                                                        ---------    ---------

Cash and cash equivalents at end of period              $     463    $      32
                                                        =========    =========

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2002 and 2003
                                   (Unaudited)

                         (Continued from preceding page)


                                                           2002        2003
                                                        ---------    ---------
Supplemental disclosure of cash flow information:

    Interest paid during the period                     $    --      $    --
                                                        =========    =========
    Income taxes paid during the period                 $    --      $    --
                                                        =========    =========

Supplemental disclosure of non-cash investing and financing activities:



During the quarter ended March 31, 2003, an account payable to a related party with an outstanding balance of $3,545 was converted into preferred stock.


                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

1.   Summary of significant accounting policies

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2002 and March 31, 2003, and the results of operations and cash flows for the periods ended March 31, 2002 and 2003.

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at March 31, 2003, the Company has a working capital deficit of $1,288,860 and a stockholders' deficit of $1,167,678. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of March 31, 2003, the Company received proceeds of $188,970 for the purchase of 18,897 shares of Series 2 Convertible Preferred Stock. As a development stage company, the Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its three directors, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

     The Company's business plan is to provide promising emerging and high growth-stage companies with financial and board level managerial support. The Company plans to develop its own in-house projects as well as seek to make acquisitions of going businesses through merger, acquisition, share exchange, or through financial service agreements to earn-in an equity participation as well as managerial fees from client companies. The Company believes that it can provide its client companies access to private and public debt and/or equity capital by offering these companies the opportunity to go public through a registered rights offering or dividend distribution to the Company's shareholders.

2.   Delinquent amounts payable

     As of March 31, 2003, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

3.   Income taxes

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $4,328,000 which expire in years through 2023.

     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

     The Company's net operating losses are restricted as to the amount which may be utilized in any one year.

4.   Stock transactions

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of March 31, 2003, the Company received proceeds of $188,970 for the purchase of 18,897 shares of Series 2 Convertible Preferred Stock. These preferred shares are convertible into 18,896,976 shares of common stock.

     Effective July 15, 2002, the shareholders of the Company approved a 20 for 1 reverse stock split. All common share references in these financial statements have been revised to reflect the reverse split.

     On January 29, 2003, the Company issued 5,000,000 shares of common stock valued at $75,000, and granted stock options to purchase 3,000,000 shares at $0.0165 per share to its officers and directors for compensation for the first quarter. The options are exercisable beginning 79 days from the date of issuance and for a period of two years thereafter. Additionally 1,000,000 shares of common stock were issued to one consultant for services performed valued at $15,000.

     By agreement dated March 6, 2003, the Company engaged a consultant to provide corporate communications support for a period of six months from such date for compensation of 3,000,000 common shares and stock options to purchase up to 4,000,000 common shares for $0.015 per share for a period expiring 6 months from such date (valued at $16,737). As of March 31, 2003 1,500,000 of these shares have been issued valued at $22,500.

     On March 7, 2003, the Company issued 200,000 shares of common stock valued at $7,258 in final settlement of a wage claim.

     Following the end of the first quarter, the Company inadvertently issued shares and/or granted stock options which exceeded the number of common shares allocated to its 2002 Incentive Stock Option Plan by 683,333 shares. Certain of these include shares reserved for issuance on exercise of outstanding stock options. The Company will not allow exercise of the most recently granted stock options unless other outstanding options expire, other shares pending issuance are cancelled or shares that were issued under the plan can be reassigned outside of the 2002 Plan or included in the anticipated 2003 Omnibus Stock Compensation and Incentive Plan in sufficient number to allow their exercise.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the period ended March 31, 2003 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                               2003
                                               ----

       Net loss - as reported               $(149,616)
       Net loss - pro forma                  (175,794)
       Loss per share - as reported               *
       Loss per share - pro forma                 *

       * - Less than .01 per share

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.45% to 1.75%; and expected life of .5 to 2 years.

5.   Subsequent Events

     On April 1, 2003 the company issued 1,000,000 shares to its CEO and stock options to purchase an aggregate of 3,000,000 shares of common stock at $0.0155 per share as compensation to the three directors for the second quarter of 2003. The options are exercisable beginning 90 days from the date of issuance, expiring 24 months from the original grant date. Additionally, 2,000,000 common stock options were exercised by the CEO and a consultant for consideration of $25,000 in cash and in payment of $15,000 of note payable to the CEO.

     On April 30, 2003, 2,500,000 shares of common stock were issued to two consultants for services performed.

Item 2 - Management's Discussion and Analysis

Critical accounting policies:

The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of this Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

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

Overview:

Effective July 15, 2002, the Company enacted a recapitalization of its outstanding common shares by effecting a 20 to 1 reverse stock split, done without changing the total amount of authorized common shares. All references herein to common stock have been restated to reflect the effect of this reverse split. The conversion privilege of the designated Series 1 and Series 2 Convertible Preferred Stock has been adjusted to reflect the effect of the referenced reverse stock split.

By the beginning of fiscal 2001, the Company had initiated downsizing operations of its incubation services and facilities. By the end of the second quarter of fiscal 2001, the Company had reduced corporate overhead by eliminating all but two executive officers who were accruing salaries and had terminated all operations of its incubator client companies, its Arete Outdoors subsidiary and the ABS and 7GT projects. By the end of fiscal 2001, the Company had moved into the smaller of its two office suites and terminated its lease on the remaining space. During the first half of fiscal 2002, the Company continued resolving outstanding debts including salaries and accounts and notes payable to non-affiliates and affiliates; and focused on completing a recapitalization and restructuring of its capital structure, which required incurring the expense of holding a shareholders meeting that was held on July 2, 2002. During the third quarter of fiscal 2002, we dismantled operations, preserved our assets and resources, and maintained our current reporting status as a public company in order to preserve our continuity and our ability to launch our new corporate vision. In December 2002, the Company moved its corporate offices into an executive suite, reducing its overhead to an absolute minimum. Concurrently, having obtained shareholder approval to restructure the Company's capital structure, the CEO with the two other board members engaged aggressively in the development of new sources of capital and new acquisition prospects conforming to our business development objectives. Presently, we continue our efforts to compromise or resolve outstanding obligations including accrued employee compensation, withholding and other taxes, operating and trade payables of the Company and its former subsidiary operations. To date these efforts have been funded by cash advances, infusions from related parties, and by the issuance of common stock for services. The Company will be required to rely upon ongoing financial support from these parties for the foreseeable future.

Financial Condition

As of March 31, 2003, the Company had $169,775 in total assets and $1,337,453 in total liabilities, as compared to $176,871 and $1,334,973 at the end of fiscal year ended December 31, 2002, respectively. Accounts payable and accrued expenses at March 31, 2003 were $1,290,976 as compared to $1,288,791 at December 31, 2002. During the period ended March 31, 2003, the Company paid $75,000 in wages, resolved a wage claim for $7,258 and paid $ 54,237 in consulting fees with issuance of common stock and stock options. During April of 2003, the Chief Executive Officer exercised 1,000,000 in stock options with $5,000 in cash and payment of $15,000 of note payable; and a consultant exercised 1,000,000 in stock options with $20,000 in cash.

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of trade payables of $87,625 and unpaid 1999 payroll taxes of $58,230 remaining from its printing and direct mail advertising business. The Company owes approximately $97,352 in unpaid Federal payroll taxes for calendar years 1995 through 1997 including penalties and interest. The Company owes approximately $110,842 in 2000 and $22,138 in 2001, respectively, in accrued payroll taxes, including penalties and interest. (See: Note 2 to Financial Statements.)

During the period ended March 31, 2003, the Company continued to rely upon infusions of cash from loans and cash advances by officers, directors and affiliates of the Company. As stated above, $3,545 was also received in partial payment of a subscription agreement for purchase of Series 2 Preferred Stock. The proceeds were used for overhead, payment of corporate obligations, legal fees and accounting expenses for corporate reporting. As of March 31, 2003, executive salaries and bonuses of $518,873 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members.

Results of operations

The Company's operations during the first quarter of 2003 have been confined to business development activities of its officers, directors and consultants, and administrative bookkeeping tasks related to creditor and investor relations and securities act compliance. The Company is not providing new venture management or advisory activities and therefore not generating revenue from executive and management services.

The Company's revenues from operations for the quarter ended March 31, 2003 were $0. Operating expenses for the quarter ended March 31, 2003 were $147,908 resulting in an operating loss of $147,908. This included officer and director salaries of $75,000, and other operating expenses of $72,908, including accounting fees, consulting, bookkeeping, transfer agent fees, and storage fees. The Company moved to an executive suite on a month to month basis reducing its rent to $1,000 per month. The Company continues to rent storage space for file storage, furniture and excess equipment as well as its Arete Outdoors inventory for approximately $550 per month.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of March 31, 2003 of $1,288,860. This compares to a working capital deficit of $1,287,373 as of December 31, 2002. During the quarter ended March 31, 2003 an aggregate of 7,700,000 shares of common stock were issued for aggregate consideration of $119,758 (avg. $0.016 per share) and the Company issued 355 shares of Series 2 Convertible Preferred Stock valued at face value of $3,545. Subsequent to March 31, 2003, 2,000,000 stock options were exercised at $0.02 per share for $25,000 in cash and payment of debt to an affiliate of the CEO in the amount of $15,000.

The Company had a stockholder's deficit at March 31, 2003 of $1,167,678. This is compared to stockholder's deficit at December 31, 2002 of $1,158,102. The stockholder's deficit increased due to the Company operating at a loss, offset by the issuance of preferred stock for cash and the conversion of certain notes payable.

At March 31, 2003, the Company had no material commitments for capital expenditures.

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

The Company has recently reduced the number of outstanding common shares to allow it to raise equity capital and to effect conversion and exercise of outstanding common stock options and conversion rights of preferred stock which has been reserved for issuance to insiders in exchange for their accrued cash advances, and for issuance in a private placement of up to $200,000 in Series 2 Convertible Preferred stock, which the Company is currently conducting to an affiliated entity. As of March 31, 2003, the Company had raised $188,970 in gross proceeds of this private placement and had 18,897 outstanding shares of Series 2 Convertible Preferred.

The Company may continue to be required to issue further stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the company to meet its obligations in the near-term.

Subsidiaries/Employees:

Arete Industries, Inc. has one full time employee, and two part-time corporate officers, and two part-time consultants presently engaged in developing and executing a marketing plan for its business development and capital funding businesses, as well as the automation and upgrading of the Company's shareholder and investor communication systems. The Company's subsidiary, Aggression Sports, Inc. presently has no employees other than its acting president, the Company's current CEO. The CEO operates and manages both entities and remains on a deferred salary basis for the first two quarters of 2003. He has accepted a 1,000,000 share stock grant valued at $15,000 and an Incentive stock option to purchase 1,000,000 shares of common stock at $0.0165 per share as compensation for services rendered during the first quarter of 2003, and the two outside directors each received a 2,000,000 stock grant valued at $30,000 each and an Incentive Stock Option to purchase 1,000,000 shares of common stock each at $0.0165 per share for compensation for the same period. Following the end of the first quarter of 2003, the company issued 1,000,000 shares of common stock to its CEO valued at $14,000 as compensation for services during the second quarter of 2003, and issued 1,000,000 common stock Incentive Options exercisable at $0.015 per share to each of its directors, as compensation for the same period.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Period ended March 31, 2003, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

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

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K


        Exhibit 99.1    Certification of CEO and CFO Pursuant to
                        18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

        There were no Reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARETE INDUSTRIES, INC.


Date: May 20, 2003

By: /s/ Thomas P. Raabe, CEO/ Interim CFO
---------------------------------------------------
Thomas P. Raabe, CEO/ Interim CFO
Interim Principal Financial and Accounting Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated: May 20, 2003       By: /s/ Thomas P. Raabe
                              --------------------------------------------------
                              Thomas P. Raabe, CEO/ Interim CFO
                              Interim Principal Financial and Accounting Officer