Form 10QSB/A
period 2003-03-31
ARETE INDUSTRIES INC
filed 2003-05-20
CIK 820901

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 (Amendment #1)


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
                                                  ============    ============

*-Less than $.01 per share

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the three months ended March 31, 2003
                                   (Unaudited)
                                                          Series 1            Series 2
                                                       preferred stock    preferred stock        Common stock
                                                      ----------------   -----------------  ----------------------   Accumulated
                                                      Shares    Amount   Shares    Amount      Shares    Amount         deficit
                                                      ------   -------   -------  --------  ----------  ----------   ------------

Balance, December 31, 2002                            16,001  $160,014     18,542   $185,425  34,399,581  $9,592,587   $(10,877,308)

   Issuance of Series 2 preferred  stock
     to reimburse advances made to the
     Company (Note 4)                                    --        --         355      3,545        --          --             --

   Issuance of common stock to employees
     and consultants for services (Note 4)               --        --        --         --     7,700,000     119,758           --

   Value of stock options granted to consultants
     (Note 4)                                            --        --        --         --          --        16,737           --

   Net loss for the year ended
     March 31, 2003                                      --        --        --         --          --          --         (149,616)
                                                      ------  ----------   ------   --------  ----------  ----------   ------------

Balance, March 31, 2003                               16,001  $160,014     18,897   $188,970  42,099,581  $9,729,082   $(11,026,924)
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

                            CERTIFICATION PURSUANT TO
    SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I , Thomas P. Raabe, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Arete Industries, Inc.

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