Form 10QSB
period 2003-06-30
ARETE INDUSTRIES INC
filed 2003-08-19
CIK 820901

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

                       For the period ended: June 30, 2003

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the transition period from ___________________ to _______________________


                        Commission File Number 33-16820-D

                             ARETE INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Colorado                                   84-1508638
    ------------------------------                  ------------------
    State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization                   Identification No.)

                 7102 La Vista Place, Suite 100, Niwot, CO 80503
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 652-3113
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2003, Registrant had 57,599,581 shares of common stock, No par value, outstanding.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                      Page No.

     Consolidated Financial Statements:

     Index to Consolidated Financial Statements                                            1

     Consolidated Balance Sheet at June 30, 2003 and December 31, 2002
     (unaudited)                                                                           2

     Consolidated Statements of Operations for the Three Months Ended June 30
     2003 and 2002 (unaudited)                                                             3

     Consolidated Statements of Operations for the Six Months Ended June 30
     2003 and 2002 (unaudited)                                                             4

     Consolidated Statement of Stockholders' Deficit for the Six Months Ended

     June 30, 2003 (unaudited)                                                             5

     Consolidated Statements of Cash Flows for the Six Months Ended June 30,
     2003 and 2002 (unaudited)                                                             6

     Notes to Unaudited Consolidated Financial Statements at June 30, 2003               7-10

     Item 2

     Management's Discussion and Analysis of Financial Condition and Results of
     Operations                                                                          11-15

     Part II - Other Information                                                          16

     Signatures                                                                           17

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      December 31, 2002 and June 30, 2003
                                   (Unaudited)





                                     ASSETS

                                                                                    2002              2003
                                                                                   ------            ------
Current assets:
    Cash and cash equivalents                                                 $        381    $         89
    Accrued interest receivable                                                     24,632          31,197
    Inventory                                                                       20,302          20,302
    Prepaid expenses                                                                 2,285             275
                                                                                 ---------       ---------
      Total current assets                                                          47,600          51,863

Furniture and equipment, at cost net of accumulated
    depreciation of $74,309 (2002) and $88,422 (2003)                               97,056          82,943
Intellectual property                                                               32,215          31,065
                                                                                 ---------       ---------

                                                                              $    176,871    $    165,871
                                                                              ============    ============


                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 2)                                                 $    422,697         429,884
    Accrued expenses                                                               576,333         576,898
    Accrued payroll taxes (Note 2)                                                 289,761         289,761
    Settlement due                                                                  18,650          18,650
    Notes payable - related parties                                                 27,532          10,268
                                                                                 ---------       ---------
      Total current liabilities                                                  1,334,973       1,325,461

Commitments and contingencies (Notes 1 and 2)

Stockholders' deficit (Notes 4 and 5):
    Convertible Class A preferred stock; $10 face value,
      1,000,000 shares authorized:
        Series 1, 30,000 shares authorized, 16,001
          shares issued and outstanding                                            160,014         160,014
        Series 2, 25,000 shares authorized, 18,542 (2002)
          and 19,329 (2003) shares issued and outstanding                          185,425         193,287
    Common stock, no par value; 499,000,000 shares
      authorized, 34,399,581 (2002) and 47,599,581 (2003)
      shares issued and outstanding                                              9,592,587       9,833,082
    Accumulated deficit                                                        (10,877,308)    (11,127,153)
    Notes receivable from sale of stock                                           (218,820)       (218,820)
                                                                                 ---------       ---------
      Total stockholders' deficit                                               (1,158,102)     (1,159,590)
                                                                               -----------     -----------

                                                                              $    176,871    $    165,871
                                                                              ============    ============


                            See accompanying notes.

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended June 30, 2002 and 2003
                                  (Unaudited)


                                                   2002             2003
                                                   ----             ----
Revenues:
    Sales                                    $         --    $         --
                                                ---------       ---------
      Total revenues                                   --              --

Operating expenses:
    Depreciation                                    8,101           6,598
    Rent                                            6,464           4,259
    Other operating expenses                       78,079          88,320
                                                ---------       ---------
      Total operating expenses                     92,644          99,177
                                                ---------       ---------

        Total operating loss                      (92,644)        (99,177)

Other income (expense):
    Interest expense                                 (573)         (4,334)
    Interest and miscellaneous income               3,328           3,282
                                                ---------       ---------

      Total other income (expense)                  2,755          (1,052)
                                                ---------       ---------

Net loss (Note 3)                            $    (89,889)   $   (100,229)
                                             ============    ============


Basic and diluted loss per share                        *               *
                                             ============    ============


Weighted average common shares outstanding     24,416,000      46,545,000
                                             ============    ============

*-Less than $.01 per share



                            See accompanying notes.

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the six months ended June 30, 2002 and 2003
                                  (Unaudited)



                                                 2002                 2003
                                                 ----                 ----
Revenues:
    Sales                                    $        379    $         --
                                              -----------     -----------
      Total revenues                                  379              --

Operating expenses:
    Depreciation                                   16,203          14,113
    Rent                                           16,268           6,343
    Other operating expenses                      109,804         226,628
                                              -----------     -----------

      Total operating expenses                    142,275         247,084
                                              -----------     -----------

        Total operating loss                     (141,896)       (247,084)

Other income (expense):
    Interest expense                               (4,869)         (9,326)
    Interest and miscellaneous income               6,556           6,565
                                              -----------     -----------

      Total other income (expense)                  1,687          (2,761)
                                              -----------     -----------

Net loss (Note 3)                            $   (140,209)   $   (249,845)
                                              ===========     ===========



Basic and diluted loss per share             $      (0.01)   $      (0.01)
                                              ===========     ===========

Weighted average common shares outstanding     24,416,000      42,720,000
                                              ===========     ===========


                            See accompanying notes.

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
                     For the six months ended June 30, 2003
                                  (Unaudited)



                                              Series 1 preferred stock        Series 2 preferred stock         Common stock
                                              -------------------------       -------------------------        ------------
                                               Shares           Amount          Shares          Amount            Shares
                                               ------           ------          ------          ------            ------

Balance, December 31, 2002                          16,001        $ 160,014          18,542       $ 185,425         34,399,581

Issuance of Series 2 preferred  stock
   to reimburse advances made to the
   Company (Note 4)                                      -                -             787           7,862                  -

Exercise of Stock Options                                -                -               -               -          2,000,000

Issuance of common stock to employees
   and consultants for services (Note 4)                 -                -               -               -         11,200,000

Value of stock options granted to consultants
   (Note 4)                                              -                -               -               -                  -

Net loss for the six months ended
   June 30, 2003                                        -                -               -               -                  -
                                                   -------       ----------         -------      ----------        -----------
                                                   16,001        $ 160,014          19,329       $ 193,287         47,599,581
                                                   =======       ==========         =======      ==========        ===========


                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
                     For the six months ended June 30, 2003
                                  (Unaudited)

                                    Continued


                                                    Common Stock       Accumulated
                                                       Amount            deficit
                                                   -------------      ------------
Balance, December 31, 2002                          $ 9,592,587       $(10,877,308)

Issuance of Series 2 preferred  stock
   to reimburse advances made to the
   Company (Note 4)                                           -                  -

Issuance of Series 2 preferred  stock
   for cancellation of notes payable
   (Note 4)                                                   -                  -

Exercise of Stock Options                                40,000                  -

Issuance of common stock to employees
   and consultants for services (Note 4)                183,758                  -

Issuance of common stock in payment
   of accrued interest (Note 4)                                                  -

Value of stock options granted to consultants
   (Note 4)                                              16,737                  -

Net loss for the six months ended
   June 30, 2003                                             -            (249,845)
                                                   -----------       -------------
                                                   $ 9,833,082        $(11,127,153)
                                                   ===========       =============

                            See accompanying notes.

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the six months ended June 30, 2002 and 2003
                                  (Unaudited)



                                                           2002          2003
                                                           ----          ----
Cash flows from operating activities:
    Net loss                                            $(140,209)   $(249,845)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                      16,203       15,263
        Stock issued and options granted for services          --      200,495
        Changes in assets and liabilities:
          Interest receivable                              (6,555)      (6,565)
          Prepaid expenses                                 (2,583)       2,010
          Accounts payable                                  4,021        7,187
          Accrued expenses                                 89,893          565
                                                         --------     --------
            Total adjustments                             100,979      218,955
                                                         --------     --------

        Net cash provided by operating activities         (39,230)     (30,890)

Cash flows from investing activities:

    Security deposit                                          616           --
                                                         --------     --------

        Net cash used in investing activities                 616           --

Cash flows from financing activities:

    Proceeds from issuance of preferred stock              38,947        7,862
    Proceeds from exercise of stock options                    --       40,000
    Payment of note payable - related parties                  --      (17,264)
                                                         --------     --------

      Net cash provided by financing activities            38,947       30,598
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents          333         (292)
Cash and cash equivalents at beginning of period              110          381
                                                         --------     --------

Cash and cash equivalents at end of period              $     443    $      89
                                                        =========    =========


                            See accompanying notes.
                                       6

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


1. Summary of significant accounting policies

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2002 and June 30, 2003, and the results of operations and cash flows for the periods ended June 30, 2002 and 2003.

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at June 30, 2003, the Company has a working capital deficit of $1,273,598 and a stockholders' deficit of $1,159,590. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of June 30, 2003, the Company received proceeds of $193,287 for the purchase of 19,329 shares of Series 2 Convertible Preferred Stock. As a development stage company, the Company continues to rely on infusions of debt and equity capital to fund operations. Subsequent to the end of the second quarter, the Company received an additional $6,713 from Eagle Capital to complete its subscription for the Series 2 Convertible Preferred Stock and issued an additional 671 shares of such preferred stock for a total issuance of 20,000 shares of the Series 2 Convertible Preferred. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

     The Company has modified its business plan to focus on identification of a high-growth and high margin industry sector in which present conditions are favorable for entry by the Company and to develop ventures in the chosen industry directly and through acquisition of management, capital, and assets by one or more acquisitions of going concerns. The Company is evaluating several areas at the present time including the energy industry, such as purchasing interests in producing oil and/or gas properties, and alternative energy ventures such as wind energy and renewable energy. Also under consideration is creation and operation of one or more investment funds to engage in energy related and socially responsible investments. The Company will continue to seek to build a portfolio of equity and debt positions in promising emerging and high growth-stage companies and to provide such companies with financial and board level managerial support. The Company believes that it can provide its potential portfolio companies access to private and public debt and/or equity capital by offering these companies the opportunity to go public through a registered rights offering or dividend distribution to the Company's shareholders.

2.   Delinquent amounts payable

     As of June 30, 2003, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003



3.   Income taxes

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $4,414,000 which expire in years through 2023.

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

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 shares of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of June 30, 2003, the Company received proceeds of $193,287 for the purchase of 19,329 shares of Series 2 Convertible Preferred Stock. These preferred shares are convertible into 19,328,671 shares of common stock.

     On January 29, 2003, the Company issued 5,000,000 shares of common stock valued at $75,000, and granted stock options to purchase 3,000,000 shares at $0.0165 per share to its officers and directors for compensation for the first quarter. These options are exercisable beginning 79 days from the date of issuance and for a period of two years thereafter. Additionally during the first quarter, 1,000,000 shares of common stock were issued to one consultant for services performed valued at $15,000. On April 1, 2003, the Company issued 1,000,000 common shares to the CEO for compensation valued at $14,000 or $0.014 per share and granted stock options to purchase 3,000,000 common shares at $0.0155 per share to its officers and directors for compensation in the second quarter. These options are exercisable for a period beginning June 30, 2003 and expiring on April 1, 2005. On April 3, 2003, the CEO and a consultant exercised 1,000,000 common stock options each for $0.02 per share for a total of $25,000 in cash and payment of $15,000 in notes payable to the CEO. Additionally, during the second quarter, 1,000,000 shares of common stock were issued to one consultant for services performed valued at $20,000.

     By agreement dated March 6, 2003, the Company engaged a consultant to provide corporate communications support for a period of six months from such date for compensation of 3,000,000 common shares and stock options to purchase up to 4,000,000 common shares for $0.015 per share for a period expiring 6 months from such date (valued at $16,737). 1,500,000 of these shares were issued in the first quarter valued at $22,500 and the Company issued the second 1,500,000 shares during the second quarter valued at $30,000.

     On March 7, 2003, the Company issued 200,000 shares of common stock valued at $7,258 in final settlement of a wage claim.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


4. Stock transactions (continued)

     During the second quarter, the Company inadvertently issued shares and/or granted stock options which exceeded the number of common shares allocated to its 2002 Incentive Stock Option Plan by 683,333 shares. Certain of these include shares reserved for issuance on exercise of outstanding stock options. During the second quarter, the Company adopted a policy not to allow exercise of the most recently granted stock options unless other outstanding options expire, other shares pending issuance are cancelled or shares that were issued under the plan can be reassigned outside of the 2002 Plan or included in the anticipated 2003 Omnibus Stock Compensation and Incentive Plan in sufficient number to allow their exercise.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the period ended June 30, 2003 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  2002              2003
                                                  ----              ----

        Net loss - as reported              $    (140,209)    $    (249,845)
        Net loss - pro forma                     (140,209)         (302,987)
        Loss per share - as reported             (0.01)            (0.01)
        Loss per share - pro forma               (0.01)            (0.01)



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.45% to 1.75%; and expected life of .5 to 2 years.

5.   Subsequent Events

     On July 21, 2003, Mr. Gerald J. Brandimarte resigned as an officer and director of the Company, agreeing to cancel his outstanding stock options to purchase up to 4,000,000 shares of common stock. Mr. Brandimarte resigned after efforts to develop a variable rate bond trust financing vehicle proved unsuccessful and to resolve an inherent conflict of interest relating to his ownership and management position with Tri-State Transfer Industries, LLC., with whom the Company has a letter of intent to acquire a 5% Limited Liability Membership Interest at such time as this company completes the most preliminary steps of its development stage.

     Following the end of the second quarter, an additional 3,000,000 in common stock options were cancelled, and an additional 5,000,000 common stock options were suspended pending reassignment to a subsequent compensation plan or the availability under the current plan to allow for their exercise prior to such reassignment.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

     By agreement dated August 4, 2003, the Company engaged a corporate consultant to provide advisory services, recommendations and to make introductions to assist the Company in refining and executing its business plan, including corporate finance, mergers and acquisitions and corporate visibility. The agreement is for a term of 6 months for compensation of 7,000,000 common shares valued at $0.01 per share or $70,000 and is renewable for additional periods.

     Also, on August 4, 2003, the Company issued 1,000,000 shares of common stock valued at $10,000 to a consultant for printing, direct mail and further media services, and issued 500,000 common shares each to its remaining two directors for compensation valued at $5,000 each.

     Following the end of the second quarter, the Company received $6,713 from an affiliated company toward a subscription for Series 2 Preferred Stock and issued 671 shares of such preferred stock, completing the $200,000 subscription agreement executed by such affiliate.

Item 2-Management's Discussion and Analysis

Critical accounting policies

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

Overview

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

During fiscal years 2000 and 2001, the Company operated as a business incubator for its Arete Outdoors subsidiary and a software development project of a language teaching software system, robotic control system and other applications utilizing a proprietary artificial intelligence engine developed by Dr. William Hutchison. These projects were initially funded internally, but the Company was unable to raise sufficient additional capital to continue to support further start-up and development stage activities and were abandoned at the end of 2001. During fiscal year 2002, the Company had downsized and engaged in restructuring to engage in business development activities for emerging growth companies by pursuing several alternative financing vehicles to provide candidates with growth capital. In the second half of fiscal year 2002, the Company initiated efforts to raise capital through investment grade debt securities and engaged in the process of finding acquisition and business development clients. These activities stalled due to the inability of the Company and its affiliates to successfully execute an underwriting of a variable rate bond note funding. However, at the end of fiscal year 2002, the Company, initiated a transaction to acquire an interest in a venture to create a series of municipal solid waste and construction and demolition facilities on the east coast. This project is still in its formative stages.

At the end of July, 2003, Mr. Brandimarte resigned as an officer and director of the Company. He also resigned and recanted his interest in Eagle Capital Funding Corp., an affiliate of the Company. He also assigned his Membership Interest in Eagle Capital Fund - I, LLC to Eagle Capital Funding Corp. ("ECF"), the Managing Member of Eagle Capital Fund - I, LLC. ("ECF-I") In September, 2002, Messrs. Raabe, Stewart and Brandimarte each purchased an 18% interest in ECF-I, with 1,000,000 shares each of their common stock of the Company, or a total of 3,000,000 shares. ECF is currently owned by the CEO and Mr. Stewart, a director and executive officer of the Company and it owns 20,000 shares of the Company's Series 2 Convertible Preferred Stock (the "Series 2 Preferred") as of August 14, 2003. The 20,000 shares of Series 2 Preferred are convertible into 20,000,000 shares of the Company's common stock at $0.01 in face value of preferred per common share, and were purchased for $10.00 per share or $200,000 in cash. ECF-I owns 10,000 of the 20,000 outstanding shares of the Series 2 Preferred convertible into 10,000,000 common shares which were purchased with $100,000 in notes payable by the Company to third parties who purchased LLC Membership Interests in ECF-I with the referenced notes payable. Through their ownership of ECF and their direct and indirect interests in ECF-I, the two directors currently own a controlling interest in the Company.

During the fourth quarter of fiscal 2002, we continued to downsize our operations, preserved our assets and resources, and maintained our current reporting status as a public company in order to preserve our continuity and our ability to launch our new corporate vision. In December 2002, the Company moved its corporate offices into an executive suite, reducing its overhead to an absolute minimum. During the first and second quarters of the current fiscal year, we have re-examined our corporate direction and focus and have determined to pursue business as a business development company, but to concentrate our resources on developing ventures in a single industry sector while retaining the option of assisting growth stage companies in other industries achieve their objectives of going public through an association with the Company through a registered rights offering or stock dividend to the Company's public shareholders. Presently, we continue our efforts to compromise or resolve outstanding obligations including accrued employee compensation, withholding and other taxes, operating and trade payables of the Company and its former subsidiary operations. To date these efforts have been funded by cash advances, infusions from related parties, and by the issuance of common stock for services. The Company will be required to rely upon ongoing financial support from these parties for the foreseeable future.

Financial Condition

As of June 30, 2003, the Company had $165,871 in total assets and $1,325,461 in total liabilities, as compared to $176,871 and $1,334,973 at the end of fiscal year ended December 31, 2002, respectively. Accounts payable and accrued expenses at June 30, 2003 were $1,296,543 as compared to $1,288,791 at December 31, 2002. During the six month period ended June 30, 2003, the Company repaid $17,754 in notes payable to the CEO, paid $89,000 in compensation and paid $87,500 in consulting fees with issuance of common stock and stock options. During April of 2003, the Chief Executive Officer exercised 1,000,000 in stock options with $5,000 in cash and payment of $15,000 of note payable; and a consultant exercised 1,000,000 in common stock options with $20,000 in cash.

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of trade payables of $87,625 and unpaid 1999 payroll taxes of $58,230 remaining from its printing and direct mail advertising business. The Company owes approximately $231,531 in unpaid Federal payroll taxes for calendar years 1995 through 1997, 2000 and 2001. Further the Company owes $62,316 to creditors under its Plan of Reorganization confirmed in September 1995. (See: Note 2 to Financial Statements.)

During the period ended June 30, 2003, the Company continued to rely upon infusions of cash from loans and cash advances by officers, directors and affiliates of the Company. During the second quarter of 2003, $4,316.95 was received in partial payment of a subscription agreement for purchase of Series 2 Preferred Stock. The proceeds were used for overhead, payment of corporate obligations, legal fees and accounting expenses for corporate reporting. As of June 30, 2003, executive salaries and bonuses of $518,873 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members.

Results of operations

The Company's operations during the second quarter of 2003 have been confined to business development activities of its officers, directors and consultants, and administrative bookkeeping tasks related to creditor and investor relations and securities act compliance. The Company is currently not providing new venture management or advisory activities and therefore not generating revenue from executive and management services.

The Company's revenues from operations for the three month period ended June 30, 2003 were $0, as compared to revenues of $0 for the same period in 2002. Operating expenses for the three month period ended June 30, 2003 were $99,177, as compared to $92,644 for the same period in 2002, resulting in an operating loss of $99,177 and $92,644 for the three month period ended June 30, 2003 and 2002, respectively. Operating expenses for the three month period ended June 30, 2003 included officer and director compensation of $14,000, consulting of $50,000 and other operating expenses of $35,177, including accounting fees, bookkeeping, transfer agent fees, and storage fees. Operating expenses for the comparative three month period ended June 30, 2002 were $29,000 in accrued executive salaries, rent of $6,464 and other operating expenses of $57,180 including consulting, bookkeeping, shareholder communication, transfer agent fees, accounting and auditing expenses and costs associated with the annual shareholders meeting in July 2002.

The Company's revenues from operations for the six month period ended June 30, 2003 were $0, as compared to revenues of $379 for the same period in 2002. Operating expenses for the six month period ended June 30, 2003 were $247,084, as compared to $142,275 for the same period in 2002, resulting in an operating loss of $247,084 and $141,896 for the six month period ended June 30, 2003 and 2003, respectively. Operating expenses for the six month period ended June 30, 2003 included officer and director compensation of $89,000, consulting of $105,187 and other operating expenses of $52,897, including accounting fees, bookkeeping, transfer agent fees, and storage fees. Operating expenses for the comparative six month period ended June 30, 2002 were $61,000 in accrued executive salaries, rent of $16,268 and other operating expenses of $65,007 including consulting, bookkeeping, shareholder communication, transfer agent fees, accounting and auditing expenses and costs associated with the annual shareholders meeting in July 2002.

In January 2003, the Company moved to an executive suite on a month to month basis reducing its rent to $1,000 per month. The Company continues to rent storage space for file storage, furniture and excess equipment as well as its Arete Outdoors inventory for approximately $550 per month.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of June 30, 2003 of $1,273,598. This compares to a working capital deficit of $1,287,373 as of December 31, 2002. During the quarter ended June 30, 2003 an aggregate of 5,500,000 shares of common stock were issued for aggregate consideration of $104,000 (avg. $0.019 per share) and the Company issued 432 shares of Series 2 Convertible Preferred Stock valued at face value of $4,316.

The Company had a stockholder's deficit at June 30, 2003 of $1,159,590. This is compared to stockholder's deficit at December 31, 2002 of $1,158,102. The stockholder's deficit increased due to the Company operating at a loss, offset by the exercise of stock options for cash and payment of notes payable to insiders, and the issuance of preferred stock for cash.

At June 30, 2003, the Company had no material commitments for capital expenditures.

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

The Company has recently reduced the number of outstanding common shares to allow it to raise equity capital and to effect conversion and exercise of outstanding common stock options and conversion rights of preferred stock which has been reserved for issuance to insiders in exchange for their accrued cash advances, and for issuance in a private placement of up to $200,000 in Series 2 Convertible Preferred stock, which the Company completed on August 14, 2003. As of June 30, 2003, the Company had raised $193,287 in gross proceeds of this private placement and had 19,329 outstanding shares of Series 2 Convertible Preferred.

The Company may continue to be required to issue further stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the company to meet its obligations in the near-term.

Subsidiaries/Employees

Arete Industries, Inc. has its CEO on a full time basis and its second director who serves part-time as a corporate officer. The Company employs independent contractors for special services including shareholder relations, marketing and business plan development, and business development, merger and acquisition services. The Company's subsidiary, Aggression Sports, Inc. presently has no employees other than its acting president, the Company's current CEO. The CEO operates and manages both entities and remains on a deferred salary basis for the first two quarters of 2003. During the first two quarters, the CEO accepted 2,000,000 shares of common stock as a compensation grant valued at $29,000, an Incentive stock option to purchase 1,000,000 shares of common stock at $0.0165 per share and an incentive stock option to purchase 1,000,000 shares of common stock at $0.0155 per share. During the first two quarters, the two outside directors each received 2,000,000 share common stock grant valued at $30,000 each and Incentive Stock Options to purchase 1,000,000 common shares of common stock each at $0.0165 per share for compensation for the first quarter and 1,000,000 common shares each at $0.0155 per share for compensation for the second quarter. Following the end of the second quarter, the two outside directors agreed to cancel 7,000,000 common stock options, and the CEO and remaining director agreed to suspend from exercise their remaining 4,000,000 common stock options until such time as sufficient shares become available under the Company's current plan or a future stock option plan.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Period ended June 30, 2003, there were no material legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 Certification of CEO and CFO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of CEO and CFO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.

There were no Reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARETE INDUSTRIES, INC.


Date: August 19, 2003

By: /s/ Thomas P. Raabe, CEO/ Interim CFO
   --------------------------------------
        Thomas P. Raabe, CEO/ Interim CFO
        Interim Principal Financial and Accounting Officer