Form 10QSB
period 2003-09-30
ARETE INDUSTRIES INC
filed 2003-11-19
CIK 820901

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

                    For the period ended: September 30, 2003

                                       or

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the transition period from ___________________ to _______________________


                        Commission File Number 33-16820-D


                             ARETE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          Colorado                                              84-1508638
------------------------------                               ------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)


  7102 La Vista Place, Suite 100, Niwot, CO                       80503
  -----------------------------------------                     ---------
  (Address of principal executive offices)                      (Zip Code)


                                 (303) 652-3113
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



                                 Not Applicable
                   -------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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

                                 [ ] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 12, 2003, Registrant had 73,092,626 shares of common stock, No par value, outstanding.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                   Page No.
                                                                   --------

Consolidated Financial Statements:

Index to Consolidated Financial Statements                            1

Consolidated Balance Sheet at September 30, 2003 and
December 31, 2002 (unaudited)                                         2

Consolidated Statements of Operations for the Three
Months Ended September 30, 2003 and 2002 (unaudited)                  3

Consolidated Statements of Operations for the Nine
Months Ended September 30, 2003 and 2002 (unaudited)                  4

Consolidated Statement of Stockholders' Deficit for
the Nine Months Ended September 30, 2003 (unaudited)                  5

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2003 and 2002 (unaudited)                  6

Notes to Unaudited Consolidated Financial Statements
at September 30, 2003                                                7-11
Item 2
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  12-18

Part II - Other Information                                          19

Signatures                                                           20

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                    December 31, 2002 and September 30, 2003
                                   (Unaudited)

                                     ASSETS
                                     ------


                                                                 2002              2003
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $        381    $      3,904
    Accrued interest receivable                                     24,632          34,479
    Inventory                                                       20,302            --
    Inventory and molds held for disposal (Note 4)                    --            25,244
    Prepaid expenses                                                 2,285            --
                                                              ------------    ------------
      Total current assets                                          47,600          63,627

Furniture and equipment, at cost net of accumulated
    depreciation of $74,309 (2002) and $13,328 (2003)               97,056           1,273
Intellectual property                                               32,215            --
                                                              ------------    ------------
                                                              $    176,871    $     64,900
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


Current liabilities:
    Accounts payable (Note 2)                                 $    422,697    $    431,954
    Accrued expenses                                               576,333         580,549
    Accrued payroll taxes (Note 2)                                 289,761         289,761
    Settlement due                                                  18,650          18,650
    Notes payable - related parties                                 27,532          15,978
                                                              ------------    ------------
      Total current liabilities                                  1,334,973       1,336,892

Commitments and contingencies (Notes 1 and 2)

Stockholders' deficit (Notes 5 and 6):
    Convertible Class A preferred stock; $10 face value,
      1,000,000 shares authorized:
        Series 1, 30,000 shares authorized, 16,001
          shares issued and outstanding                            160,014         160,014
        Series 2, 25,000 shares authorized, 18,542 (2002)
          and 20,000 (2003) shares issued and outstanding          185,425         200,000
    Common stock, no par value; 499,000,000 shares
      authorized, 34,399,581 (2002) and 59,474,581 (2003)
      shares issued and outstanding                              9,592,587       9,961,807
    Accumulated deficit (Including $81,898 accumulated
      during the development stage)                            (10,877,308)    (11,327,868)
    Deferred compensation                                             --           (27,125)
    Notes receivable from sale of stock                           (218,820)       (238,820)
                                                              ------------    ------------
      Total stockholders' deficit                               (1,158,102)     (1,271,992)
                                                              ------------    ------------
                                                              $    176,871    $     64,900
                                                              ============    ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED  STATEMENT OF OPERATIONS
             For the three months ended September 30, 2002 and 2003
                                   (Unaudited)
                                                                        2002            2003
                                                                    ------------    ------------
Operating expenses:
   Depreciation                                                     $       --      $        200
   Rent                                                                     --             2,277
   Other operating expenses                                                 --            78,469
                                                                    ------------    ------------
     Total operating expenses                                               --            80,946
                                                                    ------------    ------------
       Total operating loss                                                 --           (80,946)

Other income (expense):
   Interest expense                                                      (16,360)         (4,234)
   Interest and miscellaneous income                                       3,277           3,282
                                                                    ------------    ------------
     Total other income (expense)                                        (13,083)           (952)
                                                                    ------------    ------------
Net loss from continuing operations                                      (13,083)        (81,898)

Net loss from discontinued operations (including loss on disposal
   of $102,006 in 2003) (Note 4)                                        (135,309)       (118,813)
                                                                    ------------    ------------

Net loss (Note 3)                                                   $   (148,392)   $   (200,711)
                                                                    ============    ============


Basic and diluted loss per share from continuing operations         $        *      $       *
                                                                    ============    ============
Basic and diluted loss per share                                    $       0.01    $       *
                                                                    ============    ============

Weighted average common shares outstanding                            28,900,000      54,100,000
                                                                    ============    ============

* Less than $.01 per share

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED  STATEMENT OF OPERATIONS
              For the nine months ended September 30, 2002 and 2003
                                   (Unaudited)

                                                                        2002            2003
                                                                    ------------    ------------
Operating expenses:
   Depreciation                                                     $       --      $        200
   Rent                                                                     --             2,277
   Other operating expenses                                                 --            78,469
                                                                    ------------    ------------
     Total operating expenses                                               --            80,946
                                                                    ------------    ------------
       Total operating loss                                                 --           (80,946)

Other income (expense):
   Interest expense                                                      (21,229)        (13,560)
   Interest and miscellaneous income                                       9,833           9,847
                                                                    ------------    ------------
     Total other income (expense)                                        (11,396)         (3,713)
                                                                    ------------    ------------
Net loss from continuing operations                                      (11,396)        (84,659)

Net loss from discontinued operations (including loss on disposal
   of $102,006 in 2003) (Note 4)                                        (277,205)       (365,901)
                                                                    ------------    ------------

Net loss (Note 3)                                                   $   (288,601)   $   (450,560)
                                                                    ============    ============

Basic and diluted loss per share from continuing operations         $       *       $      *
                                                                    ============    ============

Basic and diluted loss per share                                    $      (0.01)   $      (0.01)
                                                                    ============    ============

Weighted average common shares outstanding                            25,900,000      46,600,000
                                                                    ============    ============

* Less than $.01 per share


                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED  STATEMENT OF  STOCKHOLDERS'  DEFICIT
                  For the nine months ended September 30, 2003
                                   (Unaudited)


                                                     Series 1              Series 2
                                                  preferred  stock      preferred stock           Common stock
                                                -------------------   -------------------   -----------------------    Accumulated
                                                 Shares     Amount     Shares      Amount      Shares        Amount      deficit
                                                --------   --------   ---------  --------   ----------   ----------   -------------

Balance, December 31, 2002                        16,001   $ 160,014     18,542  $185,425   34,399,581   $9,592,587   $(10,877,308)

   Issuance of Series 2 preferred  stock
     to reimburse advances made to the
     Company (Note 5)                               --         --         1,458    14,575        --           --              --

   Exercise of stock options (Note 5)               --         --         --        --       3,500,000       65,500           --

   Issuance of common stock to employees
     and consultants for services (Note 5)          --         --         --        --      21,575,000      286,983           --

   Value of stock options granted to consultants
     (Note 5)                                       --         --         --        --           --          16,737           --

   Net loss for the nine months ended
     September 30, 2003                             --         --         --        --           --           --         (450,560)
                                                --------   --------   ---------  --------   ----------   ----------   -------------
Balance, September 30, 2003                       16,001   $160,014      20,000  $200,000   59,474,581   $9,961,807   $(11,327,868)
                                                ========   ========   =========  ========   ==========   ==========   =============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2002 and 2003
                                   (Unaudited)


                                                          2002          2003
                                                          ----          ----
Cash flows from operating activities:
    Net loss                                            $(288,601)   $(450,560)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                      24,504       21,050
        Stock issued and options granted for services     110,146      276,595
        Impairment loss                                      --        102,006
        Changes in assets and liabilities:
          Interest receivable                              (9,833)      (9,847)
          Prepaid expenses                                    424        2,285
          Accounts payable                                  8,452        9,257
          Accrued expenses                                 95,943        4,216
                                                        ---------    ---------
            Total adjustments                             229,636      405,562
                                                        ---------    ---------

        Net cash used in operating activities             (58,965)     (44,998)

Cash flows from investing activities:
    Purchase of property and equipment                       (200)        --
    Security deposit                                        5,216         --
                                                        ---------    ---------
        Net cash provided by investing activities           5,016         --
                                                        ---------    ---------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock              54,930       14,575
    Proceeds from exercise of stock options                  --         65,500
    Note Receivable from sale of stock                       --        (20,000)
    Payment of note payable - related parties                --        (11,554)
                                                        ---------    ---------
      Net cash provided by financing activities            54,930       48,521
                                                        ---------    ---------

Net increase  in cash and cash equivalents                    981        3,523

Cash and cash equivalents at beginning of period              110          381
                                                        ---------    ---------

Cash and cash equivalents at end of period              $   1,091    $   3,904
                                                        =========    =========

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


1.   Summary of significant accounting policies
-----------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2002 and September 30, 2003, and the results of operations and cash flows for the periods ended September 30, 2002 and 2003.

     The financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including: (i) cessation of operations of its subsidiary,
     Aggression Sports, Inc.; and (ii) having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies; and having embarked on an entirely new business. The new business consists of developing opportunities in the traditional and alternative and renewable energy sectors, which contemplates the formation of capital and management resources to pursue development of new business opportunities in these areas. The reclassification of the Company as in its development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has changed its financial statements to reflect this divergence from its past business endeavors including losses from the write down of assets and valuation of assets held for disposal from discontinued operations. The Company has incurred significant losses and at September 30, 2003, the Company has a working capital deficit of $1,273,265 and a stockholders' deficit of $1,271,992. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities pursuant to the plan of reorganization entered in September of 1995. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

     On December 19, 2001, a new Series of the Company's Class A Preferred Stock was designated and the Company initiated a private placement to related parties of up to 25,000 shares of Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of September 30, 2003, the Company received proceeds of $200,000 for the purchase of 20,000 shares of Series 2 Convertible Preferred Stock from an affiliate. As a development stage company, the Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

     The Company has embarked on an entirely new business focusing on acquiring interests in traditional oil and gas ventures as well as development of alternative and renewable energy projects. In the oil and gas field, the Company is looking for conservation oriented projects that offer high profit, low risk projects including overlooked and by-passed reserves of natural gas, which will include shut-in and in-field development, stripper wells, re-completion and re-working projects. The Company is interested in combining traditional oil and gas investments with projects that advance and exploit the use of alternative and renewable energy including bio-mass, co-generation, solar, wind, municipal and organic waste conversion to bio-fuels, and alternative electrical energy feed stocks. The Company will seek to make investments for direct participations in the revenue streams from such projects on a project finance basis, as well as through acquisition of management, capital, and assets by one or more acquisitions of going concerns. Also under consideration is creation and operation of one or more investment funds to engage in energy related, socially responsible investments. While the Company contemplates focusing all of its energy and resources on this plan for the indefinite future, it has not entirely abandoned its vision of assisting promising emerging and high growth-stage businesses with financial and board level managerial support with a view of taking such companies public through a registered rights offering or dividend distribution to the Company's shareholders.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


2. Delinquent amounts payable
-----------------------------

     As of September 30, 2003, the Company is delinquent on payments of various amounts to creditors including payroll taxes and $62,316 to creditors required to be paid under the terms of its plan of reorganization. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

3.   Income taxes
-----------------

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $4,513,000 which expire in years through 2023.

     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

     The Company's net operating losses are restricted as to the amount which may be utilized in any one year.

4.   Discontinued Operations
----------------------------

     The Company's decision to pursue projects and investments in traditional oil and gas as well as the `New' alternative and renewable Energy business is an entirely new business direction that requires that it take the decisive step to formally discontinue its former operations. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. The effect in the current three month period of this reclassification includes a write-down of inventory and fixed assets held for disposal from discontinued operations of $102,006, and a loss of $16,807 from discontinued operations. The effect in the current nine month period of this reclassification includes a write-down of assets from discontinued operations of $102,006, and a loss of $263,895 from discontinued operations.

5.   Stock transactions
-----------------------

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


5.   Stock transactions (continued)
-----------------------------------

     On January 29, 2003, the Company issued 5,000,000 shares of common stock valued at $75,000, and granted stock options to purchase 3,000,000 shares at $0.0165 per share to its officers and directors for compensation for the first quarter. These options are exercisable beginning 79 days from the date of issuance and for a period of two years thereafter. During the third quarter, 2,000,000 of these options were cancelled. Additionally during the first quarter, 1,000,000 shares of common stock were issued to one consultant for services performed valued at $15,000. On April 1, 2003, the Company issued 1,000,000 common shares to the CEO for compensation valued at $14,000 or $0.014 per share and granted stock options to purchase 3,000,000 common shares at $0.0155 per share to its officers and directors for compensation in the second quarter. These options are exercisable for a period beginning September 30, 2003 and expiring on April 1, 2005. During the third quarter, 1,000,000 of these options were cancelled. On April 3, 2003, the CEO and a consultant exercised 1,000,000 common stock options each for $0.02 per share for a total of $25,000 in cash and payment of $15,000 in notes payable to the CEO. Additionally, during the second quarter, 1,000,000 shares of common stock were issued to one consultant for services performed valued at $20,000. Also, during the third quarter 4,000,000 stock options granted originally granted in 2001 and 2002 to two directors and exercisable for $0.02 per share, were cancelled.

     On March 7, 2003, the Company issued 200,000 shares of common stock valued at $7,258 in final settlement of a wage claim.

     During the second quarter, the Company inadvertently issued shares and/or granted stock options which exceeded the number of common shares allocated to its 2002 Incentive Stock Option Plan by 683,333 shares. Certain of these include shares reserved for issuance on exercise of outstanding stock options. During the third quarter, as stated above certain of these options were cancelled, and a total of 7,000,000 stock options were restricted from exercise unless and until other options were cancelled, or such options included under a subsequently authorized incentive stock option plan in sufficient number to allow their exercise.

     On July 21, 2003, Mr. Gerald J. Brandimarte resigned as an officer and director of the Company, agreeing to cancel his outstanding stock options to purchase up to 4,000,000 shares of common stock (including 2,000,000 shares cancelled as discussed above.)

     On July 27, 2003 the Company issued 1,000,000 common shares for consulting services to an outside consultant valued at $9,100.

     By agreement dated August 4, 2003, the Company engaged a corporate consultant to provide advisory services, recommendations and to make introductions to assist the Company in refining and executing its business plan, including corporate finance, mergers and acquisitions and corporate visibility. The agreement is for an initial term of 6 months from its execution date and is renewable for additional periods. The Company paid an initial consulting fee 7,000,000 common shares valued at $0.01 per share or $70,000, $47,000 of which was expensed in the current period and the balance of $23,000 was deferred and expensed during the fourth quarter.

     Also, on August 4, 2003, the Company issued 1,000,000 shares of common stock valued at $10,000 to a consultant for printing, direct mail and further media services, and issued 500,000 common shares each to its remaining two directors for compensation valued at $5,000 each.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003



5.    Stock transactions (continued)
------------------------------------

     During the third quarter, the Company received $6,713 from an affiliated company toward a subscription for Series 2 Preferred Stock and on August 14, 2003 was issued 671 shares of such preferred stock, completing the $200,000 subscription agreement executed by such affiliate. These shares of the Series 2 Preferred Stock are convertible into 20,000,000 shares of common stock.

     On August 21, 2003, the board of directors of the Company adopted the 2003 Omnibus Stock Option and Compensation Plan, designating up to 40,000,000 common shares that may be issued thereunder, redesignated 5,000,000 stock options previously granted to this Plan, and designated 7,000,000 new stock options exercisable at $0.01 per share, in direct grants to the two directors, plus set aside 10,000,000 shares issuable under the new 2003 Plan as employee stock purchase rights, priced at $0.01 per share. The Company also authorized and filed a Registration Statement on Form S-8 covering the shares designated under such Plan. The Company intends to submit the new 2003 Plan for shareholder approval at its next annual or special shareholder meeting, during the first or second quarter of 2004.

     On September 8, 2003 a consultant exercised an option to purchase 1,000,000 shares of common stock at $0.02 per shares, with a full recourse promissory note.

     On September 25, 2003 the Company appointed three new independent directors, created Audit, Compensation and Nominating Committees of the independent directors, and issued stock compensation of 125,000 common shares valued at $1,375 plus stock options to purchase 250,000 shares of common stock at $0.011 per share to each new director as compensation for the fourth quarter of 2003. On September 29, 2003, two of the new directors exercised their stock options for 250,000 shares each with cash of $2,750 each. The third director exercised his stock option, subsequent to the end of the third quarter for $2,750.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the period ended September 30, 2003 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  2002              2003
                                                  ----              ----

        Net loss - as reported               $  (288,601)      $  (450,560)
        Net loss - pro forma                    (310,033)         (531,713)
        Loss per share - as reported               (0.01)            (0.01)
        Loss per share - pro forma                 (0.01)            (0.01)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of .86% to 1.75%; and expected life of .17 to 2 years.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003



6.   Subsequent Events
----------------------

     On October 9, 2003, the Company issued 1,168,045 common shares valued at $12,849 to two professional contractors for legal and bookkeeping services.

     On October 15, 2003, the Company, via its compensation committee, renewed the employment agreement of the Company CEO, authorized resumption of accrual of annual salary of $180,000 per year in the event of non-payment, and paid October salary of $15,000 with 1,250,000 common shares.

     On November 3, 2003, the Company signed an engagement with a company and an individual, for shareholder public relations, and product advertising and electronic media consulting, and paid the shareholder public relations company 300,000 restricted shares of common stock valued at $3,600 and the product advertising and electronic media consulting company 400,000 shares of unrestricted common stock valued at $4,800, for a one month consulting/advertising program from each beginning November 15, 2003.

     On November 4, 2003, the Company extended a consulting agreement entered into with an unaffiliated party in August, 2003 and paid an additional 4,250,000 shares in consulting fees valued at $59,400.

     On November 10, 2003, three directors exercised stock options for a total of 6,250,000 shares for consideration of $38,250 in cash, and exchange of 800 shares of the Company's Series 2 Convertible Preferred Stock valued at $40,000.

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

Overview

The Company has determined to discontinue certain operations in favor of exclusively focusing its resources on developing business opportunities in the Energy sector as more specifically described herein, and as a result, has entered the development stage, recasting former operations as discontinued and has written down certain fixed assets and inventory from discontinued operations of its Aggression Sports, Inc. subsidiary, as held for disposition as well as recasting operating results into discontinued operations and continuing operations, respectively, for the current period. As a result, operating results, including losses, expenses and revenues attributed to discontinued operations are stated separately from these same items from continuing operations. Therefore, since the current and past business operations relate to entirely different businesses, the financial statements now provide two separate comparisons of the current and comparable prior period for continuing operations, and the same for discontinued operations.

During the quarter ended September 30, 2003, the Company filed a Current Report on Form 8-K reporting events transpiring following the end of the second quarter reported in its Form 10Q-SB for the period ended June 30, 2003 filed on August 19, 2003. The disclosures and exhibits contained in such current report are incorporated herein by reference, which information is summarized below, but qualified in its entirety by the more detailed disclosure contained in such Current Report.

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

During fiscal years 2000 and 2001, the Company operated as a business incubator for its Arete Outdoors subsidiary and a software development project of a language teaching software system. Initially funded internally, the Company was unable to complete follow-on funding for these projects and they were terminated. Since the second quarter of 2002, the Company has been in the process of recapitalization and reconfiguration of its business plan and operations, and has been operating under a business model as a business development company looking to acquire interests in emerging, high-growth private companies and develop advanced funding vehicles through its public company status for the source of capital to acquire and assist these prospective opportunities. In August 2003, after the resignation of one of the three officers and board members responsible for executing the capital formation portion of the business model, the Company realized that the business direction it had been pursuing was not likely to bear fruit, and began to evaluate the possibility of engaging in an entirely new business of acquiring direct participations in traditional oil and gas projects as well as sponsoring and financing alternative and renewable energy projects. In September the Company formally took the first steps to engage in this new direction with the appointment of independent outside directors and formation of an Audit, Compensation and Nominating Committees, and retention of professionals and consultants to assist in the formation of capital and development of new business opportunities. Taking this new direction requires a break from the remnants of opportunities that have been abandoned or put in suspense, and a sharp focus on pursuing these parallel paths in a single industry, both in terms of expense of company resources and in its financial accounting and corporate governance policies and practices. This has resulted in a reclassification of the Company to a development stage entity, and in the current period, has resulted in a substantial write down of assets from discontinued operations. (See: Note 4 - Financial Statements).

Additionally, we continue our efforts to compromise or resolve outstanding obligations including accrued employee compensation, withholding and other taxes, operating and trade payables of the Company and its former subsidiary operations. To date these efforts have been funded by cash advances, infusions from related parties, and by the issuance of common stock for services. The Company will be required to rely upon ongoing financial support from these parties for the foreseeable future.

On September 25, 2003 the Company expanded its board of directors to five members to appoint three new independent board members, and created three committees, a Compensation Committee, an Audit Committee and a Nominating Committee consisting of the three new independent board members. The Compensation Committee has been authorized to determine officer compensation and administer and authorize grants under compensation plans. The Audit Committee sets Company financial and auditing policies, and includes a financial expert as required under new legislation and SEC rules. The Nominating Committee makes director nominations for the annual meeting of shareholders. The two current board members have authority to renew or defer renewal of the terms of the independent directors in their discretion prior the end of each successive term. The board appointed the three new board members for contemporaneous three month terms coterminous with each fiscal quarter, to be compensated on a quarterly basis. The Company has determined also to actively recruit senior, highly qualified and high profile individuals involved in the energy sector to serve as advisory board member, to assist us locating and evaluating deals for funding, and in making other introductions to potential investment partners and service providers.

The Company plans to continue to take aggressive measures to bring in profitable revenue producing projects in traditional and the `New Energy' area of alternative and renewable energy while remaining extremely frugal with our cash and other resources. We intend to avoid expansion of overhead in favor of outsourcing professional services, recruiting professionally qualified and high profile experienced and well connected advisory board members in traditional and alternative energy. We also intend to ensure that transactional costs of deals in which the Company engages are shared by the various parties to such deals, and/or funded from proceeds of third party financings or from revenue streams. The Company's CEO continues to devote full time to the business of the Company accessing the expertise of the board members and outside consultants. In order to compensate the CEO other officers and these consultants without revenue or equity capital available to the Company has endeavored to provide incentives through direct issuances of common stock and granting of stock options. Aided by its drastic reductions in overhead, the Company has been nominally successful in raising cash for operating expenses with proceeds of exercise of stock options, cash advances and contributions by affiliates and insiders. None-the-less the lack of liquidity in the public market for the Company's common stock has restricted the possibilities for raising equity capital, and the lack of adequate working capital for business development, has impeded the Company's progress in executing its new business plan. While management has been very active in its business development activities of late, there are currently no specific projects or funding opportunities currently under contract, and no assurances can be made that the current projects will result in any significant revenue for operations in the immediate future.

Financial Condition

As stated above, beginning in the current quarter, we have principally written down Aggression Sports, Inc.'s fixed assets and inventory and molds held for disposal from discontinued operations either entirely or by a percentage that we have estimated would reasonably be recovered from liquidation or by selling the entire business opportunity outright to a third party. Total assets as of September 30, 2003 were $64,900 after a write-down of $102,006 of fixed assets, inventory, intellectual property and molds held for disposal relative to discontinued operations in the current quarter. This compares to total assets of $176,871 as of the fiscal year ended December 31, 2002. Total Liabilities were 1,336,892 as of September 30, 2003 as compared to $1,334,973 as of December 31, 2002. Accounts payable and accrued expenses at September 30, 2003 were $1,302,264 as compared to $1,288,791 at December 31, 2002. Together with operating losses from continuing operations of $84,659, the net loss from discontinued operations of $365,901 (including loss on disposal of assets of $102,006) resulted in a net loss of $450,560 contributing to the accumulated deficit as of September 30, 2003 of $11,327,868, as compared to an accumulated deficit as of December 31, 2002 of 10,877,308. (See: Note 4 to Financial Statements.)

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

During the period ended September 30, 2003, the Company continued to rely upon infusions of cash from exercise of stock options, loans and cash advances by officers, directors and affiliates of the Company. During the third quarter of 2003, $6,713 was received in partial payment of a subscription agreement for purchase of Series 2 Preferred Stock, and $25,500 was received from exercise of stock options. The proceeds were used for overhead, payment of corporate obligations, legal fees and accounting expenses for corporate reporting. As of September 30, 2003, executive salaries and bonuses of $518,873 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members together with notes receivable for exercise of a stock option of $20,000 from a third party, for a total of $238,820.

Results of operations

As stated above, the Company discontinued former operations and set about pursuing a new business plan in the energy industry as a development stage entity and reported results of continuing operations and of discontinued operations separately for the current period and the comparable period of fiscal 2002.

The Company had no revenues from operations in during the three month period ended September 30, 2003, nor during the comparable period ended September 30, 2002. Net loss from continuing operations for the three month period ended September 30, 2003 was $81,898 as compared to a net loss from continuing operations of $13,083 for the three month period ended September 30, 2002. [The loss from continuing operations for 2002 was solely the result of interest accrual on notes payable and interest earned on notes receivable on investments, a majority of which continues to be outstanding.] Net loss from discontinued operations during the three month period ended September 30, 2003 of $118,813 included a write down for loss on disposal of assets relating to discontinued operations of $102,006. The net loss from discontinued operations as reclassed from the three month period ended September 30, 2002 was $135,309. This resulted in an aggregate net loss for the three month period ended September 30, 2003 of $200,711 compared to a net loss for the comparable period in fiscal year 2003 of $148,392.

The Company had no revenues from operations in during the nine month period ended September 30, 2003, and only $379 during the comparable period ended September 30, 2002. Net loss from continuing operations for the nine month period ended September 30, 2003 were $84,659 as compared to a net loss from continuing operations of $11,396 for the nine month period ended September 30, 2002. [The loss from continuing operations for 2002 was solely the result of interest accrual on notes payable and interest earned on notes receivable on investments, a majority of which continues to be outstanding.] Net loss from discontinued operations during the nine month period ended September 30, 2003 of $365,901 included a write down for loss on disposal of assets relating to discontinued operations of $102,006. The net loss from discontinued operations as reclassed from the nine month period ended September 30, 2002 was $277,205. This resulted in an aggregate net loss for the nine month period ended September 30, 2003 of $450,560 compared to a net loss for the comparable period in fiscal year 2002 of $288,601.

In January 2003, the Company moved to an executive suite on a month to month basis reducing its rent to $1,000 per month. The Company continues to rent storage space for file storage, furniture and excess equipment as well as its Arete Outdoors inventory for approximately $125 per month.

As stated above, we will continue to operate the Company on an austere program of minimum overhead, while obtaining access to expertise in the areas we are pursuing with the use of our common stock and common stock options as incentives during the development stage of our new business model. Further as opportunities for participation in profitable revenue producing projects come forward, we intend that consultants and advisors will be offered compensation from revenues or interests, direct participations, royalties or other incentives from the specific projects to which they contribute. While reducing the amount of variable costs, there is almost no way to reduce or offset our fixed expenses related to office expense, legal, accounting, transfer agent fees, Securities Act reporting, corporate governance, and shareholder communications. Our future expectation is that monthly operating expenses will remain as low as possible until new opportunities are initiated, of which there can be no assurance, in which event, the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business activities.

Liquidity and Capital Resources

The Company had a working capital deficit as of September 30, 2003 of $1,273,265. This compares to a working capital deficit of $1,287,373 as of December 31, 2002. During the quarter ended September 30, 2003 an aggregate of 11,875,000 shares of common stock were issued for aggregate consideration of $128,725 (for an average of $0.0108 per share) and the Company issued 671 shares of Series 2 Convertible Preferred Stock valued at face value of $6,713.

The Company had a stockholder's deficit at September 30, 2003 of $1,271,992. This is compared to stockholder's deficit at December 31, 2002 of $1,158,102. The stockholder's deficit increased due to the Company operating at a loss, offset by the exercise of stock options for cash, payment of notes payable to insiders, and the issuance of preferred stock for cash.

At September 30, 2003, the Company had no material commitments for capital expenditures.

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

During the second quarter of 2002, the Company reduced the number of outstanding common shares to allow it to raise equity capital and to effect conversion and exercise of outstanding common stock options and conversion rights of preferred stock which has been reserved for issuance to insiders in exchange for their accrued cash advances, and for issuance in a private placement of up to $200,000 in Series 2 Convertible Preferred stock, which the Company completed on August 14, 2003 and had 20,000 outstanding shares of Series 2 Convertible Preferred.

The Company may continue to be required to issue further stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the company to meet its obligations in the near-term.

Subsidiaries/Employees

Arete Industries, Inc. has its CEO on a full time basis and its second director who serves part-time as a corporate officer. A third executive officer and director resigned during the current quarter. The Company appointed three independent directors during the third quarter to serve on the Company's newly formed Audit, Compensation and Nominating Committees of the Board of Directors. The Company employs independent contractors for special services including accounting services, shareholder relations, marketing and business plan development, and business development, merger and acquisition services. The Company's subsidiary, Aggression Sports, Inc. presently has no employees other than its acting president, the Company's current CEO. The CEO operates and manages both entities. As described elsewhere herein, the CEO and the other two directors did receive compensation in the form of stock and Incentive Stock Options during the first three quarters of fiscal year 2003. Subsequent to the end of the third quarter 2003, the Compensation Committee approved renewal of the CEO's employment agreement, setting his annual salary at $180,000 and approving accrual of such salary commencing the fourth quarter of 2003 forward until further notice.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Period ended September 30, 2003, there were no material pending legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 Certification of CEO and CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of CEO and CFO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.

A Current Report on Form 8-K was filed on September 4, 2003 disclosing in Item 5 thereof, Other Information, certain material events since the date of the Company's Second Quarterly Report on Form 10-QSB for the period ended June 30, 2003, including certain cancellations and suspensions from exercise of certain outstanding stock options, and disclosing the adoption of, and a summary of material provisions and grants made, under the Company's 2003 Omnibus Stock Option and Incentive Plan, including certain designated grants to board members, including the re-grant of 5,000,000 stock options previously granted and reserved under the Company's former plan for 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARETE INDUSTRIES, INC.


Date: November 19, 2003

By:  /s/ Thomas P. Raabe, CEO/ Interim CFO
    ---------------------------------------------------
    Thomas P. Raabe, CEO/ Interim CFO
    Interim Principal Financial and Accounting Officer