Form 10KSB
period 2003-12-31
ARETE INDUSTRIES INC
filed 2004-04-08
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

                         Commission file No. 33-16820-D
                                             ----------

                                       OR

[] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.


                             ARETE INDUSTRIES, INC.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        Colorado                                                 84-1508638
----------------------------                              ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


             7102 La Vista Place, Suite 100, Niwot, Colorado, 80503
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (303) 652-3113
 -------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

On March 31, 2004, the Registrant had 94,959,215 shares of common voting stock held by non-affiliates. The aggregate market value of shares of voting and non-voting common equity held by non-affiliates was $1,709,266 on this date. This valuation is based upon the average of the best bid and ask price for shares of common voting and non-voting equity of the Registrant on the "Electronic Bulletin Board" of the National Associational of Securities Dealers, Inc., ("NASD") on March 31, 2004.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS
 -------------------------------------------------------------------------------

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     YES  [   ]  NO [    ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
 -------------------------------------------------------------------------------

On March 31, 2004, the issuer had 140,029,086 shares of no par value common stock outstanding.

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

     None

Transitional Small Business Disclosure Format:  Yes [  ]    No [  X ]

                             Arete Industries, Inc.
                                     PART I

Item 1- Description of Business

Forward Looking Statements

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations of financial position, made in this Annual Report on Form 10-KSB are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of future profitability of our business and the businesses we choose to invest in, gross margin, improvement in operating loss and sales, all of which are inherently difficult to predict. Actual results could differ significantly for a variety of reasons, including the accessibility and cost of new investment capital, the ability of the Company to attract viable business ventures and the ability of those ventures to achieve their stated objectives, economic and political uncertainty, and the timing of the Company's investments, customer spending patterns, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, and risks of fulfillment throughout and productivity. These risks and uncertainties, as well as other risks and uncertainties, could cause the Company's actual results to differ significantly from management's expectations. Due to a recent settlement agreement with, and administrative order of the SEC against the Company, the Company cannot rely upon the safe harbor provided by the Private Securities Litigation Reform Act of 1995, without permission of the SEC.

General Development of the Business

Arete Industries, Inc., (the "Company") was organized under the laws of the State of Colorado on July 21, 1987, under the name "Travis Investments, Inc." In late 1987 the company completed a blank check public offering and merged with a company named Vallarta, Inc., and its subsidiary Le Mail, Inc., where after the name was changed to Travis Industries, Inc. On September 1, 1998, the shareholders approved the name change of the Company to Arete Industries, Inc. Since then, the Company has been in a continuous evolutionary process of becoming a seed and growth stage business development company originating several in-house business initiatives as well as business initiatives for outside clients.

From inception in 1987 until early March 2000, the Company was in the business of cooperative direct mail coupon advertising. This business included a nationally franchised sales force and an in-house printing and mailing facility assembled from several business acquisitions made by the Company from inception through 1994, when the Company underwent a reorganization and change in control. From 1995 until May 1, 1998, the Company's former management sought the acquisition of an entirely new business while maintaining the coupon printing business for possible sale or liquidation.

In May 1998, a second change in control was implemented and its then officers and directors resigned and were replaced by the current Chairman and CEO. At that time the Company became a holding company by the formation of a new minority-owned subsidiary corporation, Aggression Sports, Inc. to develop business opportunities in the outdoor sports industry brought in by the new CEO. The Company also transferred all print and direct mail operations in Council Bluffs, Iowa, including certain operating assets and liabilities into a second, wholly owned subsidiary, Global Direct Marketing Services, Inc.

From May 1998 until March 2000, new management undertook to turn the printing and direct mail operations around. In the spring of 2000, the business was deemed incapable of rehabilitation and was liquidated and permanently discontinued.

Beginning in 2000, the Company launched its first entirely new business initiative to cultivate start-ups as a new business incubator. In May of 2000, the Company's CEO brought in a new management team to provide financial, management, technical and marketing services along with on-site operating facilities and administrative staff to young companies to help them raise outside capital and execute their business plans in exchange for equity participations and management fees. From mid-2000 through the first half of 2001, the Company took in three projects, the Arete Outdoors' outdoor sports products venture; the Applied Behavior Systems ("ABS") commercialization of a computer automated artificial intelligence-based speech learning system for the learning disabled; and several new spin-off applications of the ABS artificial intelligence technology through a new company, Seventh Generation Technologies, Inc. ("7GT"). While the Company achieved tangible success in bringing these new business entities forward with its own limited resources, including significant financial resources contributed by principals of the Company, due largely to the adverse economic conditions surrounding the `dot-com' crash, these entities were unable to generate further investment capital and/or strategic financial and industry partners to sustain their development. The Company attempted to reconfigure and redirect these ventures to more viable business models suitable to the then current business environment, but was forced to terminate its financial and management support of these business ventures, and to turn its focus toward ensuring its own survival.

By the middle of 2001 and continuing through mid-2002, the Company had been downsized to two employees and began liquidating office equipment and reducing its overhead. During this time, the Company looked for opportunities to assist more mature emerging and high growth-stage businesses with financial and board level managerial support with a view of taking such companies public through a registered rights offering or dividend spin-off distribution to the Company's shareholders. The Company contemporaneously engaged in an initiative with an independent corporate and commercial bond financing originator through a new independent company, Eagle Capital Funding Corp., ("Eagle Capital") to develop a captive source of business opportunities and investment capital to generate revenue and equity positions in line with its stated business model. While a number of projects were originated and in progress, the events of September 11, 2001 neutralized these efforts and the individual left the company to work with a major New York Investment Banker. In December 2001, new management was recruited for Eagle Capital who, with the assistance of the Company's CEO, agreed to inject up to $200,000 into the Company for shares of Series 2 Convertible Preferred Stock. This subscription was completed in March 2003 with the investment of $100,000 in cash and conversion of $100,000 in notes payable to unrelated parties into 20,000 shares of Series 2 Convertible Preferred stock, convertible into 20,000,000 shares of Common Stock of the Company.

In July 2002, the shareholders approved a 20 to 1 reverse stock split of its common stock without reducing authorized capital, and replaced one and added a third director with two of the managers of Eagle Capital. In addition to making a $100,000 direct investment into the Company, Eagle Capital, then owned in equal shares by the then three Company directors, pursued development of investment grade, variable rate bond financing business to generate investment capital for the Company directly and through origination fees from financing of independent ventures. From mid-2002 through the second quarter of 2003, the Company pursued a number of business development projects as acquisition and dividend spin-off candidates and corporate finance clients, which efforts were impaired by the lack of availability of investment capital and significant changes in the public bond markets. By June 2003, it became apparent that the business plan of Eagle Capital developed by the principal employee was not viable, and he resigned as managing director of Eagle Capital's and from the Company's board of directors to pursue other business ventures independently.

In September of 2003, the Company embarked on an entirely new business model based on pursuing projects in the traditional and alternative energy field. We have added three independent directors, one of whom serves as the Company's Financial Expert. These new independent directors form the Company's Audit, Compensation and Nominating Committees of the board of directors. The Company has also added several highly qualified independent business and financial consultants to assist in carrying its' new business plan forward.

The Company has operated in reliance on contributions from affiliates throughout 2002 and 2003, on accrual of salaries, and payment for advisory and consulting services with common stock and stock options. The Company has paid stock compensation and granted stock options as incentives to its current board members, executive officers and certain independent consultants. The Company continues to pursue settlement or offset of $294,482 in accrued wages and bonuses to previous management employees against notes receivable from these former employees totaling $218,820. At the end of 2002, the Company closed its offices in Boulder and moved to an executive suite in Niwot, Colorado to reduce its overhead. It still maintains a storage facility for its files, furniture and the Arete Outdoors inventory which is currently held for sale or disposal.

Current Business of the Company

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

Our business model throughout 2002 and 2003 has continued to evolve to respond to economic conditions and to take advantage of financial opportunities in the ever-changing financial marketplace. We remain committed to keeping the Company viable as a financial vehicle, for in-house projects as well as promising outside business development opportunities. Toward this end, we continue to enhance our business development and financial intermediary capabilities by recruiting business and financial consultants, enhancing our corporate governance infrastructure, and taking all necessary measures to improve our financial condition and to evolve and simplify our financial systems, policies and controls to conform to the ever-changing financial reporting and accountability requirements imposed on publicly traded companies. We understand that to accomplish these objectives we must maintain an austere program of keeping fixed costs and overhead to a minimum by keeping our operational costs to a minimum, employing outside consultants as independent contractors and utilizing stock compensation and incentive stock options to attract quality individuals to help the Company achieve its objectives.

During the second half of 2003, we recruited several key business and financial consultants that brought and continue to bring opportunities to us for evaluation for development. As announced in the fall of 2003, we continue to seek individuals with special skills and contacts as advisory board members to help us gain knowledge, contacts and access to opportunities in the Energy and associated fields, including `New' energy technologies, and in emerging and existing areas that embody a socially responsible philosophy toward corporate governance, employees, the environment and expansion of use of renewable and sustainable resources.

Our strategy is to pursue our first ventures in the traditional oil and gas area, gain success and achieve revenue to expand operations, and develop opportunities in Alternative and Renewable Energy in a more deliberate fashion. Since our expertise is in conceptualization and structuring of financial business development transactions, our, `entry-level' approach to the Oil and Gas business is to organize and sponsor discrete oil and gas re-development projects, by forming joint ventures with independent developers of oil and gas reserves in North America to serve as a financial intermediary in raising capital for these ventures. By serving this function, the Company seeks to generate revenues from management fees and earned-in carried working interests in production from the projects it sponsors. As we build a track record of success, we intend to engage in additional joint ventures with a goal of eventually pursuing our own projects internally.

Subsequent to the fiscal year ended December 31, 2003, the Company signed a Joint Venture Agreement with several unaffiliated parties to engage in a redevelopment project to re-enter and re-complete up to 24 capped and shut-in natural gas wells in South Texas. These wells were drilled by major companies in the 1970' and 1980's and were capped due to the low price of natural gas at the time. Under this Joint Venture Agreement, the Company will form a wholly owned subsidiary to serve as coordinator of the project and will initiate a $20 Million private offering of Limited Liability Limited Partnership ("LLLP") interests. The new subsidiary will act as the corporate General Partner for each of 4 separate LLLP's that will fund re-development of 6 Wells each. The 24 targeted wells fit the parameters of the Company, being in a known producing field and come with full documentation of drilling and completion logs, geological and reservoir engineering statistics and production records. The Joint Venture includes parties that provide a full complement of capacity and expertise necessary to successfully complete this venture and who have extensive experience and expertise in the geographical area, in re-entry and re-working operations and who employ special technology in completion of these kinds of wells to ensure maximum return and minimum technical risk. The new subsidiary will act as corporate general partner of each LLLC, for a $26,000 cash monthly expense stipend and $44,000 per LLLP funded as a management fee. The proposed new subsidiary will have a 5% carried Working Interest in each well completed by the Joint Venture consisting of 2.5% granted in the Joint Venture Agreement and an option to purchase an additional 2.5% Working Interest from the CEO for future consideration of equity in the new subsidiary and/or cash or other considerations based on the value of the contributed interest at a time in the future when the board of directors can make a fair comparative valuation of the new corporate entity and the contributed 2.5% Working Interest. This project is subject to funding, and the Joint Venture is in the process of recruiting sales agents to sell LLLP Interests to qualified investors, of which there can be no assurance that such funding will be completed in whole or in part.

The success of our business model will depend on our ability to develop new business opportunities and consistent and reliable sources of investment capital for these opportunities. In our experience, each time that a viable opportunity has presented itself, the primary block to consummating a deal has been the lack of an internal source of funding and the dearth of reliable outside sources of capital for young growth companies. We learned early on that helping a company develop their business plan and an investment presentation is not a guarantee of securing outside financing for that company. Our intention is to offer prospective portfolio ventures, including both internally generated deals as well as independent concerns access to the legal, technical and capital formation expertise of our management and consortium of professionals and consultants. In this way, we hope to attract outside investors for our project by offering them the option of a public exit strategy through the facilities of the Company. In this way, the Company will be in the position to earn an equity position as well as origination and success fees upon completion of any successful debt or equity placement. As no such relationships are currently in place, there are no assurances that such transactions will take place in the near future, if at all.

Current Capitalization of the Company.

Effective July 15, 2002, the shareholders of the Company approved a 20 for 1 reverse stock split. All common share references herein have been revised to reflect the reverse split. The Company has 500,000,000 shares of Capital Stock authorized of which 1,000,000 shares have been designated $10 face value Class A Preferred Stock pursuant to an Amended Certificate of Class A Preferred adopted by the board of directors on February 26, 2001. As of March 31, 2004 there are 140,029,036 shares of common stock, no par value, issued and outstanding.

By Board resolution dated November 19, 2001, the board of directors designated 30,000 of such Class A Preferred as Series 1 Convertible Preferred Stock ("Series 1 Preferred") as a means of repaying cash advances made by management through 2002. As of the date of this report, no shares of Series 1 Convertible Preferred were outstanding.

By Board resolution dated December 19, 2001, the board of directors designated 25,000 of the Class A Preferred as Series 2 Convertible Preferred Stock to accommodate a subscription for $200,000 of Series 2 Preferred Stock by Eagle Capital and an option to purchase $25,000 of such Series 2 Preferred by a related party. As of the date of this report, there were 15,150 shares of Series 2 Convertible Preferred outstanding. As of December 31, 2003, Eagle had funded its $200,000 subscription, and certain related parties paid 800 shares of the Series 2 Preferred to the Company to purchase 3,000,000 shares of common stock through exercise of stock options. The 15,150 shares of Series 2 Preferred Stock can convert into 15,150,000 shares of common stock. (See: Security Ownership of Certain Beneficial Owners and Management, Certain Relationships and Related Transactions.)

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

Market and Competition

The Company will compete as a financial intermediary with substantially more mature and well funded financial institutions, investment banks and venture capital organizations for acquisition and capital funding opportunities in traditional and alternative energy projects. We will also compete with well-funded major oil and gas exploration companies, as well as large corporate energy technology firms that are sponsoring alternative and renewable energy projects, especially in co-generation and waste to energy projects. We believe that economic conditions in the United States and elsewhere are exceptionally harsh to young growth-stage companies in terms of obtaining funding and senior management support, but that there also is an abundance of promising investment opportunities that fall below the radar screens of these larger concerns. We perceive a significant opportunity for the Company to lie in the traditional oil and gas and the alternative and renewable energy sectors. We especially see a successful entry strategy involving re-development of capped and shut-in natural gas fields where re-entry and re-working projects in large, known producing fields can yield significant returns without the attendant risks of wildcat exploration projects. There is an abundance of overlooked and by-passed reserves of natural gas and a number of experienced independent oil and gas development companies looking for development capital. Redevelopment of existing natural gas fields that were abandoned during times of significantly lower prices and lack of transportation facilities is a trend that has just begun to gain popularity with professional investors and traditional private energy investors. Again, to meet these competitive conditions, the Company must be able to demonstrate that it can execute on its ability to source equity or debt capital for its potential portfolio companies, as well as execute its dividend spin-off program effectively. To meet this challenge, the Company needs to build a track record and demonstrate that it has access to capital, of which there can be no assurance.

Cost of Compliance with Environmental Laws

As a financial intermediary for energy development that will represent investors in these ventures, there is no direct liability or operating cost to the Company associated with significant waste by-products which are discharged into the environment or which require special handling or the incurring of additional costs for disposal. While, as a technical matter these costs are associated with traditional oil and gas as well as alternative and renewable energy projects, they represent investment risks to the Company and its prospective client investors. Accordingly, costs of compliance with environmental laws, rules and regulations have not been segregated and are believed to be nominal. The Company is unaware of any pending or proposed environmental laws, rules or regulations, the effect of which would be adverse to its contemplated operations.

Employees

Arete Industries' CEO is currently employed as an independent contractor and has been compensated during the current fiscal year in common stock. He devotes such time to the Company as is necessary to pursue its business plan and perform legal and administrative tasks required by the federal and state securities laws and regulations. It has one administrative assistant who is also an independent contractor under a monthly stipend. The other directors and an executive officer are being compensated for their input and consultation as well as for the risk associated with holding a position as an officer and director of a public company without Errors and Omissions Insurance.


Item 2-Description of Property

Arete Industries Inc. currently leases approximately 200 square feet of office space in an executive suite located in Niwot, Colorado, seven miles North of Boulder, CO, the location of Company's previous headquarters. The Company also rents an off-site storage facility. It is anticipated this location is sufficient for Arete's business development operations for the foreseeable future.


Item 3-Legal Proceedings

As of the date of this Report, there were no material pending or contemplated legal proceedings against the Company or any of its subsidiaries, other than routine matters incidental to the business.


Item 4-Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

                                STOCK QUOTATIONS

Fye 12/31/02                         BID
                                     ---

              Quarter Ending        High                   Low
              --------------        ----                   ---

                  3/31/02           0.09                   0.024
                  6/30/02           0.015                  0.01
                  9/30/02           0.05                   0.012
                  12/31/02          0.055                  0.003

Fye 12/31/03

              Quarter Ending        High                   Low
              --------------        ----                   ---

                  3/31/03           0.03                   0.01
                  6/30/03           0.029                  0.01
                  9/30/03           0.019                  0.01
                  12/31/03          0.069                  0.01

As of March 31, 2004 the number of record holders of the Company's common stock was 406. This number does not include the indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name.

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

Compensation related to the issuance of stock options to employees and directors is recorded at the intrinsic value of the options, which is the market price of the Company's common stock less the exercise price of the option at the measurement date. The Company's common stock options issued to consultants are recorded at the fair value of the Company's options computed using the Black-Scholes Model.

Overview.

Effective July 15, 2002, the Company enacted a recapitalization of its outstanding common shares by effecting a 20 to 1 reverse stock split, done without changing the total amount of authorized common shares. All references herein to common stock have been restated to reflect the effect of this reverse split.

During the third quarter of 2003, the Company was reclassified as being in its development stage with the cessation of operations of its Aggression Sports, Inc. subsidiary; having discontinued operations as a business development company focusing on developing certain bond and other funding vehicles for growth stage companies; and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, which contemplates the formation of capital and management resources to pursue development of new business opportunities in these areas. This reclassification of the Company as in its development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial conditional as it pursues its new business plan. This Report and the accompanying audited financial statements have been revised to reflect this reclassification and divergence from its past business endeavors including losses from the write down of assets and valuation of assets held for disposal from discontinued operations. (See: Notes to Financial Statements - Note 1 Summary of Significant Accounting Policies.)

Since the beginning of fiscal 2002, the Company has terminated its business incubation business; discontinued operations of its Aggression Sports, Inc. subsidiary; downsized operations to a single executive suite and a single administrative contract employee in addition to its CEO. From the third quarter of 2002 forward, the CEO deferred his salary and continued as CEO in an independent contractor status to allow him opportunity to supplement his income from legal and consulting fees from outside clients and to pursue outside opportunities that are neither in conflict with, nor in competition with the current business interests of the Company. The Company believes that the overhead consisting of staff, outside consultants and facilities, coupled with the deferral of salary and/or payment of professional business consulting services in common stock are at their absolute minimum to ensure the Company remains viable and current in its reporting under the federal securities laws, as a public company, which Management believes is its primary advantage and sole means of developing future value for its shareholders.

The Company changed its course to focus its primary efforts on generating new projects in the traditional and alternative and renewable energy sectors of the Energy Industry. Aided by several new business and financial consultants, who have been hired to assist the CEO in bringing the Company forward in this new direction, we originated our first Oil and Gas project in which the Company will coordinate and sponsor private funding of a redevelopment project to re-enter up to 24 capped natural gas wells in a known producing field in South Texas. If successful, the Company, through a proposed new subsidiary company to be formed, will earn-in a carried equity position in the revenue from these wells as well as management fees as the corporate general partner of several proposed Limited Liability Limited Partnerships to be formed on funding to finance re-entry and re-working operations.

We continue our efforts to compromise or resolve outstanding obligations including accrued employee compensation, withholding and other taxes, operating and trade payables of the Company and its former subsidiary operations. To date these efforts have been funded by cash advances from related parties, by the issuance of common stock for services and from proceeds from exercise of stock options. The Company will be required to rely upon ongoing financial support from these parties for the foreseeable future.

Financial Condition
-------------------
During fiscal year ended December 31, 2003, we have principally written down Aggression Sports, Inc.'s fixed assets and inventory and molds held for disposal from discontinued operations either entirely or by a percentage that we have estimated would reasonably be recovered from liquidation or by selling the entire business opportunity outright to a third party. As of December 31, 2003, the Company had $89,438 in total assets after a write-down of $108,673 of fixed assets, inventory, intellectual property and molds held for disposal relative to discontinued operations. This compares to total assets of $176,871 as of December 31, 2002. Total liabilities were $1,193,123 as of December 31, 2003 compared to $1,334,973 as of December 31, 2002. Accounts payable and accrued expenses at December 31, 2003 were $1,162,900 as compared to $1,288,791 at December 31, 2002. During the fiscal year ended December 31, 2003, liabilities were reduced by $141,850 including $123,141 from extinguishment of debt. Together with operating losses from continuing operations of $463,041, the net loss from discontinued operations of $383,374 (including loss on disposal of assets of $108,673) resulted in a net loss of $723,274 contributing to the accumulated deficit as of December 31, 2003 of $11,600,582, as compared to an accumulated deficit as of December 31, 2002 of $10,877,308. (See: Note 1 to Financial Statements.)

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of trade payables of $54,055 and $58,230 in unpaid payroll taxes, and as of December 31, 2003, $33,570 of debt was reclassified as extinguished. During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At December 31, 2003, the remaining liabilities of this subsidiary were $91,077 in trade payables and $79,351 in unpaid payroll taxes. As of December 31, 2003, the Company owes approximately $151,782 in unpaid payroll taxes for periods through the fourth quarter of 2001. (See: Notes 1 and 2 to Financial Statements.)

During the fiscal year ended December 31, 2003, the Company continued to rely upon infusions of cash from exercise of stock options, loans and cash advances by officers, directors and affiliates of the Company. During the fiscal year ended December 31, 2003, the Company completed payment of settlement of a wage claim with 200,000 shares of common stock valued at $7,258; paid $148,125 in compensation to officers and directors and $482,336 to consultants and professionals with 37,243,045 shares of common stock; and received $14,575 in cash and cash advances from a related party to complete an outstanding subscription for $200,000 in Series 2 Convertible Preferred Stock; received $121,750 in cash, cancellation of indebtedness and cancellation of preferred stock on exercise of stock options; and booked an expense of $31,647 in value of stock options granted to consultants using the Black-Sholes option pricing model. As of December 31, 2003, executive salaries and bonuses of $518,873 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members together with a note receivable for exercise of a stock option of $20,000 from a third party for a total of $238,830. Beginning in the third quarter of 2002, the Company's CEO agreed to stop accruing salary and converted his employment agreement to an independent contractor agreement for management fees of $180,000 per year payable in cash or registered common stock, plus performance bonuses negotiated on a case by case basis with the Compensation Committee.

Results of operations
---------------------
As stated above, at the beginning of the third quarter of fiscal 2003, the Company discontinued former operations and set about pursuing a new business plan in the energy industry as a development stage entity and reported results of continuing operations and of discontinued operations separately for the current fiscal year and of fiscal 2002. (See: Note 1 to Financial Statements.)

The Company had no revenues from operations for the fiscal year ended December 31, 2003 nor for fiscal year ended December 31, 2002. Net loss from continuing operations for the fiscal year ended December 31, 2003 was $463,041 as compared to a net loss from continuing operations of $20,223 for the fiscal year ended December 31, 2002. The loss from continuing operations for 2002 was solely the result of interest accrual on notes payable and interest earned on notes receivable on investments, a majority of which continues to be outstanding. Net loss from discontinued operations for the fiscal year ended December 31, 2003 of $383,374 included a write down for loss on disposal of assets relating to discontinued operations of $108,673. The net loss from discontinued operations as reclassed from the fiscal year ended December 31, 2002 was $416,344. The extinguishment of debt of $123,141 offset other losses in fiscal year ended December 31, 2003. This resulted in an aggregate net loss for the fiscal year ended December 31, 2003 of $723,274 compared to a net loss for the fiscal year ended December 31, 2002 of $436,567. The increase in net loss during the fiscal year ended December 31, 2003 over the prior year is largely due to payment of fees to consultants of $669,366 including value of stock options granted to consultants of $31,647 during fiscal year 2003 as compared to $164,457 including value of stock options granted to consultants of $37,747 during the fiscal year ended December 31, 2002. In January 2003, the Company moved to an executive suite on a month to month basis reducing its rent to $1,000 per month. The Company continues to rent storage space for file storage, furniture and excess equipment as well as its Arete Outdoors inventory for approximately $125 per month.

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

Liquidity and Capital Resources
-------------------------------
The Company had a working capital deficit as of December 31, 2003 of $1,104,774. This compares to a working capital deficit of $1,287,373 in the fiscal year ended December 31, 2002. During the 12-month period ended December 31, 2003 an aggregate of 48,193,045 shares of common stock were issued for aggregate consideration of $759,469, (avg. $0.0158 per share), and the Company issued 1,458 shares of Series 2 Convertible Preferred Stock at face value of $14,575. This compares to the 12-month period ended December 31, 2002 in which an aggregate of 9,983,333 shares of common stock were issued for aggregate consideration of $136,710 (avg. $0.0137 per share), and the Company issued 18,542 shares of Series 2 Convertible Preferred Stock at face value of $185,425.

The Company had a stockholder's deficit at December 31, 2003 of $1,103,685. This is compared to stockholder's deficit at December 31, 2002 of $1,158,102. The stockholder's deficit decreased due to the Company's net operating loss offset by the exercise of stock options for cash, payments of notes payable to insiders, issuance of preferred stock for cash, an increase in payments for services and interest on notes in common stock.

At December 31, 2003, the Company had no material commitments for capital expenditures.

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

During the second quarter of 2002, the Company reduced the number of outstanding common shares (through a 1 for 20 reverse stock split) to allow it to raise equity capital and to effect conversion and exercise of outstanding common stock options and conversion rights of preferred stock which has been reserved for issuance to insiders in exchange for their accrued cash advances, and for issuance in a private placement of up to $200,000 in Series 2 Convertible Preferred stock, which the Company completed on August 14, 2003 and had 19,200 outstanding shares of Series 2 Convertible Preferred.

The Company relies on infusions of cash for operations from officers and directors, from deferral of salary, from services rendered for stock compensation, and from proceeds of exercise of stock options. The Company's success depends upon its ability to generate revenue from management fees and equity participation in revenue streams from projects it is currently pursuing and future projects developed from its business development activities introduced by its officers, directors and consultants. (See: Executive Compensation Tables and Notes thereto.)

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



                                    PART III

Item 9-Directors, Executive Officers, Promoters and Control persons:
         Compliance with Section 16(a) of the Exchange Act.

(a) Officers and Directors

Thomas P. Raabe (50) Chairman and CEO
-------------------------------------
Mr. Raabe has served as Chief Executive Officer and a Director of the Company since May 1, 1998. Mr. Raabe formerly served as special securities and business counsel on specific projects from time to time for the Company since approximately 1994. Mr. Raabe has 18 years experience as an entrepreneurial attorney and business consultant, practicing law in Colorado and representing corporate clients in complex situations across the nation. As a solo practitioner, Mr. Raabe has specialized in securities transactions and compliance, entity formation and governance, business reorganizations, mergers and acquisitions, and technology protection and exploitation. Mr. Raabe has been a founder, director and/or counsel for a number of start-up and development stage companies including robotics, high technology, durable medical equipment, advanced composites, optics, engineering, film entertainment and most recently, outdoor and extreme sports ventures. Mr. Raabe has been involved as special counsel for a number of public and private companies with the responsibility to design and execute corporate finance transactions, turn-arounds and capital restructuring projects and corporate securities compliance for several Securities Exchange Act reporting companies. Prior to joining the Company as CEO in May of 1998, Mr. Raabe entered into a letter of intent with the Company to acquire an entity he controlled to pursue acquisitions of outdoor sports businesses through his contacts. In February 1998, a press release was issued concerning this transaction and a potential acquisition candidate, which was later made subject of an enforcement action against the Company by the Commission. This action has been settled as of October 2001 in which Mr. Raabe and the Company agreed to consent to imposition of an administrative order against them, without Mr. Raabe or the Company admitting or denying the findings of fact contained therein, and without the imposition of any financial or other sanctions against them, to cease and desist from committing or causing any violations and any future violations of Sections 10(b), 15d-1 and 15d-3 of the Exchange Act and Rules 10b-5, 15d-1 and 15d-13, thereunder. Mr. Raabe received his undergraduate degree in political science from the University of Denver and his Juris Doctorate from the University of Denver, College of Law, in 1981. In addition, Mr. Raabe pursued a graduate degree in Mineral Economics jointly with his law degree and completed three semesters graduate course work and comprehensive examinations toward a doctorate degree from the Colorado School of Mines.

William W. Stewart  (42) Director.
----------------------------------
Mr. Stewart joined the board of directors on December 19, 2001 at the time the Company entered into a Letter of Intent with Mr. Stewart to form a subsidiary corporation to pursue acquisition and management of minor league sports franchises. From December, 2001 until August, 2002, Mr. Stewart ran the operations and directed the business plan of Eagle Capital Funding Corp. (Eagle Capital) to pursue capital funding projects, In addition to serving as an outside director, Mr. Stewart provides consulting services to the Company relating to corporate finance, mergers and acquisitions. (See - Certain Transactions with Management and Others). From 1986 to 1994, Mr. Stewart worked in the brokerage industry as an NASD licensed registered representative. He started his career with Boettcher and Company of Denver, Colorado and left the Principal Financial Group of Denver, Colorado in 1994 to open his own small-cap investment firm, S.W. Gordon Capital, Inc., where he has been its president since 1994 to the present. He has consulted with many small companies, both public and private, on capital formation and mergers and acquisitions. Mr. Stewart is also the CEO and an owner of Larimer County Sports, LLC, a Colorado Limited Liability Company, which owns the Colorado Eagles Hockey Club a minor league professional hockey franchise in northern Colorado. Mr. Stewart was born in The Pas, Manitoba, Canada. Mr. Stewart attended the University of Denver on a full athletic scholarship where he played hockey from 1979 to 1983 as right wing and served as assistant captain during his senior year. Mr. Stewart graduated with a BS, Business Administration from the University of Denver in 1983, with honors as a Student Athlete.

Donald W. Prosser (53) Director.
--------------------------------
Mr. Prosser joined the Company's Board of Directors in September of 2003, serving as Director and member of the Company's Compensation, Audit, Policy, and Compensation Committees. He has been designated as the Company's Financial Expert under the Sarbanes-Oxley Act. Mr. Prosser is a professional CPA, specializing in tax and securities accounting, and has represented a number of private and public companies serving in the capacity of CPA, member of boards of directors, and as Chief Financial Officer. Mr. Prosser brings to the Company his great depth of expertise in tax and securities compliance and accounting, corporate finance transactions and turn-arounds.

From 1997 to 1999, Mr. Prosser served as CFO and Director for Chartwell International, Inc, a public company publishing high school athletic information and providing athletic recruiting services. From 1999 to 2000, he served as CFO and Director for Anything Internet, Inc. and from 2000 to 2001, served as CFO and Director for its successor, Inform Worldwide Holdings, Inc., which is a publicly traded company. From 2001 to 2002 Mr. Prosser was CFO and Director for Net Commerce, Inc, a public company selling internet services. Since November
2002 through the present, Mr. Prosser serves as a director and CFO of VCG Holding Corp., a public company engaged in the business of acquiring, owning and operating nightclubs which provide premium quality entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. His accounting firm performs accounting service for VCG Holding Corp.

Mr. Prosser has been a Certified Public Accountant since 1975, and is licensed in the state of Colorado. Mr. Prosser attended the University of Colorado from 1970 to 1971 and Western State College of Colorado from 1972 to 1975, where he earned a Bachelor's degree in both accounting and history (1973) and a Masters degree in accounting - income taxation (1975).

Charles L. Gamber  (53) Director.
---------------------------------
Mr. Gamber joined the Company's Board of Directors in September of 2003, serving as an independent Director, and as a member of the Company's Compensation, Audit, Policy, and Compensation Committees.

Mr. Gamber is currently the President and CEO of 86 Phoenix, LLC, a real estate and property development corporation doing business in Colorado. Mr. Gamber has also served as a Director of Net Commerce, Inc., a public company from 2001 to the present. He has served as a consultant for Donald W. Prosser, PC and VCG Holding Corp., a publicly held company with an emphasis in areas of organizational needs, financial projects, and business development.

Mr. Gamber has 14 years of sales and service experience in the restaurant industry. He has owned and operated All America Auto Transport of Colorado for 6 years, and was with Toyota Motor Distributors for 5 years, leaving them as a District Sales Manager to pursue his own interests.

Mr. Gamber received a bachelors degree in Business Administration from Western State College in 1973.

John R. Herzog (60)  Director.
------------------------------
Mr. Herzog joined the Company's Board of Directors in September of 2003, serving as independent Director, and as a member of the Company's Audit, Policy, Nomination and Compensation Committees. He brings a depth of concrete practical and entrepreneurial experience in business start-ups, turn-arounds, technology oriented business and technology development projects.

From 1998 to 2000, Mr. Herzog served as Director of Billing Services for Eglobe, Inc., where he managed daily operations, conversion of the billing system, and generated an additional $1 million per year of revenue for this company.

From 2000 to 2001, he served as director of IT for Anything Internet, Inc., a public company.

Since 2001, Mr. Herzog has been President of Business Systems,  Inc., developing
applications,   consulting  on  software  development,   business  systems,  and
programming.

Mr. Herzog has also served as a Director of Net Commerce, Inc., a public company from 2001 to the present.

Mr. Herzog graduated from Drexel University in 1967 with a degree in Electrical Engineering, and in 1970 with a Master's degree in Biomedical Engineering. He received a Doctorate in Pathology from Temple University in 1976.

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

Item 10 - Executive Compensation

Summary Compensation Table
--------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated, and have been adjusted to reflect a reverse stock split of 20 to 1 effective July 15, 2002:


                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                                     |       Long Term Compensation    |              |
                                                                     |                                 |              |
                                       Annual Compensation           |        Awards            Payouts|              |
---------------------------------------------------------------------|-------------------------------------------------
     (a)    |       (b)  |      (c)     |       (d)   |      (e)     |    (f)    |    (g)      |   (h) |     (i)      |
Name and    |   Year or  |              |             |  Other       | Restricted|             |       |  All Other   |
Principal   |   Period   |       $      |        $    |  Annual      | Stock     |Option/ SAR's| LTIP  | Compensation |
Position    |   Ended    |    Salary    |      Bonus  |  Compensation| Awards    |    (#)      |Payouts|     ($)      |
            |            |              |             |              |    ($)    |             |    ($)|              |
-----------------------------------------------------------------------------------------------------------------------
Thomas P.      12/31/03     $79,000                                              7,000,000(1)
Raabe, CEO,    12/31/02     $86,000 (1)
Chairman       12/31/01     $120,000(1)                                          3,000,000(2)                   -

-------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
William W.     12/31/03     $35,000                                              3,250,000(3)
Stewart        12/31/02     $26,000(3)
               12/31/01                                                          2,000,000(3)
-------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
Gerald J.      12/31/03     $30,000
Brandimarte    12/31/02     $26,000(4)                                           2,000,000(4)
-------------- ------------ -------------- ------------ ------------- ---------- -------------- ---------- ------------
Thomas Y.      12/31/02     $0.00(5)            -                                      -
Gorman         12/31/01     $120,000(5)         -                                3,825,000(5)
============== ============ ============== ============ ============= ========== ============== ========== ============

---------------------------
(1) Mr. Raabe deferred and accrued his salary of $120,000 for fiscal year 2001. During 2002, Mr. Raabe forgave $75,000 in accrued salary for previous periods, accrued $60,000 in salary for the first two quarters of 2002 and was paid $26,000 in the form of 2,000,000 shares of common stock. After accruing the first two period's salary in 2002, Mr. Raabe discontinued accrual of his salary until the third quarter of 2003. During 2003, Mr. Raabe's employment arrangement was converted to an independent contractor agreement and was awarded an annual consulting fee of $180,000. He was paid $79,000 of this consulting fee in common stock plus was granted stock options to purchase 1,000.000 common shares for $16,500, 1,000,000 common shares for $15,500 and 5,000,000 common shares for $50,000, of which 2,000,000 shares were purchased during the Fourth Quarter for $20,000 in cash. (See: Certain Transactions with Management and Others).

(2) During Fiscal 2001, Mr. Raabe was granted compensatory stock options for an aggregate of 3,000,000 shares at varying exercise prices, of which 1,000,000 of such options were exercised with conversion of outstanding notes payable from the Company for accrued cash advances and/or accrued salary, bonus and expenses; and 2,000,000 options at $0.02 per share for 2 years from November 19, 2001, were exercised in 2003. Mr. Raabe has the option to convert $11,573 in accrued cash advances into 1,157 shares of Series 1 Preferred stock, which is convertible into 578,650 common shares. (See "Certain Transactions with Management and Others").

(3) Mr. Stewart was paid as an independent consultant by agreement dated December 19, 2001. Pursuant to that agreement, he was issued 2,000,000 shares of common stock as a compensatory stock grant in 2002 valued at $26,000, plus an incentive stock option to purchase 2,000,000 shares of common stock for $0.02 per share; which options were cancelled by mutual agreement during 2003, and was granted a further option to purchase 2,500 shares of the Company's Series 2 Convertible Preferred Stock for a price of $25,000 which preferred stock is convertible into 2,500,000 common shares at $0.01 per share. These share issuances and stock options were included in the Company's 2002 Incentive Stock Option and Compensation Plan and approved by the shareholders on July 2, 2002. During 2003, Mr. Stewart was paid compensation of 2,500,000 common shares valued at $35,000, granted stock options to purchase 1,000,000 common shares for $16,500, which were subsequently cancelled, options to purchase 1,000,000 common shares for $15,500 which was exercised for cash during 2003, and options to purchase 2,000,000 common shares for $20,000, which was exercised during 2003 for cancellation of 400 shares of Series 2 Convertible Preferred Stock. During December 2003, the director was issued 250,000 in common stock options that vested during the first quarter of 2004.

(4) Mr. Brandimarte became a director of the Company on July 2, 2002 and was paid as an independent consultant by resolution dated May 31, 2002. Pursuant to that resolution, he was issued 2,000,000 shares of common stock as a compensatory stock grant valued at $26,000, plus an incentive stock option to purchase 2,000,000 shares of common stock for $0.02 per share. These share issuances and stock options were included in the Company's 2002 Incentive Stock Option and Compensation Plan and approved by the shareholders on July 2, 2002. During 2003, prior to his resignation in July, 2003, Mr. Brandimarte was issued 2,000,000 shares of common stock valued at $30,000 for his services as a director. Additionally, during 2003, he was granted stock options to purchase 2,000,000 shares of common stock, which options were cancelled in 2003, along with the stock options granted in the previous year, described above.

(5) Mr. Gorman was employed through July 2, 2002 as a director and Chief Financial Officer, at an annual salary of $120,000 effective October 1, 2000. He accrued salary through December 31, 2001 and deferred salary thereafter through his termination on July 2, 2002. In May of 2002, he forgave $269,000 in accrued and unpaid salary and bonuses in exchange for certain preferential rights to future stock dividends if any, issued by the Company. During fiscal 2001, Mr. Gorman was granted compensatory stock options for an aggregate of 3,825,000 shares, of which 1,825,000 were exercised with conversion of outstanding notes payable from the Company and notes to the Company for $96,213, and a 2,000,000 share option at $0.02 per share exercisable for 2 years from November 19, 2001, which expired in 2003. (See "Certain Transactions with Management and Others").
---------------------------


Option/SAR Grants Table
-----------------------


                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

========================= ===================== ======================= ================ =================
          (a)                     (b)                (c)                     (d)                (e)
                              Number of           % of Total
                              Securites           Options/SAR's
                              Underlying          to Employees            Exercise or
                              Options/SAR's        Granted                Base Price
  Name                        Granted (#)         in Fiscal Year            ($/Sh)        Expiration Date
=========================   ===================  ======================= ================ =================
   Thomas P. Raabe (1)          1,000,000               60%                $0.0165           3/30/05
                                1,000,000                                  $0.0155            4/1/05
                                5,000,000                                  $0.01             8/21/05
--------------------------- ------------------- -----------------------  ---------------- -----------------
  Gerald J. Brandimarte (1)         - (2)                                      $-                N/A
--------------------------- ------------------- -----------------------  ---------------- -----------------
  William W. Stewart (1)      1,000,000                 28%                $0.0155            4/1/05
                              2,000,000 (2)                                $0.01             8/21/05
                               250,000 (3)                                 $0.022             7/1/04
--------------------------- ------------------- -----------------------  ---------------- -----------------
     Thomas Y. Gorman              None                  -%                  $-                N/A
=========================== =================== =======================  ================ =================

-------------------
(1) At the time of grant the exercise price exceeded the market price for the underlying common shares by 10%.

(2) 2,000,000 Common Stock Options granted to Brandimarte in 2003 were cancelled during 2003. 1,000,000 Stock Options granted to Stewart in 2003 were cancelled during 2003.

(3)  Unexercisable until first quarter of 2004.
-------------------

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.
---------------------------------------------------------------------------

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values

=================================================================================================
          (a)                 (b)             (c)                 (d)                 (e)
                                                               Number of
                                                               Securities            Value of
                                                               Underlying          Unexercised
                                                              Unexercised          In-the-Money
                                                            Options/SARs at      Options/SAR's at
                                                               FY-End (#)          FY-End ($)(1)
                          Shares
                         Acquired on                           Exercisable/         Exercisable/
          Name           Exercise (#)   Value Realized ($)    Unexercisable         Unexercisable
=======================  ============= ==================== ====================== ================
    Thomas P. Raabe         4,000,000      $ 116,000                5,525,000        $ 38,000 (2)
-----------------------  ---------------- ----------------- ---------------------- ----------------
 Gerald J. Brandimarte          -             $ -                       -                N/A
-----------------------  ---------------- ----------------- ---------------------- ----------------
   William W. Stewart       3,000,000      $ 120,500               -/250,000(1)       $- (2)
-----------------------  ---------------- ----------------- ---------------------- ----------------
    Thomas Y. Gorman            -             $ -                       -                N/A
=======================  ============= ==================== ====================== ================

-------------------
(1)  Unexercisable until 2004

(2)  Value determined at closing trade on 12/31/03 of $0.02/share.
-------------------

Compensation  of Directors.
---------------------------
Until the three outside directors were appointed immediately prior to the close of the third quarter, there have been no standard arrangements relating to compensation of directors for services provided as directors. The Company enacted a policy to pay the outside directors 125,000 registered common shares per fiscal quarter coupled with stock options to purchase 250,000 at the current trading price on the date of grant, which is typically done in the last two weeks of the current quarter for compensation grants in the following quarter. Mr. Stewart, who was the continuing outside director after the resignation of Mr. Brandimarte, had previously been paid on an ad hoc basis, but joined the compensation scheme for the other outside directors commencing in the first quarter of 2004. The directors are compensated for consulting services and may be reimbursed for their expenses in attending formal meetings of the board of directors. (See: Certain Transactions with Management and Others).

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

Employment  Contracts of Executives  with  Company.
---------------------------------------------------
Mr. Raabe has an employment contract with the Company, executed in November of 1998 and renewed as amended by board minutes dated October 15, 2003 which provides that the agreement is amended to read an independent contractor agreement, with a base annual gross consulting fee of $180,000 per year, plus standard employee benefits, reimbursement of business expenses including providing office, phone, secretarial assistance and other operating support. The term of the agreement is two years from this date or any renewal date. The agreement automatically renews for a successive two-year period on each anniversary date. The agreement provides that accrued and unpaid salary or incentive pay can be taken in the form of any available Series of Class A Preferred Stock, common stock and/or notes convertible into Preferred or common stock. The agreement further provides for incentive and performance based compensation subject to good faith negotiation with the board of directors. The agreement incorporates certain terms of a change in control agreement signed by the Company in 1998, which provides that Mr. Raabe will be paid success fees for closing transactions which either provide assets, revenue or relationships of substantial value to the Company, based on a modified Lehman's formula, or some other mutually agreeable formula. Termination without cause prior to the termination of the agreement, results in vesting of all contingent benefits, stock options and mandates severance pay in the amount of unpaid, unaccrued salary/consulting fees remaining under the full unexpired term of the agreement.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management.

Securities Authorized for Issuance Under Equity Compensation Plans.
-------------------------------------------------------------------
The following table sets forth Equity Compensation Plans including individual compensation arrangements, under which the Company's equity securities are authorized for issuance, as of the end of fiscal year 2003, aggregated by such plans previously approved and by those not previously approved by shareholders.

----------------------------    --------------------------        --------------------    ------------------------
                                 Number of securities to            Weighted-average        Number of securities
                                 be issued upon exercise            exercise price of     remaining available for
                                 of outstanding options,          outstanding options,     future issuance under
                                   warrants and rights             warrants and rights      equity compensation
                                                                                             plans (excluding
                                                                                          securities reflected in
                                                                                                column (a))
---------------------------     ------------------------------    ---------------------    -----------------------
                                        (a)                                (b)                    (c)
---------------------------     ------------------------------    ---------------------    -----------------------
Equity compensation plans
  approved by security          1998                   525,000                $0.22                        -
         holders

                                2002                                                                   123,622(1)
---------------------------     ------------------------------    ---------------------    -----------------------
                                2003                10,000,000                $0.014                16,500,000(2)
Equity compensation plans
 not approved by equity         Series 1 Preferred       1,157                  $10                        -
         holders                Series 2 Preferred       2,500                  $10                        -
---------------------------     ------------------------------    ---------------------    -----------------------
          Total
         Common                                     10,525,000               $0.024                 16,623,622
   Series 1 Preferred                                    1,157               $10.00
   Series 2 Preferred                                    2,500               $10.00
---------------------------     ------------------------------    ---------------------    -----------------------

----------------------
(1)  Shares  are  available  for  direct  stock  grants,   options,  SAR's,  and
     restricted stock rights under the Company's 2002 Omnibus Stock Incentive and Compensation Plan.

(2) Shares under the Company's 2003 Omnibus Stock Incentive and Compensation Plan to be submitted to stockholders at the next shareholders' meeting. (See: Item 11 - Certain Relationships and Related Transactions)
---------------------

Stock Ownership of Certain Beneficial Owners

The following table set forth the shareholdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of March 31, 2004.

                    Certain Beneficial Owners of More than 5%
----------------------------- -------------------------- --------------------------- --------------------------
            (1)                          (2)                        (3)                         (4)
----------------------------- -------------------------- --------------------------- --------------------------

Title of Class                Name and Address of        Amount and Nature of            Percent of Class
                              Beneficial Owner           Beneficial Ownership
----------------------------- -------------------------- --------------------------- --------------------------
Common Stock                  Eagle Capital Funding      Direct:
                              Corp. 7102 La Vista        9,630,000
                              Place, Suite 100, Niwot    Indirect:
                              Colorado 80503             9,120,000
Series 2 Preferred                                       Total:
                                                         18,750,000(1)                          12.1%

                                                         Direct:
                                                          9,000
                                                         Indirect:
                                                          5,950
                                                         Total:
                                                         14,950(2)                             100%
----------------------------- -------------------------- --------------------------- --------------------------
Common Stock                  Eagle Capital Fund - I,    Direct:
                              LLC.                       9,120,000(3)                          6.2%
                              7102 La Vista Place,
Series 2 Preferred            Suite 100, Niwot           Direct:
                              Colorado 80503             5,950                                  40%
----------------------------- -------------------------- --------------------------- --------------------------

---------------------
(1) Includes 630,000 outstanding common shares directly owned, 9,000,000 common shares issuable on conversion of 9,000 shares of Series 2 Preferred, which the beneficial owner has the right to acquire within the next 60 days, plus indirect ownership of 9,120,000 common shares including 3,170,000 common shares outstanding plus 5,950,000 common shares issuable on conversion of 5,950 shares of Series 2 Preferred which the Beneficial Owner has the right to acquire within the next 60 days, attributed to the Beneficial Owners' direct and management interest in Eagle Capital Fund - I, LLC. Percentage based on 154,979,086 total common shares including 140,029,036 common shares outstanding plus 14,950,000 shares issuable on conversion of Series 2 Preferred. Does not include attribution of other shares beneficially owned by either the CEO or Mr. Stewart, who are control persons of this entity.

(2) Includes 9,000 Series 2 Preferred shares directly owned, and indirect ownership of 5,950 shares of Series 2 Preferred attributed to the beneficial owners' direct and management interest in Eagle Capital Fund - I, LLC. Percentage calculated based on 19,200 shares outstanding.

(3) Includes 3,170,000 common shares directly owned; 5,950,000 common shares issuable on conversion of 5,950 shares of Series 2 Preferred, directly owned; which the beneficial owner has the right to acquire within 60 days. Percentage based on 145,979,086 total common shares including 140,029,036 common shares outstanding plus 5,950,000 common shares issuable on conversion of Series 2 Preferred.
---------------------


Security Ownership of Management

----------------------- ------------------------------- --------------------------- -----------------------
         (1)                         (2)                           (3)                         (4)
----------------------- ------------------------------- --------------------------- -----------------------
Title of Class          Name and Address of             Amount and Nature of           Percent of Class(1)
                        Beneficial Owner                Beneficial Ownership(1)
----------------------- ------------------------------- --------------------------- -----------------------
                        Directors and Executive
                        Officers
----------------------- ------------------------------- --------------------------- -----------------------
Common Stock            Thomas P. Raabe                 Direct:
                        Director/CEO                    35,720,170
                        c/o 7102 La Vista Place,        Indirect:
                        Suite 100, Niwot, Colorado      25,772,333
                       80503                            Total:
                                                        61,493,003(2)                            38.1%

Series 1 Preferred                                      Direct
                                                        1,187                                   100 (3)
Series 2 Preferred                                      Direct
                                                        200
                                                        Indirect
                                                        14,950(3)
                                                        Total:
                                                        15,150 (3)                              100% (3)
----------------------- ------------------------------- --------------------------- -----------------------
Common Stock            William W. Stewart              Direct:
                        Director/Secretary              250,000
                        c/o 7102 La Vista Place,        Indirect:
                        Suite 100 Niwot, Colorado       18,750,000
                        80503                           Total:
                                                        19,000,000(4)                           12.3 (4)

Series 2 Preferred                                      Indirect:
                                                        14,950 (4)                              98.7% (4)
----------------------- ------------------------------- --------------------------- -----------------------
Common Stock            Donald W Prosser                Direct:                                  0.6%(5)
                        Director                        825,000(5)
                        c/o 7102 La Vista Place,
                        Suite 100 Niwot, Colorado
                        80503
----------------------- ------------------------------- --------------------------- -----------------------
Common Stock            Charles L. Gamber               Direct:                              0.6% (6)
                        c/o 7102 La Vista Place,        825,000(6)
                        Suite 100, Niwot, Colorado
                        80503
----------------------- ------------------------------- --------------------------- -----------------------
Common Stock            John R. Herzog                  Direct                                   0.3%(7)
                        c/o 7102 La Vista Place,        375,000(7)
                        Suite 100, Niwot, Colorado
                        80503
----------------------- ------------------------------- --------------------------- -----------------------
Common Stock            Directors and Executive         Total:
Series 1 Preferred      Officers as a Group             63,268,003(8)                           38.2% (8)
Series 2 Preferred                                      Total
                                                        1,187(3)                                100% (3)
                                                        Total:
                                                        15,150 (3)(4)                           100% (3)(4)
----------------------- ------------------------------- --------------------------- -----------------------

-----------------------
(1)      See footnotes 1 through 3 to previous table.

(2) Includes Directly Owned 35,720,170 common shares, plus 5,525,000 common shares issuable on exercise of common stock options, plus 200,000 common shares issuable on conversion of 200 shares of Series 2 Convertible Preferred Stock, and plus 593,500 common shares issuable on conversion of 1,187 shares of Series 1 Convertible Preferred Stock, which the Beneficial Owner has the right to acquire within 60 days; plus Indirectly Owned of 1,262,500 common shares owned by family members, 2,607,468 common shares attributable to the holdings of the Thomas P. Raabe Trust, plus 3,152,865 shares attributable to holdings of Boulder Sports, LLC, plus 9,630,000 shares attributable to the holdings of Eagle Capital Funding Corp. (See Note 1 of previous table and Note 4, below), plus 9,120,000 shares attributable to the holdings of Eagle Capital Fund - I, LLC., (See: Note 3 of previous table). Percentage calculated based on 161,297,586 total common shares including 140,029,036 common shares outstanding plus 21,268,500 common shares issuable on exercise of stock options and/or conversion of outstanding and optioned Preferred Stock directly and by attribution to the holdings of Eagle Capital Funding Corp. and Eagle Capital Fund - I.

(3) Includes directly owned 1,187 shares of Series 1 Preferred Stock which the Beneficial Owner has the right to acquire within 60 days and 200 shares of Series 2 Preferred Stock, and Indirectly 9,000 shares of Series 2 Convertible Preferred attributable to the holdings of Eagle Capital Funding Corp. and 5,950 shares of Series 2 Convertible Preferred attributable to the holdings of Eagle Capital Fund - I, LLC. (See: Notes 2 and 3 of previous table.)

(4) Includes directly owned 250,000 shares and 18,750,000 shares indirectly owned by attribution to holdings of Eagle Capital Funding Corp. and Eagle Capital Fund-1, LLC, including shares issuable on conversion of the Series 2 Preferred which the Beneficial Owner has the right to acquire within 60 days. (See: Notes 1, 2 and 3 to previous table). Percentage of Common Stock Class calculated based on 154,979,086 total shares including 140,029,036 currently outstanding plus 14,950,000 shares issuable on conversion of 14,950 shares of Series 2 Preferred, which the Beneficial Owner has the right to acquire within 60 days.

(5) Includes Directly Owned of 700,000 shares plus 125,000 common shares issuable on exercise of common stock options. Percentage based on 140,154,086 total shares including 140,029,036 currently outstanding plus 125,000 common shares issuable on exercise of stock options, which the Beneficial Owner has the right to acquire within 60 days.

(6) Includes Directly Owned of 700,000 shares plus 125,000 common shares issuable on exercise of common stock options which the Beneficial Owner has the right to acquire within 60 days. Percentage based on 140,154,086 total shares including 140,029,036 currently outstanding plus 125,000 common shares issuable on exercise of stock options, which the Beneficial Owner has the right to acquire within 60 days.

(7) Includes Directly Owned of 125,000 shares plus 250,000 common shares issuable on exercise of common stock options which the Beneficial Owner has the right to acquire within 60 days. Percentage based on 140,279,086 total shares including 140,029,036 currently outstanding plus 250,000 common shares issuable on exercise of stock options, which the Beneficial Owner has the right to acquire within 60 days.

(8) Includes Directly Owned of 37,699,503 common shares, plus 6,818,500 common shares issuable on exercise of common stock options and conversion of Series 2 Preferred, which the Beneficial Owner has the right to acquire within 60 days; plus Indirectly Owned of 18,750,000 common shares including 9,630,000 shares attributable to the holdings of Eagle Capital Funding Corp. (See Note 1 of previous table and Note 4, above), plus 9,120,000 shares attributable to the holdings of Eagle Capital Fund - I, LLC., (See: Note 4, above and Note 2-3 of previous table). Percentage calculated based on 165,597,586 total shares including 140,029,036 common shares outstanding plus 25,568,500 common shares issuable on exercise of stock options and common stock conversion rights under the Series 1 and 2 Preferred, directly held and by attribution to common shares issuable on conversion of outstanding Preferred Stock of Eagle Capital Funding Corp. and Eagle Capital Fund - I, LLC.
------------------------

Item 12 - Certain Relationships and Related Transactions.

Transactions with Management and Others
During the fiscal years ended December 31, 2002 and December 31, 2003, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to
Item 10 of this Report, Executive Compensation, and Item 11, Security Ownership of Certain Beneficial Owners and Management which are incorporated herein by reference.

As of December 31, 2002, the CEO was owed $27,532 in accrued cash advances $15,000 of which was applied to the exercise price of an outstanding common stock option in 2003. During 2003, the CEO advanced an additional $3,227 in cash and advances to the Company, of which $4,186 was repaid during 2003 leaving $11,573 as of December 31, 2003 unpaid.

During the third quarter of 2003 one of the Company's then three directors resigned and 4,000,000 options to purchase common stock granted to him during 2002 and 2003 were cancelled. At the same time, 3,000,000 options granted to another director during 2002 and 2003 were also cancelled.

Also, during the third quarter of 2003, the Company retained the services of an independent consultant to help reposition and direct the Company, and for assistance in formulation and launching a new business direction of developing opportunities and investments in the traditional oil and gas and alternative and renewable energy sectors. The consultant's initial agreement was for a term of six months from August of 2003, and was expanded in scope and renewed following the end of the current fiscal year for an additional 1 year period. The consultant is being paid on a project by project basis with negotiated payments based on expected cost for performance, value added services and tangible results. The consultant is responsible for his direct expenses and payment of any third party or associate services he requires to perform under his agreement with the Company. During the third quarter of 2003, the Company paid the consultant 7,000,000 common shares valued at $70,000 for services expected to cover the first six month term of the agreement. During the fourth quarter, the consultant was paid a further 4,250,000 shares of registered common stock valued at $59,500 as the relationship was significantly expanded in scope with the development of several new initiatives, wherein the consultant introduced several critical opportunities to the Company, including an introduction to the sponsors and developers of the Texas 24 Well redevelopment project; and originated several medium term programs for project acquisition, capital formation and generation of revenue, including development and funding of a Master Energy Fund, and to recruit members of two independent advisory boards specializing in traditional oil and gas and alternative and renewable energy, respectively. At the end of the current fiscal year, the consultant was paid an incentive and performance restricted stock award of 5,500,000 unregistered common shares valued at $165,000 based on the closing bid for the shares on the date of issuance, for himself and his direct associates' continued and long term involvement in the Company. Subsequent to the end of the fiscal year ended December 31, 2003, the Company has renewed and expanded this relationship and has made two additional payments of 8,250,000 registered common shares valued at $165,000 and 4,000,000 registered common shares valued at $84,000.

Also, during the third quarter of 2003, the Company adopted its 2003 Omnibus Stock Option and Incentive Stock Compensation Plan, reserving 40,000,000 common shares for issuance to officers, directors, employees and consultants under various incentive compensation structures including reservation of 10,000,000 of those shares for an compensatory stock purchase plan entitling all employees of the Company and its subsidiaries and affiliated entities, including outside consultants, independent contractors, officers, and directors to purchase common stock for $0.01 per share. In December of 2003, two outside directors purchased 500,000 shares of common stock each under the compensatory stock purchase plan. The referenced 2003 Omnibus Plan provides for issuance of 5,000,000 common stock options to the CEO and 2,000,000 common stock options to an officer and director exercisable for two years at a purchase price of $0.01 per common share. Additionally, the Company adopted a compensation plan for outside directors to be paid 125,000 registered shares of common stock and 250,000 common stock options priced at the then market value for the Company's common stock on a quarterly basis for each quarter in which they served as directors of the Company. During the fourth quarter of fiscal year 2003, three outside directors were paid 125,000 common shares each and exercised 250,000 of their stock options each at an exercise price of $0.011 per share. During December 2003, four directors were granted stock compensation of 125,000 shares each issuable in 2004, plus 250,000 common stock options each exercisable beginning January 1, 2004 at $0.022 per share, and these shares were issued and three directors exercised 500,000 of these options during the first quarter of 2004. The 2003 Omnibus Plan is scheduled for shareholder approval at the Company's next regular or a special shareholders meeting to be scheduled.

During the fourth quarter of 2003, the Company made an incentive and performance restricted stock award of 2,000,000 common shares valued at $60,000 based on the closing bid for the shares on the date of issuance to a financial advisory group who was the original organizer of the Texas 24-Well redevelopment project, and to assist the Company in acquiring deal flow and sourcing of capital placement.


As previously disclosed, following the end of the current fiscal year, the Company executed a Joint Venture Agreement to pursue a redevelopment project to re-enter and re-complete up to 24 capped or shut-in oil and gas wells in a known producing field in South Texas. The Company has agreed to form a wholly owned subsidiary to act as corporate general partner for up to four Limited Liability Limited Partnerships to redevelop 6 Wells each, for compensation of $26,000 in monthly expense stipend, a 2.5% carried working interest in all completed wells and $44,000 per LLLP funded as a management fee. The CEO is a direct party to this Agreement and has been designated to earn-in an equal percentage amounting to approximately a 4.5% carried Working Interest in the project wells. Of this interest, the CEO has agreed to contribute 2.5% carried Working Interest to the proposed new subsidiary in exchange for future consideration of equity in the new entity and/or cash or other considerations based on the value of the contributed interest at a time in the future when the board of directors can make a fair comparative valuation of the new corporate entity and the contributed 2.5% Working Interest.

Following the end of the current fiscal year, the Company granted incentive stock options to four of the five members of the Texas 24 Well Joint Venture, who will directly participate in operation and management of the Joint Venture and the LLLP's that are formed pursuant to the Joint Venture. These grants are for options to purchase 1,000,000 common shares for an exercise price of $0.02 per share or $20,000 each exercisable for a period of 6 months from the date of grant, and provided that such options are timely exercised, the optionee was granted the options to purchase a further 2,000,000 common shares for an exercise price of $0.03 per share or $60,000 for a period of two years from the date the options become vested. In total this plan provides for issuance of up to 12,000,000 common shares on exercise of such options at an aggregate purchase price of $320,000 (an average of $0.027 per share.) In April 2002, two officers of the Company cancelled $344,000 in accrued wages owed by the Company in exchange for the right to receive in the aggregate 12% of the total future stock dividend distribution by the Company from the first four companies that it spins off to its shareholders in a registered stock dividend and/or a registered rights offering. Following the end of the fiscal year ended December 31, 2003, the CEO agreed to settle $232,500 in accrued salary and bonus outstanding for the 2000, 2001 and 2002 fiscal years, and cancel a special 3% dividend preference which he acquired in a prior period for cancellation of $75,000 in salary accrued in 2002, for issuance of 25,000,000 restricted common shares valued at $480,000 based on the closing bid for the shares on the date of issuance.

By agreement dated March 6, 2003, the Company engaged a consultant to provide corporate communications support for a period of six months from such date for compensation of 3 million common shares and stock options to purchase up to 4 million common shares for $0.015 per share for a period expiring 6 months from such date. This option was exercised after the end of the fiscal year ended December 31, 2003.

As previously reported, during the fourth quarter of 2001, the Company authorized two Series of its Class A Convertible Preferred Stock, entitled Series 1 and Series 2 Convertible Preferred, respectively. There were a total of 30,000 shares of Series 1 Convertible Preferred shares convertible into common shares at $0.02 in face value of the Series 1 Preferred per common share reserved for issuance to officers, directors and consultants of the Company for payment of cash advances and notes payable to the insiders that were accrued through June 30, 2002. On May 31, 2002, $160,014 of Notes Payable to an entity owned by the CEO were converted into 16,001 shares of Series 1 Convertible Preferred Stock, and subsequent to the end of Fiscal Year 2003, such Series 1 Convertible Preferred Shares were converted into 8,000,700 shares of common stock.

At the end of the fiscal year ended December 31, 2001, the Company entered into a subscription agreement to sell 20,000 shares of Series 2 Preferred stock to a related company for $10 per share. In May 2002, the Company approved two assignment agreements between the related company and two unaffiliated individuals who held two secured promissory notes payable by the Company in the aggregate amount of $100,000. The agreements provided for the purchase by the related company of the notes and collateral consisting of 500,000 common shares in the Company and a security interest for certain inventory of the Company's subsidiary, Aggression Sports, Inc. and for the subsequent surrender for cancellation of such notes by the related company to the Company in exchange for 10,000 shares of Series 2 Preferred Stock. The assignments were finalized upon the closing of a private placement by the related company during September 2002 and were credited toward the related company's $200,000 subscription for Series 2 Preferred shares in the amount of $100,000. These 10,000 shares of Series 2 Preferred were then contemporaneously transferred to an affiliate of the related company. The related company completed the other $100,000 of its subscription to purchase the Series 2 Preferred Stock with several payments made from the first quarter of 2002 to the third quarter of 2003. During the fourth quarter of fiscal year 2003, 1,000 shares of Series 2 Preferred were transferred to two affiliates of the Company and 800 of those shares were used to purchase 3,000,000 shares of common stock on exercise of certain of their incentive stock options. Subsequent to the end of the fiscal year ended December 31, 2003, the affiliate of the related company converted 4,050 shares of the Series 2 Preferred to 4,050,000 shares of common stock and distributed them to certain owners of such affiliate of the related company.

Item 13 - Exhibits and Reports on Form 8-K

There were filed no Form 8-K reports for the fourth quarter of the fiscal year 2003.

Exhibit No. Description                                                Ref. No
------------------------------------------------------------------------------

EX-3.1      Restated Articles of Incorporation with Amendments
            adopted by shareholders on September 1, 1998.                  1

EX-3.2      Bylaws adopted by the Board of Directors on
            October 1, 1998.                                               1

EX-4.1      Designation of Class A Preferred Stock dated
            February 26, 2001                                              1

EX-4.2      Designation of Series 1 Convertible Preferred
            Adopted November 19, 2001                                      1

EX-4.3      Designation of Series 2 Convertible Preferred
            Adopted December 19, 2001.                                     1

EX-10.1     2002 Omnibus Incentive Stock Compensation Plan
            Adopted, July 2, 2002                                          2

EX-10.2     Settlement Agreement between Thomas P. Raabe
            and Arete Industries, Inc.                                     2

EX-10.3     Settlement Agreement between Thomas Y. Gorman Jr.
            and Arete Industries, Inc.                                     2

EX-10.4     2003 Omnibus Incentive Stock Compensation Plan
            Adopted, August 21, 2003                                       4

EX. 10.5    Joint Venture Agreement - Texas 24 Well Re-Entry Project
            dated February 27, 2004                                        3

EX-21       Subsidiaries of the Registrant                                 2

EX-31       Certification of CEO and CFO Pursuant to
            18 U.S.C, Section 7241, as adopted
            and Section 302 of the Sarbanes-Oxley Act of 2002.             3

EX-32       Certification of CEO and CFO Pursuant to
            18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.                 3

Notes to Exhibits:

1. These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein.

2. These documents and related exhibits have been previously filed under the Company's periodic reports for periods ended during fiscal year 12/31/02 and/or the Annual Report for the fiscal year ended December 31, 2002 and by this reference are incorporated herein.

3. Attached to this report on Form 10-KSB as Exhibits and incorporated herein by reference.

4. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-KSB filed on September 4, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this first amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ARETE INDUSTRIES, INC.

Date: April 7, 2004                 By:   /s/ THOMAS P. RAABE
                                          ------------------------
                                          Thomas P. Raabe,
                                          President, Chief Executive Officer,
                                          acting Chief Financial and Accounting
                                          Officer, and Chairman of the Board of
                                          Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                            ARETE INDUSTRIES, INC.

Date: April 7, 2004                 By:     /s/ THOMAS P. RAABE
                                            -----------------------
                                            Thomas P. Raabe Board Member

Date: April 7, 2004                 By:     /s/ WILLIAM W. STEWART
                                            --------------------------
                                            William W. Stewart Board Member

Date: April 7, 2004                 By:     /s/ DONALD W. PROSSER
                                            -------------------------
                                            Donald W. Prosser Board Member

Date: April 7, 2004                 By:     /s/ CHARLES L. GAMBER
                                            -------------------------
                                            Charles L. Gamber Board Member

Date: April 7, 2004                 By:     /s/ JOHN R. HERZOG
                                            ----------------------
                                            John R. Herzog Board Member


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

For information forwarded to shareholders of the Company during the period covered by this Report, see the Exhibit Index of this Report. As of the date of this report no annual report for the fiscal year ended December 31, 2003 or proxy material for the 2004 annual shareholders meeting has been sent to security holders. Registrant intends to send proxy information to its security holders for its regular Annual Meeting to be scheduled shortly, but does not intend to send an annual report with such materials. Registrant undertakes to forward any annual report or proxy material delivered to securities holders to the Securities and Exchange Commission on the date such information is forwarded to stockholders.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES

                          (A Development Stage Entity)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2003

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)


                                      INDEX

                                                                    Page No.
                                                                    --------

     Report of Independent Certified Public Accountants               F-1

     Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2002 and 2003          F-2

     Consolidated Statement of Operations - For the years ended
       December 31, 2002 and 2003                                     F-3

     Consolidated Statement of Stockholders' Deficit - For
       the years ended December 31, 2002 and 2003                     F-4

     Consolidated Statement of Cash Flows - For the years ended
       December 31, 2002 and 2003                                     F-6

     Notes to Consolidated Financial Statements                       F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     To the Board of Directors
     Arete Industries, Inc.
     Boulder, Colorado


     We have audited the consolidated balance sheet of Arete Industries, Inc. and Subsidiaries (a development stage entity) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arete Industries, Inc. and Subsidiaries at December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for the years then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                                                /s/ CAUSEY DEMGEN & MOORE INC.
     Denver, Colorado                           ------------------------------
     April 1, 2004                              CAUSEY DEMGEN & MOORE INC.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2002 and 2003

                                     ASSETS


                                                                  2002            2003
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $        381    $     25,345
    Accrued interest receivable                                     24,632          37,761
    Inventory                                                       20,302            --
    Inventory and molds held for disposal (Note 1)                    --            25,243
    Prepaid expenses                                                 2,285            --
                                                              ------------    ------------

      Total current assets                                          47,600          88,349

Furniture and equipment, at cost net of accumulated
    depreciation of $74,309 (2002) and $13,511 (2003)               97,056           1,089
Intellectual property                                               32,215            --
                                                              ------------    ------------

                                                              $    176,871    $     89,438
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 2)                                 $    422,697    $    288,059
    Accrued expenses                                               576,333         585,478
    Accrued payroll taxes (Note 2)                                 289,761         289,363
    Settlement due                                                  18,650          18,650
    Notes payable - related parties (Note 3)                        27,532          11,573
                                                              ------------    ------------

      Total current liabilities                                  1,334,973       1,193,123

Commitments and contingencies (Notes 1, 2,3,7 and 8)

Stockholders' deficit (Notes 4 and 5):
    Convertible Class A preferred stock; $10 face value,
      1,000,000 shares authorized:
        Series 1, 30,000 shares authorized, 16,001
          shares issued and outstanding                            160,014         160,014
        Series 2, 25,000 shares authorized,18,542 (2002)
          and 19,200 (2003) shares issued and outstanding          185,425         192,000
    Common stock, no par value; 499,000,000 shares
      authorized, 34,399,581 (2002) and 82,592,626 (2003)
      shares issued and outstanding                              9,592,587      10,383,703
    Accumulated deficit (including $463,041 accumulated
      during the development stage)                            (10,877,308)    (11,600,582)
    Notes receivable from sale of stock                           (218,820)       (238,820)
                                                              ------------    ------------

      Total stockholders' deficit                               (1,158,102)     (1,103,685)
                                                              ------------    ------------

                                                              $    176,871    $     89,438
                                                              ============    ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the years ended December 31, 2002 and 2003
            and from inception (August 1, 2003) to December 31, 2003

                                                                                              Inception to
                                                                 2002             2003      December 31, 2003
                                                              ------------    ------------    ------------
Operating expenses:
   Depreciation                                               $       --      $        384    $        384
   Rent                                                               --             9,203           9,203
   Other operating expenses                                           --           448,094         448,094
                                                              ------------    ------------    ------------

     Total operating expenses                                         --           457,681         457,681
                                                              ------------    ------------    ------------

      Total operating loss                                            --          (457,681)       (457,681)

Other income (expense):
   Interest expense                                                (33,352)        (18,489)        (18,489)
   Interest and miscellaneous income                                13,129          13,129          13,129
                                                              ------------    ------------    ------------

     Total other income (expense)                                  (20,223)         (5,360)         (5,360)
                                                              ------------    ------------    ------------

Net loss from continuing operations                                (20,223)       (463,041)       (463,041)

Net loss from discontinued operations (including
   loss on disposal of $108,673 in 2003) (Note 1)                 (416,344)       (383,374)           --
Extingusihment of Debt (Note 2)                                       --           123,141            --
                                                              ------------    ------------    ------------

Net loss (Note 6)                                             $   (436,567)   $   (723,274)   $   (463,041)
                                                              ============    ============    ============

Basic and diluted loss per share from continuing operations            $ *    $      (0.01)   $      (0.01)
                                                              ============    ============    ============

Basic and diluted loss per share                              $      (0.02)   $      (0.01)   $      (0.01)
                                                              ============    ============    ============


Weighted average common shares outstanding                      27,793,000      52,600,000      65,400,000
                                                              ============    ============    ============

* Less than $.01 per share


                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2002 and 2003

                                                  Series 1               Series 2
                                               preferred stock       preferred stock              Common stock
                                              ------------------   --------------------     ------------------------   Accumulated
                                              Shares     Amount     Shares      Amount        Shares        Amount        deficit
                                              -------   --------   --------    --------     ----------   -----------   ------------
Balance, December 31, 2001                      --      $    --        --      $   --       24,416,248   $ 9,074,130   $(10,440,741)

   Issuance of Series 1 preferred  stock for
     conversion of note payable (Note 3)       16,001    160,014       --          --             --            --             --

   Issuance of Series 2 preferred  stock
     to reimburse advances made to the
     Company (Note 3)                            --          --       8,542      85,425           --            --             --

   Issuance of Series 2 preferred  stock
     for cancellation of notes payable
     (Note 3)                                    --          --      10,000     100,000           --            --             --

   Cancellation of accrued wages for future
     interest in stock distributions (Note 5)    --          --        --          --             --         344,000           --

   Issuance of common stock to employees
     and consultants for services (Note 5)       --          --        --          --        9,483,333       126,710           --

   Issuance of common stock in payment
     of accrued interest (Note 3)                --          --        --          --          500,000        10,000           --

   Value of stock options issued
     (Note 5)                                    --          --        --          --             --          37,747           --

   Net loss for the year ended
     December 31, 2002                           --          --        --          --             --            --         (436,567)
                                              -------   --------   --------    --------     ----------   -----------   ------------

Balance, December 31, 2002                     16,001   $160,014     18,542    $185,425     34,399,581   $ 9,592,587   $(10,877,308)

                          (Continued on following page)

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2002 and 2003

                       (Continued from the previous page)

                                                  Series 1               Series 2
                                               preferred stock       preferred stock              Common stock
                                              ------------------   ---------------------     ------------------------   Accumulated
                                              Shares     Amount     Shares      Amount        Shares        Amount        deficit
                                              -------   --------   --------    --------     ----------   -----------   ------------
Balance, December 31, 2002                    16,001    $160,014    18,542     $185,425     34,399,581   $ 9,592,587   $(10,877,308)

   Issuance of Series 2 preferred stock
    to reimburse advances made to the           --         --        1,458       14,575           --            --             --
    Company ( Note 3)

   Exercise of stock options upon
    conversion of Series 2 preferred stock
    (Note 4)                                    --         --         (800)      (8,000)     3,000,000         8,000           --

   Exercise of stock options (Note 5)           --         --         --           --        6,750,000       103,750           --

   Issuance of common stock to employees
    and consultants for services (Note 5)       --         --         --           --       37,443,045       637,719           --

   Purchase of stock by directors in
    connection with granted purchase rigts      --         --         --           --        1,000,000        10,000           --

   Value of stock options granted to
     consultants (Note 5)                       --         --         --           --             --          31,647           --

   Net loss for the year ended
    December 31, 2003                           --         --         --           --             --            --         (723,274)
                                              -------   --------   --------    --------     ----------   -----------   ------------

Balance, December 31, 2003                    16,001    $160,014    19,200     $192,000     82,592,626   $10,383,703   $(11,600,582)
                                              =======   ========   ========    =========    ==========   ===========   ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the years ended December 31, 2002 and 2003 and
              from inception (August 1, 2003) to December 31, 2003

                                                                            Inception to
                                                      2002         2003    December 31, 2003
                                                    ---------    ---------    ---------
Cash flows from operating activities:
   Net loss                                         $(436,567)   $(723,274)   $(463,041)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                   30,067       19,509          384
       Stock  and options issued for services and     174,457      669,366      440,061
         interest on notes
       Write down of assets included in loss from
         discontinued operations                       44,112      108,673         --
       Changes in assets and liabilities:
         Interest receivable                          (13,129)     (13,129)       6,564
         Inventory                                        615       (4,941)        --
         Prepaid expenses                               1,224        2,285         --
         Accounts payable                              10,848     (134,638)     (27,211)
         Accrued expenses                              68,643        8,747        8,580
                                                    ---------    ---------    ---------

           Total adjustments                          316,837      655,872      428,378
                                                    ---------    ---------    ---------

       Net cash used in operating activities         (119,730)     (67,402)     (34,663)

Cash flows from investing activities:
   Security deposit                                    12,598         --           --
                                                    ---------    ---------    ---------

       Net cash provided by investing activities       12,598         --           --

Cash flows from financing activities:
   Proceeds from issuance of preferred stock           85,425       14,575        6,713
   Proceeds from issuance of common stock                --         10,000       10,000
   Proceeds from exercise of stock options               --         83,750       43,750
   Payment of note payable - related parties           21,978      (15,959)        (573)
                                                    ---------    ---------    ---------

     Net cash provided by financing activities        107,403       92,366       59,890
                                                    ---------    ---------    ---------

Net increase in cash and cash equivalents                 271       24,964       25,227
Cash and cash equivalents at beginning of period          110          381          118
                                                    ---------    ---------    ---------

Cash and cash equivalents at end of period          $     381    $  25,345    $  25,345
                                                    =========    =========    =========

                          (Continued on following page)

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the years ended December 31, 2002 and 2003 and
              from inception (August 1, 2003) to December 31, 2003

                         (Continued from preceding page)

                                                                    Inception to
                                                                    December 31,
Supplemental disclosure of cash flow information:     2002   2003      2003
                                                    ------- ------   ---------

    Interest paid during the period                 $    -  $    -   $    -
                                                    ======= ======   =========
    Income taxes paid during the period             $    -  $    -   $    -
                                                    ======= ======   =========

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

During the year ended December 31, 2003, 800 shares of Series 2 preferred stock were used to exercise common stock options for the purchase of 3,000,000 common shares. In addition wages to officers and directors and fees to consultants of $637,719 were paid by the issuance of common stock and the value assigned to stock options issued was $31,647.

During the year ended December 31, 2003, a consultant exercised common stock options for a note receivable of $20,000.

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


1.   Summary of significant accounting policies

     Nature of business:

     Arete Industries, Inc. (Arete), formerly Travis Industries, Inc., a Colorado corporation was incorporated on July 21, 1987. One of Arete's subsidiaries, Global Direct Marketing, Inc. (Global) was in the business of printing advertising materials and coupons and mailing them for its customers. The other Arete subsidiary, Aggression Sports, Inc. (Aggression Sports) was an outdoors sports products company which became a consolidated subsidiary through Arete's increased investment, effective October 1, 2001. The Company is currently considered to be in the development stage as more fully defined in Financial Accounting Standards Board Statement No. 7. The Company has not generated any revenues from its activities in the oil and gas business

     The Company formed Global in October 1998. Certain assets and liabilities of Arete were contributed to Global. The consolidated financial statements of the Company include the accounts of Arete for the entire period, the accounts of Global since inception, and Aggression Sports since October 1, 2001. All intercompany accounts have been eliminated in the consolidation. All operations prior to August 1, 2003 have been reclassified as discontinued.

     On August 1, 2003, the Company discontinued operations as a business development company focused on certain bond and other funding vehicles for growth stage companies. The Company has embarked on an entirely new business focusing on acquiring interests in traditional oil and gas ventures as well as development of alternative and renewable energy projects. In the oil and gas field, the Company is looking for conservation oriented projects that offer high profit, low risk projects including overlooked and by-passed reserves of natural gas, which will include shut-in and in-field development, stripper wells, re-completion and re-working projects. The Company is interested in combining traditional oil and gas investments with projects that advance and exploit the use of alternative and renewable energy including bio-mass, co-generation, solar, wind, municipal and organic waste conversion to bio-fuels, and alternative electrical energy feed stocks. The Company will seek to make investments for direct participations in the revenue streams from such projects on a project finance basis, as well as through acquisition of management, capital, and assets by one or more acquisitions of going concerns. Also under consideration is creation and operation of one or more investment funds to engage in energy related and socially responsible investments.

     Discontinued operations:

     During March 2000, the Company abandoned the direct mail and coupon business. At December 31, 2003, the remaining liabilities of this division were $54,055 in trade payables and $58,230 in unpaid payroll taxes, $33,570 of debt was reclassified as extinguished. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At December 31, 2003, the remaining liabilities of this division were $91,077 in trade payables and $79,351 in unpaid payroll taxes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2003



1.   Summary of significant accounting policies (continued)

     The Company's decision to pursue projects and investments in traditional oil and gas as well as the `New' alternative and renewable Energy business is an entirely new business direction that requires that it take the decisive step to formally discontinue its former operations. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. The effect in the current period of this recasting and reclassification is a loss of $383,374 from discontinued operations including a write down of inventory and fixed assets held for disposal from discontinued operations of $108,673.

     Basis of presentation:

     The financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations. The Company has incurred significant losses and at December 31, 2003, the Company has a working capital deficit of $1,104,774 and a stockholders' deficit of $1,103,685. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

     Recent accounting pronouncements:

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded for the fair value of the obligation in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The disclosure provisions of

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2003



1.   Summary of significant accounting policies (continued)

     FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN45 are applicable prospectively to guarantees entered after December 31, 2002. The adoption of FIN 45 effective January 1, 2003 did not have a material effect on the Company's results of operations or financial position.

     In May 2003, the FASB issued Statement of Financial Accounting standards No. 150. "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS N. 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain excerptions. The adoption of SFAS No. 150, effective July1, 2003, did not have a material effect on the Company's results of operations or financial position.

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

     Depreciation:

     Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful life of three to five years using the straight-line and accelerated methods.

     Revenue recognition:

     The Company recognizes revenue when the goods are shipped.

     Advertising costs:

     The Company expenses the costs of advertising as incurred. Advertising costs amount to $0 and $0 for the years ended December 31, 2002 and 2003 respectively.

     Inventories:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist primarily of parts for snowshoes and the downhill gravity scooter. During 2002, the Company wrote off the remaining $44,112 value of inventory of the downhill gravity scooter. During 2003, the Company wrote off all fixed assets and revalued inventory in order to reclassify these items at fair market value listed as inventory and molds held for disposal at a value of $25,243.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2003



1.   Summary of significant accounting policies (continued)

     Intangible assets:

     Intellectual property will be amortized over their estimated lives of 15 years. All Intellectual property has been written off in 2003 with the discontinuation of the business.

     Income taxes:

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carry forwards and start-up costs capitalized for tax purposes.

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

     Concentrations of credit risk:

     Financial   instruments,   which   potentially   subject   the  Company  to
     concentrations of credit risk, consist principally of cash. The Company places its cash with high quality financial institutions.

     Net loss per share:

     Basic net loss per common share is based on the weighted average number of shares outstanding during each period presented. Options to purchase stock are included as common stock equivalents when dilutive.


2.   Delinquent amounts payable

     As of December 31, 2002 and 2003, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2003



3.   Notes payable

     Notes payable - individuals:

     On May 31, 2002, the Board of Directors approved two assignment agreements between third party creditors of the Company holding secured promissory notes in the aggregate amount of $100,000 and a company owned by a director. The agreements provided for the purchase of the referenced notes and collateral consisting of 500,000 common shares and a security interest in certain inventory of the Company's subsidiary, Aggression Sports, Inc. and the subsequent surrender for cancellation of such notes by the related company with the Company for 10,000 shares of Series 2 Convertible Preferred Stock of the Company (convertible into 500,000 shares of common stock). The assignments were finalized upon the closing of a private placement by the related company during September 2002 and were credited toward the related company's $200,000 subscription for Series 2 Preferred in the amount of $100,000. The related company completed the other $100,000 of its subscription to purchase the Series 2 Preferred Stock in several payment made between the first quarter of 2002 through August of 2003. During the fourth quarter of fiscal year 2003, 1,000 shares of Series 2 Preferred were transferred to two officers of the Company and 800 of those shares were used by the two officers to pay the exercise price for 3,000,000 incentive stock options.

     Notes payable - related parties:

     As of December 31, 2002, the CEO was owed $27,532 in accrued cash advances, $15,000 of which was applied to the exercise price of an outstanding common stock option in 2003. During 2003, the CEO advanced an additional $3,227 in cash and advances to the Company, of which $4,186 was repaid during 2003 leaving $11,573 unpaid as of December 31, 2003. On May 31, 2002, $160,014 of Notes Payable to an entity owned by the CEO was converted into 16,001 shares of Series 1 Convertible Preferred Stock.

4.   Preferred stock

     The Company prepared Articles of Amendment to the Articles of Incorporation dated October 30, 1998 whereby a new class of preferred stock was designated as "Class A Cumulative Convertible Preferred Stock" of which 100,000 shares could be issued. Effective February 26, 2001, the "Class A Cumulative Convertible Preferred Stock" was extinguished and replaced by a new "Class A Convertible Preferred Stock" and 1,000,000 shares were authorized for issuance. The Class A preferred stock has a cumulative dividend at prime rate and is redeemable for cash at the rate of $10 per share plus accrued but unpaid dividends at the option of the Company. Each of the Class A preferred shares is convertible at any time after thirty days from issuance at face value and convertible into an equal amount of common stock at 100% of the average weekly closing bid price of the common stock. The Class A shares have certain voting rights and other rights and preferences as specified in the amended articles. The Company intends to use this Class A preferred stock as consideration for unpaid officers' compensation.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2003



4.   Preferred stock (continued)

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

     On May 31, 2002, a company owned by the Company's Chief Executive Officer converted a note payable with a principal balance of $160,014 into 16,001 shares of Series 1 Class A Preferred Stock. These preferred shares are convertible into 8,000,700 shares of common stock. (See Note 8).

     On December 19, 2001, by board resolution pursuant to a subscription agreement, the board of directors designated 25,000 of Class A Preferred Stock as Series 2 Convertible Preferred Stock, in a proposed placement of up to $200,000 of such preferred stock at $10 per share face value. As of December 31, 2003, the Company received proceeds of $200,000 for the purchase of 20,000 shares of Series 2 Convertible Preferred Stock. 10,000 of these preferred shares were issued in connection with a note conversion (see Note 3). These preferred shares are convertible into 20,000,000 shares of common stock. 800 preferred shares were used by two related parties as the purchase price for the exercise of stock options for 3,000,000 shares of common stock.

5.   Common stock

     Stock issuances:

     During the years ended December 31, 2002 and 2003, 9,483,333 and 37,443,045 shares of the Company's common stock, respectively, were issued to employees and consultants for services. Of the total common shares issued in fiscal year ended December 31, 2003, 18,750,000 shares of common stock were issued to consultants in connection with developing the company's new business in the traditional, alternative, and renewable energy sector; 7,700,000 shares of common stock were issued to consultants for corporate communications support: 9,625,000 shares of common stock were issued to officers and directors; 1,368,045 shares of common stock were issued for professional services.

     During April 2002, two officers of the Company cancelled $344,000 in accrued wages owed by the Company in exchange for the right to receive in the aggregate 12% of the total future stock dividend distribution by the Company from the first four companies that it spins off to its shareholders in a registered stock dividend and/or a registered rights offering.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2003



5.   Common stock (continued)

     Effective July 15, 2002, the shareholders of the Company approved a 20 for 1 reverse stock split. All common share references in these financial statements have been revised to reflect the reverse split.

     Stock options:

     Stock Option Plans

     The Company has established the 2002 and 2003 plans for employees, directors and consultants or other advisors. The Company has reserved a maximum of 35,000,000 and 40,000,000 common shares, respectively, to be issued upon the exercise of options granted under the ISO plans. The purchase price of each share of stock under the stock option plan will be determined by the Board of Directors or the Compensation Committee. The stock option plan exercise term will not exceed ten years.

     During the year ended December 31, 2002, the board of directors granted the issuance of a stock option for the purchase of 2,000,000 shares of common stock to a consultant. The options are exercisable at $.02 per share for two years and were valued at $37,747.

     During the year ended December 31, 2002, the board of directors granted the issuance of a stock option for the purchase of 2,000,000 shares of common stock to a director of the Company, exercisable at $.02 per share for two years. This option was cancelled in the year ended December 31, 2003.

     During the year ended December 31, 2003, the board of directors granted a stock option for the purchase of 4,000,000 shares of common stock to a consultant. The option is exercisable at $.015 per share for two years and was valued at $31,627.

     During the year ended December 31, 2003, the board of directors granted the issuance of stock options to directors for: (i) 3,000,000 shares of common stock, exercisable at $.0165 per share for two years of which 2,000,000 were cancelled during 2003; (ii) 3,000,000 shares of common stock, exercisable at $.0155 for 2 years of which 1,000,000 were cancelled during 2003; (iii) 7,000,000 shares of common stock, exercisable at $.01 per share for two years of which 2,000,000 were cancelled during 2003; (iv) 750,000 shares of common stock exercisable at $.011 per share for one year; and (v) 1,000,000 shares of common stock exercisable at $.022 for six months which vest in 2004.

     During the year ended December 31, 2003, stock options for the purchase of 2,000,000 shares issued to a director in the year 2001 were cancelled, and 2,000,000 options granted in 2001 and 53,075 options granted in 1999 expired. A total of 9,750,000 stock options were exercised during 2003 for proceeds of $111,750.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2003



5.   Common stock (continued)

     The following is a summary of stock option activity, all of which are currently exercisable:

                                                          Weighted
                                    Option price          Average              Number of
                                     per share         exercise price            shares
                                     ---------         --------------        --------------
    Balance, December 31, 2001      $.02 to $.50            $.112                 7,828,075

    Granted                             $.02                $.02                  4,000,000
    Expired                             $.50                 $.50                (1,250,000)
    Exercised                                     -                   -                  -
                                     ---------         --------------        --------------

    Balance, December 31, 2002      $.02 to $.22            $.031                10,578,075

    Granted                         $.01 to .022            $.0137               18,750,000
    Expired                         $.02 to .20             $.025                (2,053,075)
    Cancelled                      $.0155 to $.02          $.0183                (7,000,000)
    Exercised                       $.01 to $.02            $.011                (9,750,000)
                                  ---------------      --------------        ---------------

    Balance, December 31, 2003      $.01 to $.22            $.014               10,525,000
                                  ===============      ===============       ===============


     The following is additional information with respect to those options outstanding at December 31, 2003:
                                   Weighted
                                    average           Weighted
                               contractual life   average exercise     Number of
  Option price per share           in years            price            shares
  ----------------------           --------            -----            ------

         $0.0200                     0.67             $0.0100          3,000,000
     $.015 to $.0155                  1.2             $0.0150          5,000,000
         $0.0165                     1.25             $0.0165          1,000,000
         $0.0220                      0.5             $0.0220          1,000,000
         $0.2200                       6              $0.2200            525,000

     As of December 31, 2003, 16,500,000 options to purchase common stock are available for future issuance under the 2003 stock option plan and 123,622 options to purchase common stock are available for future issuance under the 2002 stock option plan.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2003



5.   Common stock (continued)

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the periods ended December 31, 2002 and 2003 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                2002               2003
                                              ----------         ----------

     Net loss - as reported                   $ (436,567)        $ (723,274)
     Net loss - pro forma                       (457,999)          (817,548)
     Loss per share - as reported                  (0.02)             (0.01)
     Loss per share - pro forma                    (0.02)             (0.02)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2003, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 3.20% and 1.23%; and expected life of 2 and 1 years. The weighted average grant date fair value of options was $.01 for 2002 and $0.013 for 2003.

6.   Income taxes

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $4,962,000 which expire in years through 2023.

     As of December 31, 2002 and 2003, total deferred tax assets; liabilities and valuation allowances are as follows:

                                                        2002            2003
                                                     -----------     -----------

Deferred tax asset resulting from loss carryforward  $1,593,000      $1,851,000
Deferred tax asset resulting from future deductions     192,000         192,000
Valuation allowance                                  (1,785,000)     (2,043,000)
                                                     -----------     -----------

    Net deferred tax asset                           $     -         $     -
                                                     ===========     ===========


     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2003


6.   Income taxes (continued)

     The Company's net operating losses are restricted as to the amount, which may be utilized in any one year. The Company's net operating loss carry forwards expire as follows:

            December 31, 2015                $ 458,000
                  2016                         224,000
                  2017                         304,000
                  2018                         835,000
                  2019                         161,000
                  2020                       1,055,000
                  2021                         880,000
                  2022                         353,000
                  2023                         692,000
                                            -----------
                                            $4,962,000
                                            ===========

7.   Commitments and contingencies

     Lease commitments:

     The Company entered into a month-to-month building lease for office space in Niwot, Colorado. Rent expense for the years ended December 31, 2002 and December 31, 2003 amounted to $39,572 and $16,546 respectively.

8.   Subsequent events

     Following the end of the 2003 fiscal year end, the CEO received an additional 2,893,070 common shares for services through the first month of the second quarter of 2004, valued at $60,000. In January 2004, an affiliate of the CEO converted 16,001 shares of Series 1 Preferred Stock into 8,000,700 shares of common stock. By a settlement agreement approved by the board of directors on March 17, 2004, the CEO converted $232,250 in accrued wages and cancelled his right to receive 3% of total future stock dividends in exchange for 25,000,000 shares of unregistered common stock valued at $480,000. On March 25, 2004 a company affiliated with the CEO and a director converted 4,050 shares of Series 2 Preferred Stock to 4,050,000 shares of common stock.

     Four directors received 125,000 common shares each for their services for the first quarter of Fiscal 2004, valued at an aggregate of $10,000, and common stock options to purchase 250,000 shares each for an aggregate purchase price of $22,000 granted during the fourth quarter of 2003 vested in January of 2004.

     During the first quarter of 2004, three directors exercised stock options for 500,000 shares for $11,000. A consultant exercised stock options granted during 2003 for 4,000,000 common shares for a purchase price of $60,000. Additionally, the company paid consulting and professional services of $253,812 with 12,492,690 common shares (average value per share $0.02).

     In connection with the execution of a joint venture agreement by the Company during 2004 to pursue an oil and gas re-entry and redevelopment project, the Company granted four individuals incentive stock options to purchase 3,000,000 shares each, of which the 1,000,000 share option is for a six month exercise period at a purchase price of $20,000, and the 2,000,000 share balance become exercisable if the previously mentioned stock options are exercised, for a purchase price of $60,000. In total these options are for 12,000,000 common shares at an aggregate purchase price of $320,000.