Form 10QSB
period 2004-03-31
ARETE INDUSTRIES INC
filed 2004-05-17
CIK 820901

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

                      For the period ended: March 31, 2004
                                            --------------

                                       or

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


  For the transition period from ___________________ to _______________________



                        Commission File Number 33-16820-D
                                               ----------


                             ARETE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Colorado                                               84-1508638
------------------------------                               ------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)


7102 La Vista Place, Suite 100, Niwot, CO                               80503
 (Address of principal executive offices)                             (Zip Code)
 ----------------------------------------                             ----------


                                 (303) 652-3113
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



                                 Not Applicable
              ----------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 12, 2004, Registrant had 142,545,226 shares of common stock, No par value, outstanding.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

     Consolidated Financial Statements:

     Index to Consolidated Financial Statements                           1

     Consolidated Balance Sheet at March 31, 2004 and
        December 31, 2003 (unaudited)                                     2

     Consolidated Statements of Operations for the
        Three Months Ended March 31, 2004 (unaudited)                     3

     Consolidated Statement of Stockholders' Deficit
        for the Three Months Ended March 31, 2004 (unaudited)             4

     Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 2004 and 2003 (unaudited)                5-6

     Notes to Unaudited Consolidated Financial Statements
        at March 31, 2004                                               7-10

     Item 2
     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                11-16

     Part II - Other Information                                          17

     Signatures                                                           18

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                      December 31, 2003 and March 31, 2004
                                  (Unaudited)

                                                                  2003            2004
                                                              ------------    ------------
                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents                                 $     25,345    $      9,313
    Accrued interest receivable                                     37,761          41,044
    Inventory and molds held for disposal (Note 4)                  25,243          25,243
                                                              ------------    ------------

      Total current assets                                          88,349          75,600

Furniture and equipment, at cost net of accumulated
    depreciation of $13,511 (2003) and $13,884 (2004)                1,089           5,788
Stock Investments                                                     --            55,268
                                                              ------------    ------------

                                                              $     89,438    $    136,656
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
    Accounts payable (Note 2)                                 $    288,059    $    243,436
    Accrued expenses                                               585,478         357,048
    Accrued payroll taxes (Note 2)                                 289,363         289,363
    Settlement due                                                  18,650          18,650
    Notes payable - related parties                                 11,573            --
                                                              ------------    ------------

      Total current liabilities                                  1,193,123         908,497

Commitments and contingencies (Notes 1, and 2)

Stockholders' deficit (Notes 5 and 6):
    Convertible Class A preferred stock; $10 face value,
      1,000,000 shares authorized:
        Series 1, 30,000 shares authorized, 16,001 (2003)
          shares issued and outstanding                            160,014            --
        Series 2, 25,000 shares authorized,19,200 (2003)
          and 15,150 (2004) shares issued and outstanding          192,000         151,500
    Common stock, no par value; 499,000,000 shares
      authorized, 82,592,626 (2003) and 140,029,086 (2004)
      shares issued and outstanding                             10,383,703      11,406,277
    Accumulated deficit (including $999,424 accumulated
      during the development stage)                            (11,600,582)    (12,105,798)
    Notes receivable from sale of stock                           (238,820)       (223,820)
                                                              ------------    ------------

      Total stockholders' deficit                               (1,103,685)       (771,841)
                                                              ------------    ------------

                                                              $     89,438    $    136,656
                                                              ============    ============

                            See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2003 and 2004
              and from inception (August 1, 2003 to March 31, 2004)
                                   (Unaudited)
                                                                                                       Inception to
                                                                        2003             2004        March 31, 2004
                                                                    -------------    -------------    -------------


Operating expenses:
   Depreciation                                                     $        --      $         372    $         756
   Rent                                                                      --              3,125           12,328
   Other operating expenses                                                  --            531,976          980,070
                                                                    -------------    -------------    -------------

     Total operating expenses                                                --            535,473          993,154
                                                                    -------------    -------------    -------------

      Total operating loss                                                   --           (535,473)        (993,154)

Other income (expense):
   Interest expense                                                        (4,990)          (4,192)         (22,681)
   Interest and miscellaneous income                                        3,282            3,282           16,411
                                                                    -------------    -------------    -------------

     Total other income (expense)                                          (1,708)            (910)          (6,270)
                                                                    -------------    -------------    -------------

Net loss from continuing operations                                        (1,708)        (536,383)        (999,424)

Net loss from discontinued operations (including loss on disposal
   of $108,673 in 2003) (Note 4)                                         (147,908)            --               --
Extingusihment of Debt (Note 2)                                              --             31,167             --
                                                                    -------------    -------------    -------------

Net loss (Note 3)                                                   $    (149,616)   $    (505,216)   $    (999,424)
                                                                    =============    =============    =============

Basic and diluted loss per share from continuing operations         $     *          $       (0.01)   $       (0.01)
                                                                    =============    =============    =============

Basic and diluted loss per share                                    $     *          $      *         $       (0.01)
                                                                    =============    =============    =============


Weighted average common shares outstanding                             38,852,900      103,400,000       79,600,000
                                                                    =============    =============    =============

* Less than $.01 per share

                            See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the three months ended March 31, 2004
                                   (Unaudited)

                                                     Series 1              Series 2
                                                  preferred  stock      preferred stock          Common stock
                                                -------------------   -------------------  -------------------------   Accumulated
                                                 Shares     Amount     Shares      Amount     Shares       Amount      deficit
                                                --------   --------   ---------  --------  -----------   -----------  -------------


Balance, December 31, 2003                        16,001   $160,014      19,200  $192,000   82,592,626   $10,383,703  $ (11,600,582)

   Exercise of stock options upon
    conversion of Series
    1 preferred stock (Note 5)                   (16,001)  (160,014)      --         --      8,000,700       160,014         --

   Exercise of stock options upon
    conversion of Series
    2 preferred stock (Note 5)                     --          --        (4,050)  (40,500)   4,050,000        40,500         --

   Issuance of common  stock to
    repurchase a portion of a future
    interest in stock distributions,
    payment of accrued wages
    and for services (Note 5)                      --          --         --         --     25,000,000       405,000         --

   Exercise of stock options (Note 5)              --          --         --         --      4,500,000        71,000         --

   Issuance of common stock to employees
    and consultants for services (Note 5)          --          --         --         --     15,885,760       323,812         --

   Purchase of stock by directors in
   connection with granted purchase rights         --          --         --         --         --             --            --

   Value of stock options granted to
    consultants (Note 5)                           --          --         --         --         --            22,248         --

   Net loss for the three months ended
    March 31, 2004                                 --          --         --         --         --             --          (505,216)
                                                --------   --------   ---------  --------  -----------   -----------  -------------

Balance, March 31, 2004                            --      $   --        15,150  $151,500  140,029,086   $11,406,277  $ (12,105,798)
                                                ========   ========   =========  ========  ===========   ===========  =============

                            See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2003 and 2004
              and from inception (August 1, 2003 to March 31, 2004)
                                   (Unaudited)

                                                                                  Inception to
                                                            2003         2004     March 31, 2004
                                                          ---------    ---------    ---------
Cash flows from operating activities:
   Net loss                                               $(149,616)   $(505,216)   $(968,257)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                          8,089          372          756
       Stock  and options issued for services and
         interest on notes                                  136,495      518,810      958,871
       Changes in assets and liabilities:
         Interest receivable                                 (3,282)      (3,283)       3,281
         Prepaid expenses                                     1,940         --           --
         Accounts payable                                     5,355      (44,623)     (71,834)
         Accrued expenses                                    (3,170)    (228,430)    (219,850)
                                                          ---------    ---------    ---------

           Total adjustments                                145,427      242,846      671,224
                                                          ---------    ---------    ---------

       Net cash used in operating activities                 (4,189)    (262,370)    (297,033)

Cash flows from investing activities:
   Purchase of property and equipment                          --         (5,071)      (5,071)
   Purchase of Stock Investments                               --        (55,268)     (55,268)
                                                          ---------    ---------    ---------

       Net cash provided (used) by investing activities        --        (60,339)     (60,339)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                  3,545         --          6,713
   Proceeds from issuance of common stock                      --           --         10,000
   Proceeds from exercise of stock options                     --         71,000      114,750
   Note Receivable from sale of stock                          --         15,000       15,000
   Payment of accrued wages                                    --        232,250      232,250
   Payment of note payable - related parties                    295      (11,573)     (12,146)
                                                          ---------    ---------    ---------

     Net cash provided by financing activities                3,840      306,677      366,567
                                                          ---------    ---------    ---------

Net increase in cash and cash equivalents                      (349)     (16,032)       9,195
Cash and cash equivalents at beginning of period                381       25,345          118
                                                          ---------    ---------    ---------

Cash and cash equivalents at end of period                $      32    $   9,313    $   9,313
                                                          =========    =========    =========

                          (CONTINUED ON FOLLOWING PAGE)

                             See accompanying notes
                                        5

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2003 and 2004
              and from inception (August 1, 2003 to March 31, 2004)
                                   (Unaudited)



                         (Continued from preceding page)

                                                                                  Inception to
Supplemental disclosure of cash flow information:           2003         2004     March 31, 2004
                                                          ---------    ---------    ---------

    Interest paid during the period                       $    --      $    --      $   --
                                                          =========    =========    =========
    Income taxes paid during the period                   $    --      $    --      $   --
                                                          =========    =========    =========

Supplemental disclosure of non-cash investing and financing activities:




During the quarter ended March 31, 2003, an account payable to a related party with an outstanding balance of $3,545 was converted into preferred stock.

During the quarter ended March 31, 2004, 4,050 shares of Series 2 preferred stock were used to exercise common stock options for the purchase of 4,050,000 common shares and 16,001 shares of Series 1 preferred stock were used to exercise common stock options for the purchase of 8,000,700 common shares. In addition wages to officers and directors and fees to consultants of $496,562 were paid by the issuance of common stock and the value assigned to stock options issued was $22,248.

During the quarter ended March 31, 2004, 25,000,000 shares were issued to a director as payment of accrued wages for $232,250, repurchase of a future interest in stock distributions for $75,000, and payment for services for $172,750.

                            See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

1.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2003 and March 31, 2004, and the results of operations and cash flows for the periods ended March 31, 2003 and 2004. The Company is currently considered to be in the development stage as more fully defined in Financial Accounting Standards Board Statement No. 7. The Company has not generated any revenues from its activities in the oil and gas business.

     The Company formed Global Direct Marketing Services in October 1998 as an operating subsidiary for its then ongoing operations as a direct mail cooperative coupon advertising business. Certain assets and liabilities of Arete were contributed to Global. The consolidated financial statements of the Company include the accounts of Arete for the entire period, the accounts of Global since inception, and Aggression Sports, Inc., a majority owned subsidiary, now inactive, since October 1, 2001. All intercompany accounts have been eliminated in the consolidation. All operations prior to August 1, 2003 have been reclassified as discontinued.

     Since August 1, 2003, the Company's financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations. (See: Note 4 - Discontinued Operations)

     The Company has incurred significant losses and at March 31, 2004, the Company has a working capital deficit of $832,897 and a stockholders' deficit of $771,841. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004


2.   Delinquent amounts payable
     --------------------------

     As of March 31, 2004, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

3.   Income taxes
     ------------

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $4,962,000 which expire in years through 2023.

     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

     The Company's net operating losses are restricted as to the amount which may be utilized in any one year.

4.   Discontinued Operations
     -----------------------

     The Company's decision to pursue projects and investments in traditional oil and gas as well as the `New' alternative and renewable Energy business is an entirely new business direction that requires that it take the decisive step to formally discontinue its former operations. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current three month period of this reclassification. During 2003, the Company wrote off various fixed assets and revalued inventory in order to reclassify these items at fair market value listed as inventory and molds held for disposal at a value of $25,243.

5.   Stock transactions
     ------------------

     During the quarter ended March 31, 2004, the CEO received 2,893,070 common shares for services for the current quarter through the first month of the second quarter of 2004, valued at $60,000. In January 2004, an affiliate of the CEO converted 16,001 shares of Series 1 Preferred Stock into 8,000,700 shares of common stock pursuant to the terms of the Series 1 Preferred Stock. By a settlement agreement approved by the board of directors on March 17, 2004, the CEO converted $232,250 in accrued wages, cancelled his right to receive 3% of total future stock dividends for $75,000, and received compensation of $172,750 for 25,000,000 shares of unregistered common stock valued at $480,000.

     On March 25, 2004 a company affiliated with the CEO and a second director converted 4,050 shares of Series 2 Preferred Stock to 4,050,000 shares of common stock, which shares were contemporaneously distributed to unrelated parties.

     Four directors received 125,000 common shares each for their services for the quarter ended March 31, 2004, valued at an aggregate of $10,000, and were granted common stock options to purchase 250,000 shares each for an aggregate purchase price of $22,000 granted during the fourth quarter of 2003 which vested in January of 2004. Also, during the quarter ended March 31, 2004, three

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004



5.   Stock transactions (continued)
     ------------------------------

     directors exercised stock options for a total of 500,000 common shares at an exercise price of $0.022 per share for an aggregate of $11,000.

     During the quarter ended March 31, 2004, the Company recorded $22,248 in compensation upon granting certain stock options to consultants. Also, options to purchase 4,000,000 common shares were exercised by a consultant for $0.015 per share for a total of $60,000 in cash. Additionally, the
     Company paid consulting and professional services of $253,812 with 12,492,690 common shares (average value per share $0.02).

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

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the quarter ended March 31, 2004 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  2003              2004
                                                  ----              ----

        Net loss - as reported                  $  (149,616)      $  (505,216)
        Net loss - pro forma                       (175,794)         (505,216)
        Loss per share - as reported                *                 *
        Loss per share - pro forma                  *                 *

     * - Less than $0.01 per share

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.45% to 1.75%; and expected life of .5 to 2 years.

6.   Subsequent Events
     -----------------

     Following the end of first quarter March 31, 2004, four directors received 125,000 shares of common stock each for their services in the second quarter of Fiscal 2004 valued at an aggregate of $9,500, and common stock options to purchase 250,000 common shares each for an aggregate purchase price of $20,000, expiring 2 years from the date of grant.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004



6.   Subsequent Events (continued)
     -----------------------------

     During the second quarter of 2004, the Company paid $13,300 to a consultant for marketing, corporate positioning and internet media services with
     700,000 common shares. The Company issued 1,316,140 common shares, including 714,285 common shares valued at $15,000 to the CEO for compensation through May, 2004, and 601,855 common shares valued at $12,639 to the Company's accountant for accounting services through the end of the first quarter 2004, and an administrative assistant for services through May, 2004.

     During the second quarter of 2004, the Company formed a new wholly owned subsidiary in anticipation of commencing operations pursuant to its Joint Venture to redevelop capped oil and gas wells in South Texas. The subsidiary has not commenced operations, hired employees or issued stock and is currently inactive.

Item 2 - Management's Discussion and Analysis/Plan of Operation

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

Plan of Operation.

On August 1, 2003, the Company discontinued operations as a business development company focused on certain bond and other funding vehicles for growth stage companies. The Company has embarked on an entirely new business focusing on acquiring interests in traditional oil and gas ventures as well as development of alternative and renewable energy projects. In the oil and gas field, the Company is looking for conservation oriented projects that offer high profit, low risk projects including overlooked and by-passed reserves of natural gas, which will include shut-in and in-field development, stripper wells, re-completion and re-working projects. The Company is interested in combining traditional oil and gas investments with projects that advance and exploit the use of alternative and renewable energy including bio-mass, co-generation, solar, wind, municipal and organic waste conversion to bio-fuels, and alternative electrical energy feed stocks. The Company will seek to make investments for direct participations in the revenue streams from such projects on a project finance basis, as well as through acquisition of management, capital, and assets by one or more acquisitions of going concerns. Also under consideration is creation and operation of one or more investment funds to engage in energy related and socially responsible investments. However, the Company has not entirely abandoned its vision of assisting promising emerging and high growth-stage businesses with financial and board level managerial support with a view of taking such companies public through a registered rights offering or dividend distribution to the Company's shareholders.

The Company has determined to discontinue certain operations in favor of exclusively focusing its resources on developing business opportunities in the Energy sector as more specifically described herein, and as a result, has entered the development stage, recasting former operations as discontinued and has written down certain fixed assets and inventory from discontinued operations of its Aggression Sports, Inc. subsidiary, as held for disposition as well as recasting operating results into discontinued operations and continuing operations, respectively, beginning August 1, 2003 and continuing through the current period. As a result, operating results, including losses, expenses and revenues attributed to discontinued operations are stated separately from these same items from continuing operations. Therefore, since the current and past business operations relate to entirely different businesses, the financial statements now provide two separate comparisons of the current and comparable prior period for continuing operations, and the same for discontinued operations. (See: Note 4 - Financial Statements).

During the Third Quarter of 2003, the Company changed its business direction and began engaging in an entirely new business of acquiring direct participations in traditional oil and gas projects as well as sponsoring and financing alternative and renewable energy projects. In September of 2003, the Company formally took the first steps to engage in this new direction with the appointment of independent outside directors and formation of Audit, Compensation and Nominating Committees, and retention of professionals and consultants to assist in the formation of capital and development of new business opportunities. The Company has determined also to actively recruit senior, highly qualified and high profile individuals involved in the energy sector to serve as advisory board members, to assist us locating and evaluating deals for funding, and in making other introductions to potential investment partners and service providers.

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

The Company plans to continue to take aggressive measures to bring in profitable revenue producing projects in traditional and the `New Energy' area of alternative and renewable energy while remaining extremely frugal with our cash and other resources. We intend to avoid expansion of overhead in favor of outsourcing professional services, recruiting professionally qualified and high profile experienced and well connected advisory board members in traditional and alternative energy. We also intend to ensure that transactional costs of deals in which the Company engages are shared by the various parties to such deals, and/or funded from proceeds of third party financings or from revenue streams. The Company's CEO manages the business of the Company accessing the expertise of the board members and outside consultants. In order to compensate the CEO, the directors and these consultants without revenue or equity capital available to the Company, we have endeavored to provide incentives through direct issuances of common stock and granting of stock options. Aided by its drastic reductions in overhead, the Company has been nominally successful satisfying operating costs from proceeds of exercise of stock options, cash advances and contributions by affiliates and insiders.

Given the limited liquidity and the current market capitalization of the Company, we cannot rely upon the option to raise capital for investment in energy deals from private placements or public offerings of our common or preferred stock. Nor do we desire to engage in financing strategies that will dilute the interests of our current shareholder base. Instead, we intend to utilize the contacts and expertise of our management, directors and outside consultants to initiate business ventures in which we match entrepreneurial opportunities with individual or institutional investors and earn management fees and equity interests in developmental projects. We cannot be assured that current and prospective projects will be successful in the near term sufficiently to support ongoing business development activities or management and our consultants.

During the current period, we made considerable progress in several of our previously announced initiatives. In February 2004, we entered into a Joint Venture Agreement to pursue redevelopment of existing capped wells in South Texas through outside energy developers and operators, and have engaged in negotiations with various funding sources introduced through our consultants. We have expanded our search for projects including evaluating and pursuing oil and gas redevelopment projects, primarily in Texas, Oklahoma and New Mexico concurrently with our efforts to source professional and institutional capital providers. While management is very optimistic about its progress in developing these projects and in its overall approach to entering the oil and gas business, no assurances can be made that the current projects will result in any significant revenue for operations in the immediate future.

Financial Condition

In prior periods, we have principally written down Aggression Sports, Inc.'s fixed assets and inventory and molds held for disposal from discontinued operations either entirely or by a percentage that we have estimated would reasonably be recovered from liquidation or by selling the entire business opportunity outright to a third party. Additionally, during prior periods, we reduced certain amounts payable from discontinued operations as extinguishment of debt, through the passage of statutes of limitation. During the quarter ended March 31, 2004, $31,167 of such debt from Global Direct was extinguished. We expect future write-downs and reclassifications from discontinued operations and extinguishment of debt to be nominal and incremental in nature.

As of the end of the quarter ended March 31, 2004, the Company had $136,656 in total assets. This compares to total assets of $89,438 as of the fiscal year ended December 31, 2003. Total liabilities were $908,497 as of March 31, 2004 compared to $1,193,123 as of the fiscal year ended December 31, 2003. Accounts payable and accrued expenses at March 31, 2004 were $889,847 as compared to $1,162,900 at December 31, 2003. During the quarter ended March 31, 2004, total liabilities were reduced by $284,626 including $31,167 from extinguishment of debt. Operating losses from continuing operations of $536,383 offset by extinguishment of debt of $31,167 resulted in a net loss of $505,216, contributing to the accumulated deficit as of March 31, 2004 of $12,105,798, as compared to an accumulated deficit as of December 31, 2003 of $11,600,582. (See:
Note 1 to Financial Statements.)

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of trade payables of $22,888 and $58,230 in unpaid payroll taxes, and as of March 31, 2004, an incremental $31,167 of debt was reclassified as extinguished. During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At March 31, 2004, the remaining liabilities of this subsidiary were $91,077 in trade payables and $79,351 in unpaid payroll taxes. As of March 31, 2004, the Company owes approximately $151,782 in unpaid payroll taxes for periods through the fourth quarter of 2001. (See: Notes 1 and 2 to Financial Statements.)

During the quarter ended March 31, 2004, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the quarter ended March 31, 2004, the Company paid $70,000 in compensation to officers and directors, paid $253,812 to consultants and professionals with 15,885,760 shares of common stock; converted $232,250 in accrued wages, cancelled a special stock dividend right for $75,000, and paid compensation of $172,750 to the CEO for consideration of 25,000,000 common shares valued at an aggregate of $480,000; received $71,000 in cash on exercise of stock options; plus booked $22,248 as the value of stock options granted to consultants using the Black-Sholes option pricing model.

As of March 31, 2004, executive salaries and bonuses of $286,624 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members together with a note receivable for exercise of a stock option of $5,000 from a third party for a total of $223,820.

Results of operations

As stated above, the Company discontinued former operations and set about pursuing a new business plan in the energy industry as a development stage entity and reported results of continuing operations and of discontinued operations separately for the current period and the comparable period of fiscal 2003.

The Company had no revenues from operations during the quarter ended March 31, 2004, and no revenues during the comparable period ended March 31, 2003. Net loss from continuing operations for the quarter ended March 31, 2004 was $536,383 as compared to a net loss from continuing operations of $1,708 for the quarter ended March 31, 2003. Net loss from discontinued operations during the quarter ended March 31, 2004 was $0 offset by $31,167 in extinguishment of debt. The net loss from discontinued operations as reclassed from the quarter ended March 31, 2003 was $147,908. This resulted in an aggregate net loss for the quarter ended March 31, 2004 of $505,216 compared to a net loss for the comparable period in fiscal year 2003 of $149,616.

The Company occupies an executive suite on a month to month basis for monthly rent of $1,000 per month. The Company rents space for file storage, furniture and excess equipment as well as its Arete Outdoors inventory for $125 per month.

As stated above, we will continue to operate the Company on an austere program of minimum overhead, while utilizing skills of its board members, independent contractors as administrative staff and individual independent contractors with expertise in business development, capital acquisition, corporate visibility, oil and gas development, geology and operations with the use of our common stock and common stock options as incentives during the development stage of our new business model. Further as opportunities for participation in profitable revenue producing projects come forward, we intend that consultants and advisors will be offered compensation from revenues or interests, direct participations, royalties or other incentives from the specific projects to which they contribute. While reducing the amount of variable costs, there is almost no way to reduce or offset our fixed expenses related to office expense, legal, accounting, transfer agent fees, Securities Act reporting, corporate governance, and shareholder communications. Our future expectation is that monthly operating expenses will remain as low as possible until new opportunities are initiated, of which there can be no assurance, in which event, the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business activities.

Liquidity and Capital Resources

The Company had a working capital deficit as of March 31, 2004 of $832,897. This compares to a working capital deficit of $1,104,774 as of December 31, 2003. During the quarter ended March 31, 2004 an aggregate of 45,385,760 shares of common stock were issued for aggregate consideration of $874,812 (for an average of $0.0193 per share). In addition, $22,248 was booked as compensation upon issuance of stock options to consultants during the quarter ended March 31, 2004.

The Company had a stockholder's deficit at March 31, 2004 of $771,841. This is compared to stockholder's deficit at December 31, 2003 of $1,103,685. The stockholder's deficit decreased due to exercise of stock options for cash, partial payment of notes receivable for issuance of stock and payment of accrued salary, offset by the Company operating at a loss.

At March 31, 2004, the Company had no material commitments for capital expenditures.

Due to its ongoing liquidity issues, the Company has defaulted on several short term obligations including for its operating overhead, trade payables, and state and federal employment taxes, resulting in tax liens being imposed on the Company's assets, which will have to be resolved with an infusion of new capital, of which no assurances can be made.

Management believes that the Company will experience significant difficulty internally raising significant additional equity capital or debt until these matters have been resolved and the Company has eliminated a substantial amount of its outstanding debt and/or achieves operating revenue from its proposed oil and gas operations. The Company looks to earn management fees through its newly formed subsidiary and revenue from proposed oil and gas development activities that it can earn-in on successful financing and commencement of operations, of which there is no assurance.

Unless and until it achieves success in its proposed activities, of which there is no assurance, the Company may continue to be required to issue further stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital or revenue from proposed operations will most likely impair the ability of the Company to meet its obligations in the near-term.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Quarter ended March 31, 2004, there were no material pending legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

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

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 Certification of CEO and CFO Pursuant to 18 U.S.C, Section 7241, as
             adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of CEO and CFO Pursuant to 18 U.S.C, Section 1350, as
             adopted and Section 906 of the Sarbanes-Oxley Act of 2002.

Subsequent to the end of the quarter ended March 31, 2004, a Current Report on Form 8-K dated as of May 5, 2004 was filed on May 5, 2004 disclosing in Item 4 thereof, Change in Registrant's Certifying Accountant that the company's principal certifying accountant had declined to stand for re-election for the fiscal year end December 31, 2004 and that the Company had appointed a new certifying accountant to review and audit the Company's financial statements for fiscal year 2004 forward. There were no disagreements with the former certifying accountant and the former principal accountant's report during the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principle. Further, the change in accountants was mandated by limitations on terms for independent accountants imposed by Federal Securities Laws including the Sarbanes-Oaxley Act, and the audit committee of the board of directors has acknowledged the former accountant's declination to stand for re-election.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARETE INDUSTRIES, INC.


Date: May 17, 2004

By: /s/ Thomas P. Raabe, CEO/ Interim CFO
-----------------------------------------
Thomas P. Raabe, Principal Executive Officer
Interim Principal Financial and Accounting Officer