Form 10QSB
period 2004-06-30
ARETE INDUSTRIES INC
filed 2004-08-23
CIK 820901

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

                       For the period ended: June 30, 2004
                                             -------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 23, 2004, Registrant had 155,244,494 shares of common stock, No par value, outstanding.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                    Page No.
                                                                    --------

     Consolidated Financial Statements:

     Index to Consolidated Financial Statements                         1

     Consolidated Balance Sheet at December 31, 2003
        and June 30, 2004 (unaudited)                                   2

     Consolidated Statements of Operations for the
        Three Months Ended June 30, 2003, and 2004(unaudited)           3

     Consolidated Statements of Operations for the
        Six Months Ended June 30, 2003 and 2004 (unaudited)             4

     Consolidated Statement of Stockholders' Deficit
        for the Six Months Ended June 30, 2004 (unaudited)              5

     Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2003 and 2004 (unaudited)             6

     Notes to Unaudited Consolidated Financial
        Statements at June 30, 2004                                    7-11

     Item 2
     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           12-17

     Part II - Other Information                                        18

     Signatures                                                         19

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                       December 31, 2003 and June 30, 2004
                                  (Unaudited)

                                     ASSETS


                                                                  2003            2004
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $     25,345    $      3,592
    Accrued interest receivable                                     37,761          44,326
    Inventory and molds held for disposal (Note 4)                  25,243          25,243
    Prepaid expenses                                                  --            86,535
                                                              ------------    ------------
      Total current assets                                          88,349         159,696

Furniture and equipment, at cost net of accumulated
    depreciation of $13,511 (2003) and $14,490 (2004)                1,089           5,182
Stock Investments                                                     --            28,691
                                                              ------------    ------------
                                                              $     89,438    $    193,569
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 2)                                 $    288,059    $    239,238
    Accrued expenses                                               585,478         360,868
    Accrued payroll taxes (Note 2)                                 289,363         289,363
    Settlement due                                                  18,650          18,650
    Notes payable - related parties                                 11,573            --
                                                              ------------    ------------
      Total current liabilities                                  1,193,123         908,119

Commitments and contingencies (Notes 1, and 2)

Stockholders' deficit (Notes 5 and 6):
    Convertible Class A preferred stock; $10 face value,
      1,000,000 shares authorized:
        Series 1, 30,000 shares authorized, 16,001 (2003)
          shares issued and outstanding                            160,014            --
        Series 2, 25,000 shares authorized,19,200 (2003)
          and 15,150 (2004) shares issued and outstanding          192,000         151,500
    Common stock, no par value; 499,000,000 shares
      authorized, 82,592,626 (2003) and 150,362,159 (2004)
      shares issued and outstanding                             10,383,703      11,538,043
    Accumulated deficit (including $1,099,198 accumulated
      during the development stage)                            (11,600,582)    (12,181,273)
    Notes receivable from sale of stock                           (238,820)       (222,820)
                                                              ------------    ------------
      Total stockholders' deficit                               (1,103,685)       (714,550)
                                                              ------------    ------------
                                                              $     89,438    $    193,569
                                                              ============    ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months ended June 30, 2003 and 2004
                                   (Unaudited)

                                                                        2003             2004
                                                                    -------------    -------------
Operating expenses:
   Depreciation                                                     $        --      $         372
   Rent                                                                      --              3,125
   Other operating expenses                                                  --             95,308
                                                                    -------------    -------------
     Total operating expenses                                                --             98,805

       Total operating loss                                                  --            (98,805)

Other income (expense):
   Gain on sale of investments                                               --              9,043
   Interest expense                                                        (4,334)          (4,252)
   Interest and miscellaneous income                                        3,282            3,282
                                                                    -------------    -------------
     Total other income (expense)                                          (1,052)           8,073
                                                                    -------------    -------------
Net loss from continuing operations                                        (1,052)         (90,732)

Net loss from discontinued operations (including loss on disposal
   of $108,673 in 2003) (Note 4)                                          (99,177)            --
Extingusihment of Debt (Note 2)                                              --             15,257
                                                                    -------------    -------------
Net loss (Note 3)                                                   $    (100,229)   $     (75,475)
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

Weighted average common shares outstanding                             46,545,000      143,200,000
                                                                    =============    =============

* Less than $.01 per share

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the six months ended June 30, 2003 and 2004
              and from inception (August 1, 2003 to June 30, 2004)
                                   (Unaudited)
                                                                                                      Inception to
                                                                        2003             2004         June 30, 2004
                                                                    -------------    -------------    -------------

Operating expenses:
   Depreciation                                                     $        --      $         979    $       1,363
   Rent                                                                      --              6,500           15,703
   Other operating expenses                                                  --            626,799        1,074,893
                                                                    -------------    -------------    -------------
     Total operating expenses                                                --            634,278        1,091,959
                                                                    -------------    -------------    -------------
      Total operating loss                                                   --           (634,278)      (1,091,959)

Other income (expense):
   Gain on sale of investments                                               --              9,043            9,043
   Interest expense                                                        (9,326)          (8,444)         (26,933)
   Interest and miscellaneous income                                        6,565            6,565           19,694
                                                                    -------------    -------------    -------------
     Total other income (expense)                                          (2,761)           7,164            1,804
                                                                    -------------    -------------    -------------
Net loss from continuing operations                                        (2,761)        (627,114)      (1,090,155)

Net loss from discontinued operations (including loss on disposal
   of $108,673 in 2003) (Note 4)                                         (247,084)            --               --
Extinguishment of Debt (Note 2)                                              --             46,423             --
                                                                    -------------    -------------    -------------
Net loss (Note 3)                                                   $    (249,845)   $    (580,691)   $  (1,090,155)
                                                                    =============    =============    =============
Basic and diluted loss per share from continuing operations         $       (0.01)   $       (0.01)   $       (0.01)
                                                                    =============    =============    =============

Basic and diluted loss per share                                    $ *              $ *              $       (0.01)
                                                                    =============    =============    =============

Weighted average common shares outstanding                             42,720,000      123,200,000       97,000,000
                                                                    =============    =============    =============

* Less than $.01 per share

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     For the six months ended June 30, 2004
                                   (Unaudited)

                                                      Series 1              Series 2
                                                  preferred  stock      preferred stock          Common stock
                                                -------------------   -------------------  -------------------------   Accumulated
                                                 Shares     Amount     Shares      Amount     Shares       Amount      deficit
                                                --------   --------   ---------  --------  -----------   -----------  -------------
Balance, December 31, 2003                        16,001   $ 160,014     19,200  $192,000   82,592,626   $10,383,703  $(11,600,582)

   Exercise of stock options upon
     conversion of Series 1 preferred stock
     (Note 5)                                    (16,001)   (160,014)      --        --      8,000,700       160,014          --

   Exercise of stock options upon
     conversion of Series 2 preferred stock
     (Note 5)                                       --          --       (4,050)  (40,500)   4,050,000        40,500          --

   Issuance of common  stock to  repurchase  a
     portion of a future  interest  in
     stock distributions, payment of accrued
     wages and for services (Note 5)                --          --         --        --     25,000,000       405,000          --

   Exercise of stock options (Note 5)               --          --         --        --      4,500,000        71,000          --

   Issuance of common stock to employees
     and consultants for services (Note 5)          --          --         --        --     26,218,833       466,702          --

   Purchase of stock by directors in connection
     with granted purchase rights                   --          --         --        --           --            --            --

   Value of stock options granted to consultants
     (Note 5)                                       --          --         --        --           --          16,686          --

   Net loss for the six months ended
     June 30, 2004                                  --          --         --        --           --            --        (580,691)
                                                --------   ---------  ---------  --------  -----------   -----------  ------------
Balance, June 30, 2004                              --     $    --       15,150  $151,500  150,362,159   $11,543,605  $(12,181,273)

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2003 and 2004
              and from inception (August 1, 2003 to June 30, 2004)
                                   (Unaudited)
                                                                                        Inception to
                                                             2003           2004       June 30, 2004
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                               $  (249,845)   $  (580,691)   $(1,043,732)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                           15,263            978          1,362
       Stock  and options issued for services and
         interest on notes                                    200,495        650,576      1,090,637
       Changes in assets and liabilities:
         Interest receivable                                   (6,565)        (6,565)          --
         Prepaid expenses                                       2,010        (86,535)       (86,535)
         Accounts payable                                       7,187        (48,821)       (76,032)
         Accrued expenses                                         565       (224,610)      (216,030)
                                                          -----------    -----------    -----------
           Total adjustments                                  218,955        285,024        713,402
                                                          -----------    -----------    -----------
       Net cash used in operating activities                  (30,890)      (295,668)      (330,330)

Cash flows from investing activities:
   Purchase of property and equipment                            --           (5,071)        (5,071)
   Purchase of Stock Investments                                 --          (28,691)       (28,691)
                                                          -----------    -----------    -----------
       Net cash provided (used) by investing activities          --          (33,762)       (33,762)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                    7,862           --            6,713
   Proceeds from issuance of common stock                        --             --           10,000
   Proceeds from exercise of stock options                     40,000         71,000        114,750
   Note Receivable from sale of stock                            --           16,000         16,000
   Payment of accrued wages                                      --          232,250        232,250
   Payment of note payable - related parties                  (17,264)       (11,573)       (12,146)
                                                          -----------    -----------    -----------
     Net cash provided by financing activities                 30,598        307,677        367,567
                                                          -----------    -----------    -----------
Net increase in cash and cash equivalents                        (292)       (21,753)         3,474
Cash and cash equivalents at beginning of period                  381         25,345            118
                                                          -----------    -----------    -----------
Cash and cash equivalents at end of period                $        89    $     3,592    $     3,592
                                                          ===========    ===========    ===========

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


1. Summary of significant accounting policies

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2003 and June 30, 2004, and the results of operations and cash flows for the periods ended June 30, 2003 and 2004. The Company is currently considered to be in the development stage as more fully defined in Financial Accounting Standards Board Statement No. 7. The Company has not generated any revenues from its activities in the oil and gas business.

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

     Since August 1, 2003, the Company's financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations. (See: Note 4 - Discontinued Operations)

     The Company has incurred significant losses and at June 30, 2004, the Company has a working capital deficit of $748,423 and a stockholders' deficit of $714,550. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


2.   Delinquent amounts payable

     As of June 30, 2004, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

4.   Discontinued Operations

     The Company's decision to pursue projects and investments in traditional oil and gas as well as the `New' alternative and renewable Energy business is an entirely new business direction that requires that it take the decisive step to formally discontinue its former operations. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current six month period of this reclassification. During 2003, the Company wrote off various fixed assets and revalued inventory in order to reclassify these items at fair market value listed as inventory and molds held for disposal at a value of $25,243.

5.   Stock transactions

     During the first quarter of 2004, the CEO received 2,893,070 common shares for services for the first quarter through the first month of the current quarter of 2004, valued at $60,000. During the current quarter, the CEO received 3,393,710 common shares for services for the second quarter through the first month of the third quarter, valued at $45,000. In January 2004, an affiliate of the CEO converted 16,001 shares of Series 1 Preferred Stock into 8,000,700 shares of common stock pursuant to the terms of the Series 1 Preferred Stock. By a settlement agreement approved by the board of directors on March 17, 2004, the CEO converted $232,250 in accrued wages, cancelled his right to receive 3% of total future stock dividends for $75,000, and received compensation of $172,750 for 25,000,000 shares of unregistered common stock valued at $480,000.

     On March 25, 2004 a company affiliated with the CEO and a second director converted 4,050 shares of Series 2 Preferred Stock to 4,050,000 shares of common stock, which shares were contemporaneously distributed to unrelated parties.

     Four directors received 125,000 common shares each for their services for the first quarter of 2004, valued at an aggregate of $10,000, and were granted common stock options to purchase 250,000 shares each for an aggregate purchase price of $22,000 granted during the fourth quarter of 2003.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


     5.  Stock transactions (continued)

     2003 which vested in January of 2004. During the first quarter of 2004, three directors exercised stock options for a total of 500,000 common shares at an exercise price of $0.022 per share for an aggregate of $11,000. On April 15, 2004, four directors received 125,000 common shares each for their services for the second quarter valued at $9,500 in the aggregate and were granted common stock options to purchase 250,000 shares each for an aggregate purchase price of $20,000, expiring 2 years from the date of grant.

     On June 30, 2004, four board members received 250,000 common shares each for their services for the third quarter of 2004, valued at an aggregate of $11,000 and were granted common stock options to purchase 500,000 shares each for an aggregate purchase price of $22,000. Additionally, on June 30, 2004 a director received 2,500,000 common shares, valued at $27,500 for conducting an independent verification of the reserve estimates and economic projections provided by the seller of certain oil and gas prospects proposed to be purchased by the Company.

     During the first quarter of 2004, the Company paid $253,812 in compensation to consultants with 12,492,690 shares of common stock. During the quarter ended June 30, 2004, the Company paid $44,328 in compensation to consultants with 2,939,363 shares of common stock.

     During the first quarter of 2004, the Company recorded $22,248 in compensation upon granting certain stock options to consultants, of which one option was cancelled and returned resulting, in an adjustment of ($5,562) to compensation. Also, options to purchase 4,000,000 common shares were exercised by a consultant for $0.015 per share for a total of $60,000 in cash.

     In connection with the execution of a joint venture agreement by the Company during 2004 to pursue an oil and gas re-entry and redevelopment project, the Company granted four individuals incentive stock options to purchase 3,000,000 shares each, of which the 1,000,000 share option is for a six month exercise period at a purchase price of $20,000, and the 2,000,000 share balance become exercisable if the previously mentioned stock options are exercised, for a purchase price of $60,000. In total these options are for 12,000,000 common shares at an aggregate purchase price of $320,000. During the quarter ended June 30, 2004, 3,000,000 of these stock options were cancelled.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


     5.  Stock transactions (continued)

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the quarter ended June 30, 2004 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                               2003           2004
                                              ----------   -----------

        Net loss - as reported               $ (149,616)   $ (580,691)
        Net loss - pro forma                   (175,794)     (580,691)
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

6.   Subsequent Events

     During the third quarter 2004, the Company issued the CEO 2,142,857 common shares for services for August 2004 valued at $15,000. Also, the Company issued 2,077,778 common shares to two oil and gas consultants valued at $18,700 and 661,600 common shares to an administrative assistant to the CEO valued at $4,632.

     During the quarter ended June 30, 2004, the Company's Joint Venture Agreement to develop certain oil and gas properties in South Texas was dissolved with the termination of negotiations to pursue the subject oil and gas prospects. Certain stock options granted to the members of the Joint Venture have been cancelled and the balance will expire in September of 2004. The Company is in the process of evaluation of certain oil and gas development prospects for acquisition by the Company. The Company has retained the services of two oil and gas consultants, a geophysicist and an operating, drilling and production specialist, to provide technical and operational analysis, business development, and general energy consulting to the Company on a per diem basis, who have agreed to accept payment in the form of common stock on an interim basis. The Company must obtain financing to cover its costs of due diligence, independent evaluations and verifications of engineering, geological and economic data, and to pay for the costs of drilling, completion and surface improvements in order to acquire any oil and gas development prospects, of which there is no assurance.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


     6.  Subsequent Events (continued)

     During the first and second quarter, the Company inadvertently issued shares and/or granted stock options which exceeded the number of common shares allocated to its 2003 Incentive Stock Option Plan. Certain of these include shares reserved for issuance on exercise of outstanding stock options. During the third quarter, the Company adopted its 2004 Stock Option and Incentive Plan, and suspended certain options from the 2003 Plan, and included them under the 2004 Plan.

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

Plan of Operation.

The Company has determined to discontinue certain operations in favor of exclusively focusing its resources on developing business opportunities in the Energy sector as more specifically described herein, and as a result, has entered the development stage. As such it has recast its former operations as discontinued and has written down certain fixed assets and inventory from discontinued operations of its Aggression Sports, Inc. subsidiary, as held for disposition. It has, as well, recast operating results into discontinued operations and continuing operations, respectively, beginning August 1, 2003 and continuing through the current period. As a result, operating results, including losses, expenses and revenues attributed to discontinued operations are stated separately from these same items from continuing operations. Therefore, since the current and past business operations relate to entirely different businesses, the financial statements now provide two separate comparisons of the current and comparable prior period for continuing operations, and the same for discontinued operations. (See: Note 4 - Financial Statements).

During the Third Quarter of 2003, the Company changed its business direction and began engaging in an entirely new business of acquiring direct participations in traditional oil and gas projects as well as sponsoring and financing alternative and renewable energy projects. In September of 2003, the Company formally took the first steps to engage in this new direction with the appointment of independent outside directors and formation of Audit, Compensation and Nominating Committees, and retention of professionals and consultants to assist in the formation of capital and development of new business opportunities. The Company has determined also to actively recruit senior, highly qualified and high profile individuals involved in the energy sector to serve as advisory board members, to assist us locating and evaluating deals for funding, and in making other introductions to potential investment partners and service providers. No advisory board members have been appointed as of the date of this report.

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

Our immediate and pre-dominant strategy is to generate revenue by developing production from oil and gas reserves in known producing fields. Our acquisition criteria include measures that correspond to the funding parameters of professional or institutional equity funds that are seeking low-risk and high return energy investment opportunities. As indicated, part of our strategy is to develop relationships with fund managers and financial intermediaries with relationships with institutional fund managers. Our particular challenges are to acquire control of viable prospects to present to the fund managers, which requires that we complete due diligence and independent verification of economic and geological data about the prospects and keep them off the market for sufficient time to finish the evaluation, prepare and submit applications for funding and close on the financing. Therefore, until the Company has achieved capital and revenue sufficient to purchase or option these prospects, it cannot be assumed that if the Company locates a viable candidate for acquisition, that it will be able to raise capital to make the acquisition, or for that matter will be able to control the prospect for sufficient time to complete the financing application process.

During the six month period ended June 30, 2004, and continuing forward we have focused our entire attention on sourcing and evaluating specific oil and gas development prospects presented to us for acquisition and funding. In the first quarter of 2004, we entered into a Joint Venture with certain individuals for the development of a re-entry and re-completion project in South Texas. In May 2004, negotiations to acquire these prospects were terminated when the promoters chose to pursue other funding alternatives. Immediately thereafter, we engaged in evaluation and negotiations with an oil and gas developer to acquire and fund drilling and completion of oil and gas wells on three prospects located in Texas and Oklahoma. In connection with these activities, we have retained the services of an independent oil and gas financing intermediary that has relationships with a number of institutional funding sources. We are currently in the process of evaluating and verifying financial and technical information on these and other prospects with a view to pursuing financing of any prospects that meet our investment criteria. The Company cannot pursue development of these oil and gas prospects without raising the necessary capital to hold prospects for evaluation and then to drill and complete wells on the selected prospects, and no assurances can be made that it will successfully complete such financing in the near future.

During 2003 and continuing through the current period, we have been engaged in business development activities with various third parties involved in oil and gas development, corporate finance, and other related activities to develop a source of deals and financing and to build relationships with people and companies that can provide value to the company in executing its business plan. We have also taken preliminary steps to develop several longer term initiatives to develop advanced in-house operational and financing capabilities. These included the development of a Master Energy Fund to provide the capability to internally generate funding to refinance future oil and gas production and an energy trading platform as a means to leverage future production with a creative system to trade the commodities into the open market. Until we establish revenue from oil and gas production, we have not felt it appropriate to divert our resources to move these initiatives forward. We continue to seek oil and gas development projects conforming to our stated criteria of low-risk, high return potential in under-developed fields that have overlooked and by-passed reserves and/or existing production and in-field development possibilities. While we are very optimistic about our progress in developing these projects and confident in our overall approach to entering the oil and gas business, no assurances can be made that the current projects will result in any significant revenue for operations in the immediate future.

Financial Condition

In prior periods, we have principally written down Aggression Sports, Inc.'s fixed assets and inventory and molds held for disposal from discontinued operations either entirely or by a percentage that we have estimated would reasonably be recovered from liquidation or by selling the entire business opportunity outright to a third party. Additionally, during prior periods, we reduced certain amounts payable from discontinued operations as extinguishment of debt, through the passage of statutes of limitation. During the quarter ended June 30, 2004, $15,257 of such debt from Global Direct was extinguished. We expect future write-downs and reclassifications from discontinued operations and extinguishment of debt to be nominal and incremental in nature.

As of June 30, 2004, the Company had $193,569 in total assets and $908,119 in total liabilities, as compared to $89,438 and $1,193,123 as of the end of the fiscal year ended December 31, 2003, respectively. Accounts payable and accrued expenses at June 30, 2004 were $889,469 as compared to $1,162,900 at December 31, 2003. During the six-month period ended June 30, 2004, total liabilities were reduced by $285,004 including $46,423 from extinguishment of debt. Operating losses from continuing operations of $627,114 offset by extinguishment of debt of $46,423 resulted in a net loss of $580,691, contributing to the accumulated deficit as of June 30, 2004 of $12,181,273, as compared to an accumulated deficit as of December 31, 2003 of $11,600,582. (See: Note 1 to Financial Statements.)

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of trade payables of $22,888 and $58,230 in unpaid payroll taxes, and during the six-month period ended June 30, 2004, an incremental $46,423 of debt was reclassified as extinguished. During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At June 30, 2004, the remaining liabilities of this subsidiary were $91,077 in trade payables and $79,351 in unpaid payroll taxes. As of June 30, 2004, the Company owes approximately $151,782 in unpaid payroll taxes for periods through the fourth quarter of 2001. (See: Notes 1 and 2 to Financial Statements.)

During the period ended June 30, 2004, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the six-month period ended June 30, 2004, the Company paid $109,500 in compensation with 5,923,144 shares of common stock to officers and directors, and prepaid for the subsequent quarter $53,500 in compensation with 4,863,636 shares of common stock, paid $298,140 to consultants and professionals with 15,432,053 shares of common stock; converted $232,250 in accrued wages, cancelled a special stock dividend right for $75,000, and paid compensation of $172,750 to the CEO for consideration of 25,000,000 common shares valued at an aggregate of $480,000; received $71,000 in cash on exercise of stock options; plus booked $16,686 as the value of stock options granted to consultants using the Black-Sholes option pricing model.

As of June 30, 2004, executive salaries and bonuses of $286,624 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members together with a note receivable for exercise of a stock option of $4,000 from a third party for a total of $222,820.

Results of operations

As stated above, the Company discontinued former operations and set about pursuing a new business plan in the energy industry as a development stage entity and reported results of continuing operations and of discontinued operations separately for the current period and the comparable period of fiscal 2003.

The Company had no revenues from operations during the three month period ended June 30, 2004, and no revenues during the comparable period ended June 30, 2003. Net loss from continuing operations for the three month period ended June 30, 2004 was $90,732 as compared to $1,052 for the three month period ended June 30, 2003. Net loss from discontinued operations during the three month period ended June 30, 2004 was $0 offset by $15,257 in extinguishment of debt. The net loss from discontinued operations as reclassed from the three month period ended June 30, 2003 was $99,177. This resulted in an aggregate net loss for the three month period ended June 30, 2004 of $75,475 compared to a net loss for the comparable period in fiscal year 2003 of $100,229.

The Company had no revenues from operations during the six month period ended June 30, 2004, and no revenues during the comparable period ended June 30, 2003. Net loss from continuing operations for the six month period ended June 30, 2004 was $627,114 as compared to a net loss from continuing operations of $2,761 for the comparable period ended June 30, 2003. Net loss from discontinued operations during the six month period ended June 30, 2004 was $0 offset by $46,423 in extinguishment of debt. The net loss from discontinued operations as reclassed from the six month period ended June 30, 2003 was $247,084. This resulted in an aggregate net loss for the six month period ended June 30, 2004 of $580,691 compared to a net loss for the comparable period in fiscal year 2003 of $249,845.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of June 30, 2004 of $748,423. This compares to a working capital deficit of $1,104,774 as of December 31, 2003. During the quarter ended June 30, 2004 an aggregate of 10,333,073 shares of common stock were issued for aggregate consideration of $131,766 (for an average of $0.0128 per share). In addition, $5,562 was deducted from compensation upon cancellation of a stock option granted in the previous quarter to a consultant during the quarter ended June 30, 2004.

The Company had a stockholder's deficit at June 30, 2004 of $714,550. This is compared to stockholder's deficit at December 31, 2003 of $1,103,685. The stockholder's deficit decreased due to exercise of stock options for cash, partial payment of notes receivable for issuance of stock and payment of accrued salary, offset by the Company operating at a loss.

At June 30, 2004, the Company had no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Quarter ended June 30, 2004, there were no material pending legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 10.1        2004 Omnibus Stock Option And Incentive Plan

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

ARETE INDUSTRIES, INC.


Date: August 23, 2004

By: /s/ Thomas P. Raabe, CEO/ Interim CFO
    --------------------------------------------------
    Thomas P. Raabe, Principal Executive Officer
    Interim Principal Financial and Accounting Officer