Form 10QSB
period 2004-09-30
ARETE INDUSTRIES INC
filed 2004-11-18
CIK 820901

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

                    For the period ended: September 30, 2004

                                       or

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


         For the transition period from ___________ to ________________


                        Commission File Number 33-16820-D
                                               ----------


                             ARETE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                            84-1508638
        -----------------------------             -------------------
        State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization              Identification No.)


        7102 La Vista Place, Suite 100, Niwot, CO             80503
        -----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)


                                 (303) 652-3113
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                  ---------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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

                                 [X] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 18, 2004, Registrant had 166,313,081 shares of common stock, No par value, outstanding.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----
                                                                       Page No.
                                                                       --------

     Consolidated Financial Statements:

  Index to Consolidated Financial Statements                               1

  Consolidated Balance Sheet at December 31, 2003 and
     September 30, 2004 (unaudited)                                        2

  Consolidated Statements of Operations for the Three
     Months Ended September 30, 2003 and 2004 (unaudited)                  3

  Consolidated Statements of Operations for the Nine
     Months Ended September 30, 2003 and 2004 (unaudited)                  4

  Consolidated Statement of Stockholders' Deficit for
     the Nine Months Ended September 30, 2004 (unaudited)                  5

  Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 2003 and 2004 (unaudited)                  6

  Notes to Unaudited Consolidated Financial Statements
     at September 30, 2004                                                7-11

  Item 2
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  12-17

  Part II - Other Information                                             18

  Signatures                                                              19

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                    December 31, 2003 and September 30, 2004
                                   (Unaudited)

                                     ASSETS

                                                                  2003            2004
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $     25,345    $      2,019
    Accrued interest receivable                                     37,761          47,608
    Inventory and molds held for disposal (Note 4)                  25,243          25,243
    Prepaid expenses                                                  --            26,000
                                                              ------------    ------------

      Total current assets                                          88,349         100,870

Furniture and equipment, at cost net of accumulated
    depreciation of $13,511 (2003) and $15,097 (2004)                1,089           4,575
                                                              ------------    ------------

                                                              $     89,438    $    105,445
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 2)                                 $    288,059    $    262,025
    Accrued expenses                                               585,478         364,688
    Accrued payroll taxes (Note 2)                                 289,363         289,363
    Settlement due                                                  18,650          18,650
    Stock subscription payment received                               --             1,500
    Notes payable - related parties                                 11,573             848
                                                              ------------    ------------

      Total current liabilities                                  1,193,123         937,074

Commitments and contingencies (Notes 1, and 2)

Stockholders' deficit (Notes 5 and 6):
    Convertible Class A preferred stock; $10 face value,
      1,000,000 shares authorized:
        Series 1, 30,000 shares authorized, 16,001 (2003)
          shares issued and outstanding                            160,014            --
        Series 2, 25,000 shares authorized,19,200 (2003)
          and 15,150 (2004) shares issued and outstanding          192,000         151,500
    Common stock, no par value; 499,000,000 shares
      authorized, 82,592,626 (2003) and 162,995,915 (2004)
      shares issued and outstanding                             10,383,703      11,630,743
    Accumulated deficit (including $1,307,565 accumulated
      during the development stage)                            (11,600,582)    (12,391,052)
    Notes receivable from sale of stock                           (238,820)       (222,820)
                                                              ------------    ------------

      Total stockholders' deficit                               (1,103,685)       (831,629)
                                                              ------------    ------------

                                                              $     89,438    $    105,445
                                                              ============    ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
  CONSOLIDATED STATEMENT OF OPERATIONS For the three months ended September 30,
                                  2003 and 2004
                                   (Unaudited)



                                                                        2003             2004
                                                                    -------------    -------------
Operating expenses:
   Depreciation                                                     $         200    $         607
   Rent                                                                     2,277            3,500
   Other operating expenses                                                78,469          192,240
                                                                    -------------    -------------

     Total operating expenses                                              80,946          196,347
                                                                    -------------    -------------

       Total operating loss                                               (80,946)        (196,347)

Other income (expense):
   Loss on sale of investments                                               --            (19,545)
   Interest expense                                                        (4,234)          (4,800)
   Interest and miscellaneous income                                        3,282            3,282
                                                                    -------------    -------------

     Total other income (expense)                                            (952)         (21,063)
                                                                    -------------    -------------

Net loss from continuing operations                                       (81,898)        (217,410)

Net loss from discontinued operations (including loss on disposal
   of $108,673 in 2003) (Note 4)                                         (118,813)            --
Extingusihment of Debt (Note 2)                                              --              7,631
                                                                    -------------    -------------

Net loss (Note 3)                                                   $    (200,711)   $    (209,779)
                                                                    =============    =============

Basic and diluted loss per share from continuing operations         $*               $*
                                                                    =============    =============

Basic and diluted loss per share                                    $*               $*
                                                                    =============    =============


Weighted average common shares outstanding                             54,100,000      155,200,000
                                                                    =============    =============

* Less than $.01 per share

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              For the nine months ended September 30, 2003 and 2004
            and from inception (August 1, 2003 to September 30, 2004)
                                  (Unaudited)


                                                                                                      Inception to
                                                                        2003             2004       September 30, 2004
                                                                    -------------    -------------    -------------
Operating expenses:
   Depreciation                                                     $         200    $       1,585    $       1,969
   Rent                                                                     2,277           10,000           19,203
   Other operating expenses                                                78,469          819,039        1,267,133
                                                                    -------------    -------------    -------------

     Total operating expenses                                              80,946          830,624        1,288,305
                                                                    -------------    -------------    -------------

      Total operating loss                                                (80,946)        (830,624)      (1,288,305)

Other income (expense):
   Loss on sale of investments                                               --            (10,502)         (10,502)
   Interest expense                                                       (13,560)         (13,245)         (31,734)
   Interest and miscellaneous income                                        9,847            9,847           22,976
                                                                    -------------    -------------    -------------

     Total other income (expense)                                          (3,713)         (13,900)         (19,260)
                                                                    -------------    -------------    -------------

Net loss from continuing operations                                       (84,659)        (844,524)      (1,307,565)

Net loss from discontinued operations (including loss on disposal
   of $108,673 in 2003) (Note 4)                                         (365,901)            --               --
Extingusihment of Debt (Note 2)                                              --             54,054             --
                                                                    -------------    -------------    -------------

Net loss (Note 3)                                                   $    (450,560)   $    (790,470)   $  (1,307,565)
                                                                    =============    =============    =============

Basic and diluted loss per share from continuing operations         $  *             $       (0.01)   $       (0.01)
                                                                    =============    =============    =============

Basic and diluted loss per share                                    $       (0.01)   $       (0.01)   $       (0.01)
                                                                    =============    =============    =============


Weighted average common shares outstanding                             46,600,000      134,000,000      118,200,000
                                                                    =============    =============    =============

* Less than $.01 per share

                             See accompanying notes.

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the nine months ended September 30, 2004
                                  (Unaudited)

                                                 Series 1                   Series 2
                                              preferred stock            preferred stock         Common stock
                                            --------------------  --------------------   ------------------------   Accumulated
                                            Shares      Amount     Shares     Amount       Shares       Amount        deficit
                                            -------    ---------  ---------  ---------   ----------   -----------   ------------
Balance, December 31, 2003                   16,001    $ 160,014     19,200  $ 192,000   82,592,626   $10,383,703   $(11,600,582)

   Exercise of stock options upon
    conversion of Series 1 preferred
    stock  (Note 5)                         (16,001)    (160,014)      --         --      8,000,700       160,014           --

   Exercise of stock options upon
    conversion of Series 2 preferred
    stock (Note 5)                             --           --       (4,050)   (40,500)   4,050,000        40,500           --

   Issuance of common  stock to
    repurchase a portion of a future
    interest  in stock distributions,
    payment of accrued wages
    and for services (Note 5)                  --           --         --         --     25,000,000       405,000           --

   Exercise of stock options (Note 5)          --           --         --         --      4,750,000        73,500           --

   Issuance of common stock to
   employees and consultants for
   services (Note 5)                           --           --         --         --     38,602,589       547,168           --

   Purchase of stock by directors in
    connection with granted purchase
    rights                                     --           --         --         --           --            --             --

   Value of stock options granted to
    consultants (Note 5)                       --           --         --         --           --          20,858           --

   Net loss for the nine months ended
    September 30, 2004                         --           --         --         --           --            --         (790,470)
                                            -------    ---------  ---------  ---------   ----------   -----------   ------------

Balance, September 30, 2004                    --      $    --       15,150  $ 151,500   62,995,915   $11,630,743   $(12,391,052)
                                            =======    =========  =========  =========   ==========   ===========   ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2003 and 2004
            and from inception (August 1, 2003 to September 30, 2004)
                                  (Unaudited)



                                                                                         Inception to
                                                             2003           2004      September 30, 2004
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                               $  (450,560)   $  (790,470)   $(1,253,511)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                           21,050          1,585          1,969
       Stock  and options issued for services and
         interest on notes                                    276,595        740,776      1,180,837
       Impairment loss                                        102,006           --             --
       Changes in assets and liabilities:
         Interest receivable                                   (9,847)        (9,847)        (3,282)
         Prepaid expenses                                       2,285        (26,000)       (26,000)
         Accounts payable                                       9,257        (26,034)       (53,246)
         Accrued expenses                                       4,216       (220,790)      (212,210)
                                                          -----------    -----------    -----------

           Total adjustments                                  405,562        459,690        888,068
                                                          -----------    -----------    -----------

       Net cash used in operating activities                  (44,998)      (330,780)      (365,443)

Cash flows from investing activities:
   Purchase of property and equipment                            --           (5,071)        (5,071)
                                                                         -----------    -----------

       Net cash provided (used) by investing activities          --           (5,071)        (5,071)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                   14,575           --            6,713
   Proceeds from issuance of common stock                      65,500           --           10,000
   Proceeds from exercise of stock options                       --           73,500        117,250
   Proceeds from stock subscription                              --            1,500          1,500
   Note Receivable from sale of stock                         (20,000)        16,000         16,000
   Payment of accrued wages                                      --          232,250        232,250
   Payment of note payable - related parties                  (11,554)       (10,725)       (11,298)
                                                          -----------    -----------    -----------

     Net cash provided by financing activities                 48,521        312,525        372,415
                                                          -----------    -----------    -----------

Net increase in cash and cash equivalents                       3,523        (23,326)         1,901
Cash and cash equivalents at beginning of period                  381         25,345            118
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of period                $     3,904    $     2,019    $     2,019
                                                          ===========    ===========    ===========


                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

1.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2003 and September 30, 2004, and the results of operations and cash flows for the periods ended September 30, 2003 and 2004. The Company is currently considered to be in the development stage as more fully defined in Financial Accounting Standards Board Statement No. 7. The Company has not generated any revenues from its activities in the oil and gas business.

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

     Since August 1, 2003, the Company's financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations. (See: Note 4 - Discontinued Operations)

     The Company has incurred significant losses and at September 30, 2004, the Company has a working capital deficit of $836,204 and a stockholders' deficit of $831,629. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

2.   Delinquent amounts payable
     --------------------------

     As of September 30, 2004, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

4.   Discontinued Operations
     -----------------------

     The Company's decision in 2003 to pursue projects and investments in traditional oil and gas as well as the `New' alternative and renewable Energy business is an entirely new business direction that required it to formally discontinue its former operations. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current nine month period of this reclassification. During 2003, the Company wrote off various fixed assets and revalued inventory in order to reclassify these items at fair market value listed as inventory and molds held for disposal at a value of $25,243.

5.   Stock transactions
     ------------------

     During the first quarter of 2004, the CEO received 2,893,070 common shares for services for the first quarter through the first month of the current quarter of 2004, valued at $60,000. During the second quarter, the CEO received 3,393,710 common shares for services for the second quarter through the first month of the third quarter, valued at $45,000. During the third quarter, the CEO received 6,785,714 common shares for services for the third quarter and the first month of the fourth quarter valued at $45,000. In January 2004, an affiliate of the CEO converted 16,001 shares of Series 1 Preferred Stock into 8,000,700 restricted shares of common stock pursuant to the terms of the Series 1 Preferred Stock. By a settlement agreement approved by the board of directors on March 17, 2004, the CEO converted $232,250 in accrued wages, cancelled his right to receive 3% of total future stock dividends for $75,000, and received compensation of $172,750 for 25,000,000 restricted shares of common stock valued at $480,000. During the Third Quarter, the CEO was granted common stock options to purchase 500,000 common shares for an aggregate purchase price of $3,000.

     On March 25, 2004 a company affiliated with the CEO and a second director converted 4,050 shares of Series 2 Preferred Stock to 4,050,000 shares of common stock, which shares were contemporaneously distributed to unrelated parties.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

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

     On June 30, 2004, four board members received 250,000 common shares each for their services for the third quarter of 2004, valued at an aggregate of $11,000 and were granted common stock options to purchase 500,000 shares each for an aggregate purchase price of $22,000. Additionally, on June 30, 2004 a director received 2,500,000 common shares, valued at $27,500 for conducting an independent verification of the reserve estimates and economic projections relating to certain oil and gas prospects under review for acquisition and funding by the Company.

     On August 20, 2004, two directors exercised incentive stock purchase rights granted under the Company's 2003 Incentive Stock Compensation Plan for a total of 250,000 common shares for aggregate consideration of $2,500 cash.

     On September 22, 2004, four board members received 250,000 common shares each for their services for the fourth quarter of 2004, valued at an aggregate of $6,000 and one director was paid 666,667 common shares for consulting services valued at $4,000. Also, on September 22, 2004, the four outside directors were granted common stock options to purchase 500,000 common shares each for an aggregate purchase price of $12,000. On September 29, 2004, a director exercised part of an incentive stock option for 125,000 common shares for consideration of $1,500, which shares were issued in the fourth quarter.

     During the first quarter of 2004, the Company paid $253,812 in compensation to consultants with 12,492,690 shares of common stock. During the second quarter, the Company paid $44,328 in compensation to consultants with 2,940,363 shares of common stock. During the third quarter, the Company paid $31,028 in compensation to consultants with 3,930,375 shares of common stock.

     During the first quarter of 2004, the Company recorded $22,248 in compensation upon granting certain stock options to consultants, of which one option was cancelled and returned resulting in an adjustment of ($5,562) to compensation. Also, options to purchase 4,000,000 common shares were exercised by a consultant for $0.015 per share for a total of $60,000 in cash.

     Also, during the first quarter, the Company granted four individuals incentive stock options to purchase 3,000,000 shares each at an aggregate purchase price of $320,000. During the Second Quarter, 3,000,000 of these stock options were cancelled and during the Period ended September 30, 2004, the remaining 9,000,000 of these stock options expired.

     ----------------------------------

     On August 4, 2004 the Company adopted its 2004 Omnibus Stock Option and Incentive Plan, setting aside 50,000,000 common shares, granting new designated stock options to insiders, created incentive common stock purchase rights to officers, directors, employees and consultants for an aggregate of up to 10,000,000 shares, and replaced a total of 8,500,000 stock options granted under the Company's 2003 Plan into the new 2004 Plan.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the quarter ended September 30, 2004 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                2003          2004
                                             ----------    -----------

        Net loss - as reported               $ (288,601)   $ (790,470)
        Net loss - pro forma                   (310,033)     (790,470)
        Loss per share - as reported               (.01)         (.01)
        Loss per share - pro forma                 (.01)         (.01)

     * - Less than $0.01 per share

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.45% to 1.75%; and expected life of .5 to 2 years.

6.   Subsequent Events
     -----------------

     Following the end of the third quarter 2004, an officer and director was granted and exercised a special compensatory stock option for 1,000,000 common shares for $5,000. Also, a director exercised a stock option for 250,000 shares for $1,500. In addition, the Company paid $10,176 in compensation to consultants with 1,817,166 shares of common stock.

     The CEO has agreed to accrue his salary commencing the fourth quarter through the end of the first quarter of 2005. On October 27, 2004 an affiliate of the CEO exercised conversion rights under 15,150 shares of Series 2 Preferred Stock into 15,150,000 restricted common shares. At this time, their remain no outstanding shares of either the Series 1 Preferred or Series 2 Preferred Stock.

     The Company is currently in the process of evaluation of certain oil and gas development prospects for acquisition by the Company. The Company continues  to use  the  services  of oil and gas  consultants,  to  provide technical and operational analysis, business development, and general energy consulting to the Company on a per diem basis, who have agreed to accept payment in the form of common stock on an interim basis. The Company has also retained an independent energy finance firm to assist it in obtaining financing for development of certain oil and gas prospects. These prospects are currently under evaluation for funding through referrals to private equity funds and other professional investment vehicles. The Company is performing legal, technical and financial due diligence upon these prospects to determine their feasibility and suitability for these types of financing sources. The Company will be required to obtain financing to cover its costs of drilling, completion and surface improvements in order to acquire any oil and gas development prospects, of which there is no assurance.

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

The Company's CEO manages the business of the Company accessing the expertise of the board members and outside consultants. In order to compensate the CEO, the directors and these consultants without revenue or equity capital available to the Company, we have endeavored to provide incentives through direct issuances of common stock and granting of stock options. Aided by its drastic reductions in overhead, the Company has been nominally successful satisfying operating costs from proceeds of exercise of stock options, cash advances and contributions by affiliates and insiders. As of November 1, 2004, the CEO has agreed to accrue his salary in lieu of direct stock compensation through the end of the first quarter of 2005.

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

During the nine month period ended September 30, 2004, and continuing forward we have focused our entire attention on sourcing and evaluating specific oil and gas development prospects presented to us for acquisition and funding. In the first quarter of 2004, we entered into a Joint Venture with certain individuals for the development of a re-entry and re-completion project in South Texas. In May 2004, negotiations to acquire these prospects were terminated when the promoters chose to pursue other funding alternatives. Immediately thereafter, we engaged in evaluation and negotiations with another oil and gas developer to acquire and fund drilling and completion of oil and gas wells on three prospects located in Texas and Oklahoma. In connection with these activities, we have retained the services of an independent oil and gas financing intermediary that has relationships with a number of institutional funding sources. We are currently in the process of evaluating and verifying financial and technical information on these and other prospects with a view to pursuing financing of any prospects that meet our investment criteria. The Company will find great difficulty developing new oil and gas prospects without working capital to hold prospects for evaluation and then to drill and complete wells on the selected prospects, and no assurances can be made that it will successfully complete such financing in the near future.

During 2003 and continuing through the current period, we have been engaged in business development activities with various third parties involved in oil and gas development, corporate finance, and other related activities to develop a source of deals and financing and to build relationships with people and companies that can provide value to the company in executing its business plan. We have also taken preliminary steps to develop several longer term initiatives to develop advanced in-house operational and financing capabilities. These included the development of a Master Energy Fund to provide the capability to internally generate funding to refinance future oil and gas production and an energy trading platform as a means to leverage future production with a creative system to trade the commodities into the open market. The Company has an interest in pursuing the energy trading platform, but does not have the resources currently to focus on this project, nor has the potential partner been able to pursue discussions for the development of the opportunity. Until we establish revenue from oil and gas production, we have not felt it appropriate to divert our resources to move these initiatives forward. We continue to seek oil and gas development projects conforming to our stated criteria of low-risk, high return potential in under-developed fields that have overlooked and by-passed reserves and/or existing production and in-field development possibilities. While we are very optimistic about our progress in developing these projects and confident in our overall approach to entering the oil and gas business, no assurances can be made that the current projects will result in any significant revenue for operations in the immediate future.

Financial Condition

In prior periods, we have principally written down Aggression Sports, Inc.'s fixed assets and inventory and molds held for disposal from discontinued operations either entirely or by a percentage that we have estimated would reasonably be recovered from liquidation or by selling the entire business opportunity outright to a third party. Additionally, during prior periods, we reduced certain amounts payable from discontinued operations as extinguishment of debt, through the passage of statutes of limitation. During the quarter ended September 30, 2004, $7,631 of such debt from Global Direct was extinguished. We expect future write-downs and reclassifications from discontinued operations and extinguishment of debt to be nominal and incremental in nature.

As of September 30, 2004, the Company had $105,445 in total assets and $937,074 in total liabilities, as compared to $89,438 and $1,193,123 as of the end of the fiscal year ended December 31, 2003, respectively. Accounts payable and accrued expenses at September 30, 2004 were $916,076 as compared to $1,162,900 at December 31, 2003. During the nine-month period ended September 30, 2004, total liabilities were reduced by $256,049 including $54,054 from extinguishment of debt. Operating losses from continuing operations of $844,524 offset by extinguishment of debt of $54,054 resulted in a net loss of $790,470, contributing to the accumulated deficit as of September 30, 2004 of $12,391,052, as compared to an accumulated deficit as of December 31, 2003 of $11,600,582. (See: Note 1 to Financial Statements.)

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of $58,230 in unpaid payroll taxes. During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At September 30, 2004, the remaining liabilities of this subsidiary were $91,077 in trade payables and $79,351 in unpaid payroll taxes. As of September 30, 2004, the Company owes approximately $151,782 in unpaid payroll taxes for periods through the fourth quarter of 2001. (See: Notes 1 and 2 to Financial Statements.)

During the period ended September 30, 2004, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the nine-month period ended September 30, 2004, the Company paid $193,000 in compensation with 15,072,494 shares of common stock to officers and directors, and prepaid for the subsequent quarter $25,000 in compensation with 4,166,667 shares of common stock, paid $329,168 to consultants and professionals with 19,362,428 shares of common stock; converted $232,250 in accrued wages, cancelled a special stock dividend right for $75,000, and paid compensation of $172,750 to the CEO for consideration of 25,000,000 restricted common shares valued at an aggregate of $480,000; received $71,000 in cash on exercise of stock options; plus booked $20,580 as the value of stock options granted to consultants using the Black-Sholes option pricing model.

As of September 30, 2004, executive salaries and bonuses of $286,624 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members together with a note receivable for exercise of a stock option of $4,000 from a third party for a total of $222,820.

Results of operations

As stated above, the Company discontinued former operations and set about pursuing a new business plan in the energy industry as a development stage entity and reported results of continuing operations and of discontinued operations separately for the current period and the comparable period of fiscal 2003.

The Company had no revenues from operations during the three month period ended September 30, 2004, and no revenues during the comparable period ended September 30, 2003. Net loss from continuing operations for the three month period ended September 30, 2004 was $217,410 as compared to $81,898 for the three month period ended September 30, 2003. Net loss from discontinued operations during the three month period ended September 30, 2004 was $0 offset by $7,631 in extinguishment of debt. The net loss from discontinued operations as reclassed from the three month period ended September 30, 2003 was $118,813. This resulted in an aggregate net loss for the three month period ended September 30, 2004 of $209,779 compared to a net loss for the comparable period in fiscal year 2003 of $200,711.

The Company had no revenues from operations during the nine-month period ended September 30, 2004, and no revenues during the comparable period ended September September 30, 2003. Net loss from continuing operations for the nine-month period ended September 30, 2004 was $844,524 as compared to a net loss from continuing operations of $84,659 for the comparable period ended September 30,

2003. Net loss from discontinued operations during the nine-month period ended September 30, 2004 was $0 offset by $54,054 in extinguishment of debt. The net loss from discontinued operations as reclassed from the nine-month period ended September 30, 2003 was $365,901. This resulted in an aggregate net loss for the nine-month period ended September 30, 2004 of $790,470 compared to a net loss for the comparable period in fiscal year 2003 of $450,560.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of September 30, 2004 of $836,204. This compares to a working capital deficit of $1,104,774 as of December 31, 2003. During the quarter ended September 30, 2004 an aggregate of 12,632,756 shares of common stock were issued for aggregate consideration of $92,700 (for an average of $0.0073 per share).

The Company had a stockholder's deficit at September 30, 2004 of $831,629. This is compared to stockholder's deficit at December 31, 2003 of $1,103,685. The stockholder's deficit decreased due to exercise of stock options for cash, partial payment of notes receivable for issuance of stock and payment of accrued salary, offset by the Company operating at a loss.

At September 30, 2004, the Company had no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Quarter ended September 30, 2004, there were no material pending legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 10.1      Arete Industries, Inc. 2004 Omnibus Stock Option and Incentive
                  Plan.

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


Date: November 18, 2004

By: /s/ Thomas P. Raabe, CEO/ Interim CFO
-----------------------------------------
Thomas P. Raabe, Principal Executive Officer
Interim Principal Financial and Accounting Officer