Form 10KSB
period 2004-12-31
ARETE INDUSTRIES INC
filed 2005-04-15
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004
                                             -----------------

                         Commission file No. 33-16820-D
                                             -----------

                                       OR

[] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.


                             ARETE INDUSTRIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Colorado                                     84-1508638
     ----------------------------                   -----------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)


      7102 La Vista Place, Suite 100, Niwot, Colorado,            80503
     -------------------------------------------------          ----------
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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB [ X ].

State Issuer's revenues for the most recent fiscal year:  $ 0

On April 14, 2005, the Registrant had 149,236,582 shares of common voting stock held by non-affiliates. The aggregate market value of shares of voting and non-voting common equity held by non-affiliates was $395,477 on this date. This valuation is based upon the average of the best bid and ask price for shares of common voting and non-voting equity of the Registrant on the "Electronic Bulletin Board" of the National Associational of Securities Dealers, Inc., ("NASD") on April 13, 2005.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS
                 -----------------------------------------------

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 YES [ ] NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
                   ------------------------------------------

On April 14, 2005, the issuer had 216,209,867 shares of no par value common stock outstanding.

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

General Development of the Business

Arete Industries, Inc., (the "Company") was organized under the laws of the State of Colorado on July 21, 1987, under the name "Travis Investments, Inc." In late 1987 the company completed a blank check public offering and merged with a company named Vallarta, Inc., and its subsidiary Le Mail, Inc., where after the name was changed to Travis Industries, Inc. On September 1, 1998, the shareholders approved the name change of the Company to Arete Industries, Inc. Since then, the Company has been in an evolutionary process of becoming a seed and growth stage business development company originating several in-house business initiatives as well as business initiatives for outside clients.

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

In May 1998, a second change in control was implemented and its then officers and directors resigned and were replaced by the current Chairman and CEO. At that time the Company became a holding company by the formation of a new minority-owned subsidiary corporation, Aggression Sports, Inc. to develop business opportunities in the outdoor sports industry brought in by the new CEO. The Company also transferred all print and direct mail operations in Council


Arete Industries, Inc.               Page 1               Form 10-KSB 12/31/2004

Bluffs, Iowa, including certain operating assets and liabilities into a second, wholly owned subsidiary, Global Direct Marketing Services, Inc. Following the end of the fiscal year ended December 31, 2004, the Company resolved to dissolve its two subsidiaries and has initiated procedures to close out all inter-company accounts and consolidating accounts related to these subsidiaries.

From May 1998 until March 2000, new management undertook to turn the printing and direct mail operations around by moving operations to Denver and joining facilities with an independent logistics and fulfillment operation. In the spring of 2000, the business was deemed incapable of rehabilitation and was liquidated and permanently discontinued.

Beginning in 2000, the Company launched its first entirely new business initiative to cultivate start-ups as a new business incubator. In May of 2000, the Company's CEO brought in a new management team to provide financial, management, technical and marketing services along with on-site operating facilities and administrative staff to young companies to help them raise outside capital and execute their business plans in exchange for equity participations and management fees. The Company took in three incubation projects, the Arete Outdoors' outdoor sports products venture; the Applied Behavior Systems ("ABS") commercialization of a computer automated artificial intelligence-based speech learning system for the learning disabled; and several new spin-off applications of the ABS artificial intelligence technology through a new company, Seventh Generation Technologies, Inc. ("7GT"). While the Company achieved tangible success in bringing these new business entities forward with its own limited resources, including significant financial resources contributed by principals of the Company, due largely to the adverse economic conditions surrounding the `dot-com' crash, these entities were unable to generate further investment capital and/or strategic financial and industry partners to sustain their development. The Company attempted to reconfigure and redirect these ventures to more viable business models suitable to the then current business environment, but was forced to terminate its financial and management support of these business ventures, and to turn its focus toward ensuring its own survival.

By the middle of 2001 and continuing through mid-2002, the Company was downsized to two employees, office equipment was liquidated and overhead was reduced to a minimum. During this time, the Company looked for opportunities to assist more mature emerging and high growth-stage businesses with financial and board level managerial support with a view of taking such companies public through a registered rights offering or dividend spin-off distribution to the Company's shareholders. To assist these efforts, the Company launched an initiative with an independent corporate and commercial bond financing originator to develop a captive source of investment capital for its venture development activities. While a number of projects were originated and in progress, the events of September 11, 2001 essentially neutralized these efforts. In December 2001, the Company began a private placement of up to $200,000 in Series 2 Convertible Preferred Stock. This subscription was completed in March 2003 with the investment by affiliates of the Company's then two directors and certain non-affiliated investors of $100,000 in cash and by the conversion of $100,000 in notes payable to unrelated parties into 20,000 shares of Series 2 Convertible Preferred stock, convertible into 20,000,000 shares of Common Stock of the Company. At the end of 2002, once most of the equipment and inventory from our discontinued operations had been disposed of, we closed our offices in Boulder and moved to an executive suite in Niwot, Colorado to reduce overhead. We still maintain a storage facility for our files, furniture and the Arete Outdoors inventory which is currently held for sale or disposal.

Arete Industries, Inc.               Page 2               Form 10-KSB 12/31/2004

In July 2002, the shareholders approved a 20 to 1 reverse stock split of our common stock without reducing authorized capital. From mid-2002 through the second quarter of 2003, we pursued a number of business development projects as acquisition or dividend spin-off candidates and corporate finance clients. Our efforts were impaired by the lack of availability of outside investment capital and because our internal bond funding venture failed to produce results. By June 2003, we terminated our efforts to develop acquisition capital through bond and other equity fund instruments, and embarked on an entirely new business model pursuing traditional and alternative energy investments.

In September of 2003, we added three independent directors to help the Company upgrade our corporate governance and to support our CEO in executing this new business model. These new independent directors form the Company's Audit, Compensation and Nominating Committees of the board of directors. During the fall of 2003, we retained several independent business and financial consultants to assist in focusing our business plan, developing investment banking relationships, perform business development, public and financial relations and to help recruit advisory board members to add expertise in traditional and alternative energy.

To more appropriately reflect our current business activities and operations, in August of 2003 we recast the Company as in its development stage, and bifurcated our financial statements to reflect discontinued operations separately from continuing operations. Since that time, our continuing operations have consisted of development of business opportunities in traditional oil and gas by direct acquisition and funding of drilling and/or development partnerships and joint ventures. We also have continued our efforts to improve our corporate governance, our securities law compliance, and liquidating or disposing non-productive and unused operating assets and eliminating debt barred by the statute of limitations. Without revenue, we have operated in reliance on contributions from affiliates throughout 2003 and 2004, on accrual and deferral of executive compensation, and payment for advisory and consulting services with common stock and stock options.

Our efforts in these areas reflect our intent to attract new investors and give the Company additional transactional options including a possible acquisition through a reverse merger. We also are in the process of identifying and qualifying several ventures for placement into new subsidiaries and possibly spinning them out to our shareholder base in a stock dividend and/or rights offering in the near-term.

Current Business of the Company

In 2003 and continuing through the present, we continue to recast and refocus our business development activities in the Energy Industry. This includes attempts to acquire participating interests in traditional oil and gas development projects, primarily of overlooked and by-passed reserves of oil and/or natural gas in the Western Hemisphere. Additionally, we are looking to purchase non-operating positions in producing fields with the possibility of additional in-field development. Both these approaches allow us access to both debt and equity capital and an opportunity to earn-in equity positions or a "promote" for organizing and managing the project. This approach serves our entry-level objective of establishing revenue and an asset base for further expansion. We have sought to pursue projects with high-profit potential, low entry-cost and low exploration risk to take advantage of rising domestic energy prices and relatively inexpensive capital becoming available for low risk projects. In this way we seek to avoid the high cost of capital associated with more speculative `wildcat' projects where investors require well capitalized participants with substantial track records. We are currently working with an expanding base of oil and gas prospect generators, independent energy developers and private and institutional investors. We are also looking for an opportunity to acquire one or more established oil and gas companies whose owners either require liquidity for expansion or an exit strategy.


Arete Industries, Inc.               Page 3               Form 10-KSB 12/31/2004

Our longer term vision is to leverage future traditional oil and gas investments into alternative and renewable energy development projects including bio-mass, co-generation, solar, wind, municipal and organic waste conversion into bio-fuels and alternative electrical energy feed stocks. In this connection, our longer term vision is to expand financial services capabilities into development of energy investment funds and traditional and alternative energy trading, including barter. This will require that we develop significant infrastructure and working capital, which at this stage, cannot be assured with any level of certainty. Additionally, while the Company contemplates focusing its energy and resources on this plan for the indefinite future, it has not entirely abandoned its vision of assisting promising emerging and high growth-stage businesses with financial and board level managerial support with a view of taking such companies public through a registered rights offering or dividend distribution to the Company's shareholders.

We have been moving aggressively to achieve all of our objectives despite a number of challenges not the least of which are our minimal financial and human resources. And while these circumstances have made our business development efforts problematic, throughout 2004, we were tenacious in pursuing several attractive oil and gas development prospects. Beginning at the end of 2003, we engaged in two specific projects aided by several business and financial consultants. In the second quarter of 2004, we established a formal relationship with an investment banking consulting firm specializing in oil and gas financing, which provides valuable advice and support in our ongoing evaluation of new prospects. This group provides us with access to numerous professional equity funding sources that specialize in financing oil and gas development projects.

The two prospects we undertook to acquire and fund during 2004 utilized significant company resources and after considerable due diligence and review by our investment banking consultant, were ultimately rejected. The typical project we have been looking at has required from $15 to $25 Million in acquisition and drilling capital. Although we have been able to develop a considerable number of new candidates, we have very recently determined to pursue a less challenging path for the near-term to acquire producing properties with in-field development potential, and of considerably smaller size that will provide cash flow for operations and create free assets for a borrowing base to achieve sustainable near-term growth. Several new prospects of this nature were introduced to the Company during the fourth quarter of 2004 by one of our outside directors, and we are currently moving forward to secure debt and equity funding to purchase a non-operating interest in this project.

In the fourth quarter of 2004, the Company formed a new subsidiary to pursue an acquisition of one of the mentioned prospects with a number of producing wells and several potential new in-field or offset wells in Northeastern Colorado. The subsidiary was initially capitalized by small cash contributions made personally by three of the Company's outside directors including the introducing director for an aggregate of 15% of the new subsidiary's common stock with the understanding that the Company would receive the other 85% of the founders' stock. It is contemplated that this prospect would, if possible, be financed through a portion of short-term bank financing plus private equity through third parties which will in all likelihood dilute the Company's equity position by an as yet undetermined amount. At this time, the subsidiary is negotiating terms of an acquisition agreement subject to financing and completion of due diligence, which is targeted to be completed during the second quarter of fiscal year 2005. In the event that this transaction does close, it is the intent of the Company and the three outside directors, to pursue a dividend spin-off of this subsidiary to the Company's shareholders during fiscal year 2005, of which there


Arete Industries, Inc.             Page 4                 Form 10-KSB 12/31/2004
can be no assurance that a purchase agreement will be executed or that proposed debt and equity financing will be completed in any agreed upon time frame, if ever. Additionally, the three outside directors who are acting as the board and executive officers of the new subsidiary will directly benefit from their equity and management positions in the new subsidiary and as such, their dealings will not be considered at arm's length with the Company or the subsidiary. (See:
Certain Relationships and Related Transactions, Transactions with Management and Others.)

Current Capitalization of the Company.

Effective July 15, 2002, the shareholders of the Company approved a 20 for 1 reverse stock split. All common share references herein have been revised to reflect the reverse split. The Company has 500,000,000 shares of Capital Stock authorized of which 1,000,000 shares have been designated $10 face value Class A Preferred Stock pursuant to an Amended Certificate of Class A Preferred adopted by the board of directors on February 26, 2001. As of April 14, 2005 there are 216,209,867 shares of common stock, no par value, issued and outstanding, and no shares of Class A Preferred Stock outstanding as of December 31, 2004.

As of December 31, 2003, there were 19,200 shares of Series 2 Class A Preferred outstanding that were convertible into 19,200,000 shares of common stock. On March 25, 2004, 4,050 of such shares were converted into 4,050,000 common shares and distributed to unaffiliated parties. Additionally, on October 27, 2004, the remaining 15,150 shares of such Series 2 Preferred were distributed to an affiliate of the CEO and converted into 15,150,000 common shares, and the Series 2 Convertible Preferred Shares was retired. (See: Security Ownership of Certain Beneficial Owners and Management, Certain Relationships and Related Transactions.)

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

Market and Competition

The Company will compete as a financial intermediary with substantially more mature and well funded financial institutions, investment banks and venture capital organizations for acquisition and capital funding opportunities in traditional and alternative energy projects. We will also compete with well-funded major oil and gas exploration companies, as well as large corporate energy technology firms that are sponsoring alternative and renewable energy projects, especially in co-generation and waste to energy projects. We believe that economic conditions in the United States and elsewhere are exceptionally harsh to young growth-stage companies in terms of obtaining funding and senior management support, but that there also is an abundance of promising investment opportunities that fall below the radar screens of these larger concerns. We perceive a significant opportunity for the Company to lie in the traditional oil and gas and the alternative and renewable energy sectors. We especially see a


Arete Industries, Inc.             Page 5                 Form 10-KSB 12/31/2004
successful entry strategy involving re-development of capped and shut-in natural gas fields where re-entry and re-working projects in large, known producing fields can yield significant returns without the attendant risks of wildcat exploration projects. There is an abundance of overlooked and by-passed reserves of natural gas and a number of experienced independent oil and gas development companies looking for development capital. Redevelopment of existing natural gas fields that were abandoned during times of significantly lower prices and lack of transportation facilities is a trend that has just begun to gain popularity with professional investors and traditional private energy investors. Again, to meet these competitive conditions, the Company must be able to demonstrate that it can execute on its ability to source equity or debt capital for its potential portfolio companies, as well as execute its dividend spin-off program effectively. To meet this challenge, the Company needs to build a track record and demonstrate that it has access to capital, of which there can be no assurance.

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

Employees

Arete Industries' CEO is currently employed as an independent contractor and has been compensated during the current fiscal year in common stock and has accrued a significant amount of his salary, which has recently been converted into a convertible promissory note. He devotes such time to the Company as is necessary to pursue its business plan and perform legal and administrative tasks required by the federal and state securities laws and regulations. He is not constrained from pursuing other ventures outside of the Company including oil and gas ventures, provided he notifies the board of directors upon recognition of an oil and gas opportunity and first offering such opportunity to the Company through its independent board members. We employ one administrative assistant who is also an independent contractor under a monthly stipend. The other directors and an executive officer are being compensated for their input and consultation on a project by project basis as well as for the risk associated with holding a position as an officer and director of a public company without Errors and Omissions Insurance.

Item 2-Description of Property

Arete Industries Inc. currently leases approximately 200 square feet of office space in an executive suite located in Niwot, Colorado, seven miles North of Boulder, Colorado. The Company also rents an off-site storage facility. It is anticipated this location is sufficient for Arete's business development operations for the foreseeable future.

Item 3-Legal Proceedings

As of the date of this Report, there were no material pending or contemplated legal proceedings against the Company or any of its subsidiaries, other than routine matters incidental to the business.



Arete Industries, Inc.             Page 6                 Form 10-KSB 12/31/2004

Item 4-Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

                                   STOCK QUOTATIONS

     Fye 12/31/03                              BID

              Quarter Ending       High         Low
              --------------      ------------------
                       3/31/03     0.03         0.01
                       6/30/03     0.029        0.01
                       9/30/03     0.019        0.01
                       12/31/03    0.069        0.01

     Fye 12/31/04

              Quarter Ending       High         Low
              --------------      ------------------
                       3/31/04     0.038        0.016
                       6/30/04     0.03         0.0102
                       9/30/04     0.011        0.005
                      12/31/04     0.022        0.005

As of April 14, 2005 the number of record holders of the Company's common stock was 423. This number does not include the indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name.

Dividends

The Company has not paid any dividends with respect to its common stock and it is not anticipated that the company will pay dividends in the foreseeable future. There are no accrued dividends outstanding on any class of Preferred Stock of the Company.



Arete Industries, Inc.             Page 7                 Form 10-KSB 12/31/2004

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

Stock issuances:

The Company has relied upon the issuance of shares of its common and preferred stock, and options to purchase its common stock and preferred stock as well as accrual of salary of its senior executive officer to fund much of the Company's operations. The following describes the methods used to record various stock related transactions.

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


Arete Industries, Inc.             Page 8                 Form 10-KSB 12/31/2004

Since the beginning of 2002, we terminated our business incubation business; discontinued operations of its Aggression Sports, Inc. subsidiary; downsized operations to a single executive suite and a single administrative assistant to the CEO. From the third quarter of 2002 forward through the third quarter of 2003, the CEO deferred his salary and continued as CEO in an independent contractor status to allow him the opportunity to supplement his income from legal and consulting fees from outside clients and to pursue outside opportunities that are neither in conflict with, nor in competition with the current business interests of the Company. The CEO resumed accruing consulting fees in November of 2004, and beginning in the second quarter of 2005, has discontinued his employment agreement to negotiate his compensation with the board on a quarterly basis. The Company believes that the overhead consisting of staff, outside consultants and facilities, coupled with the deferral of salary and/or payment of professional business consulting services in common stock are at their absolute minimum to ensure the Company remains viable and current in its reporting under the federal securities laws, as a public company, which Management believes is its primary advantage and sole means of developing future value for its shareholders.

The Company changed its course in mid 2003 to focus its primary efforts on generating new projects in the traditional and alternative and renewable energy sectors of the Energy Industry. During the first quarter of 2004, the Company originated a series of two ventures to develop certain domestic oil and gas prospects in known oil and gas fields in Texas and Oklahoma. These prospects required raising equity capital through professional equity investors for each in excess of $20 Million and took considerable time and resources of the Company to investigate and validate. For a variety of economic and technical factors the first project was terminated in April of 2004 and the second project was terminated in the first quarter of 2005. At the instance of certain of the outside board members, a new project was initiated in the first quarter of 2005 to acquire a project with a number of proven producing wells with in-field drilling capabilities into a majority owned subsidiary of the Company. This project is in its very early stages of documentation, validation and preparation for funding, and there are no assurances that this project will ultimately be realized. In recognition of the Company's limited resources, the board of directors has shifted the company's immediate focus toward pursuing significantly smaller projects that will spin out cash flow, that will sustain our operations and provide a base for growth from producing and proven undeveloped properties.

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

Financial Condition

During fiscal year ended December 31, 2004, we have principally written down assets held for disposal from discontinued operations either entirely or by a percentage that we have estimated would reasonably be recovered from liquidation or by selling the entire business opportunity outright to a third party. As of December 31, 2004, the Company had $7,090 in total assets after a write-off of $50,890 in accrued interest receivable and $25,243 of inventory and molds held for disposal relative to discontinued operations. This compares to total assets of $89,438 as of December 31, 2003. Total liabilities were $941,977 as of December 31, 2004 compared to $1,193,123 as of December 31, 2003. Accounts payable and accrued expenses at December 31, 2004 were $919,890 as compared to $1,162,900 at December 31, 2003. During the fiscal year ended December 31, 2004,


Arete Industries, Inc.             Page 9                 Form 10-KSB 12/31/2004
liabilities were reduced by $251,146 including $54,054 from extinguishment of debt and $232,250 in payment of accrued wages to the CEO with common stock. The operating losses from continuing operations of $977,037 and extinguishment of debt of $54,054 resulted in a net loss of $922,983 contributing to the accumulated deficit as of December 31, 2004 of $12,523,565, as compared to an accumulated deficit as of December 31, 2003 of $11,600,582. (See: Note 1 to Financial Statements.)

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, had, as of December 31, 2003, left an obligation of trade payables of $54,055 and $58,230 in unpaid payroll taxes, and as of December 31, 2004, all $54,055 of the trade payables were reclassified as extinguished. During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At December 31, 2004, the remaining liabilities of this subsidiary were $91,077 in trade payables and $79,351 in unpaid payroll taxes. As of December 31, 2004, the consolidated entity owes $289,363 in unpaid payroll taxes of which $151,782 applies specifically to the parent company for periods through the fourth quarter of 2001. (See: Notes 1 and 2 to Financial Statements.)

During the fiscal year ended December 31, 2004, the Company continued to rely upon infusions of cash from exercise of stock options, loans and cash advances by officers, directors and affiliates of the Company. During the fiscal year ended December 31, 2004, the Company paid prior period accrued salary and converted a previous settlement agreement with the CEO valued at $405,000 into 25,000,000 shares unregistered common stock; paid $223,750 in compensation to officers and directors with 20,140,947 shares of common stock and $344,673 to consultants and professionals with 21,861,495 shares of common stock; received $60,000 in cash from an unrelated party in exercise of stock options, received $19,000 in cash on exercise of stock options by officers and directors; and booked an expense of $20,858 (net of $5,562 credited on cancellation of 1,000,000 share option) in value of stock options granted to consultants using the Black-Sholes option pricing model. As of December 31, 2004, executive salaries and bonuses of $286,624 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members together with a note receivable for exercise of a stock option of $4,000 from a third party for a total of $ 222,830.

Results of operations

As stated above, at the beginning of the third quarter of fiscal 2003, the Company discontinued former operations and set about pursuing a new business plan in the energy industry as a development stage entity and reported results of continuing operations and of discontinued operations separately for the current fiscal year and for fiscal 2003. (See: Note 1 to Financial Statements.)

The Company had no revenues from operations for the fiscal year ended December 31, 2004 nor for fiscal year ended December 31, 2003. Net loss from continuing operations for the fiscal year ended December 31, 2004 was $977,037 as compared to a net loss from continuing operations of $463,041 for the fiscal year ended December 31, 2003. The net loss from discontinued operations for the fiscal year ended December 31, 2003 was $383,374. The extinguishment of debt of $123,141 offset other losses in fiscal year ended December 31, 2003. This resulted in an aggregate net loss for the fiscal year ended December 31, 2003 of $723,274. The increase in net loss during the fiscal year ended December 31, 2004 over the prior year of $199,709 is largely due to compensation to officers, directors, professionals and consultants.


Arete Industries, Inc.             Page 10                Form 10-KSB 12/31/2004

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

Liquidity and Capital Resources

The Company had a working capital deficit as of December 31, 2004 of $938,856. This compares to a working capital deficit of $1,104,774 in the fiscal year ended December 31, 2003. During the 12-month period ended December 31, 2004 an aggregate of 100,453,142 shares of common stock were issued for aggregate consideration of $1,406,937, (avg. $0.014 per share) and recorded $20,858 in value of stock options granted to consultants. This compares to the 12-month period ended December 31, 2003 in which an aggregate of 48,193,045 shares of common stock were issued for aggregate consideration of $759,469 (avg. $0.0158 per share), recorded $31,647 in value of stock options granted to consultants, and the Company issued 1,458 shares of Series 2 Convertible Preferred Stock at face value of $14,575.

The Company had a stockholder's deficit at December 31, 2004 of $934,887. This is compared to stockholder's deficit at December 31, 2003 of $1,103,685. The stockholder's deficit decreased due to the Company's net operating loss offset by the exercise of stock options for cash and an increase in payments for services with common stock.

At December 31, 2004, the Company had no material commitments for capital expenditures.

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

During the second quarter of 2002, the Company reduced the number of outstanding common shares (through a 1 for 20 reverse stock split) to allow it to raise new equity capital and to effect conversion and exercise of outstanding common stock options and conversion rights of preferred stock which had been reserved for issuance to insiders in exchange for their accrued cash advances, and for issuance in a private placement of $200,000 in Series 2 Convertible Preferred stock, which the Company completed on August 14, 2003. As of December 31, 2004, all outstanding shares of Convertible Preferred Stock had been converted into common stock.


Arete Industries, Inc.             Page 11                Form 10-KSB 12/31/2004

The Company relies on infusions of cash for operations from officers and directors, from deferral of salary, from services rendered for stock compensation, and from proceeds of exercise of stock options. The Company's success depends upon its ability to generate revenue from oil and gas projects in the form of management fees and equity participation in revenue streams from projects it is currently pursuing and future projects developed from its business development activities introduced by its officers, directors and consultants.
(See: Executive Compensation Tables and Notes thereto.)

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

Item 8-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 5, 2004, Causey Demgen & Moore, Inc. ("CDM") notified our audit committee that it was declining to stand for re-election as the Company's independent registered public accounting firm as of May 5, 2004. On that date the audit committee made the decision to engage Ronald R. Chadwick, PC ("Chadwick") for the fiscal year ending December 31, 2004 as our new independent registered public accounting firm, as of that date.

The change in accountants was mandated by the limitations on terms for independent registered pubic accounting firms imposed under the Federal Securities Laws, including the Sarbanes-Oxley Act. The reports of CDM on our financial statements for the years ended December 31, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principle. However, CDM's reports for the years ended December 31, 2002 and 2003 included an explanatory paragraph noting our recurring losses from operations and our requirement for additional funding, which raised doubt about our ability to continue as a going concern.

In connection with its audits of our financial statements for the years ended December 31, 2002 and 2003, there were no disagreements with CDM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CDM, would have caused it to make reference thereto in its reports.

During our two most recent fiscal years and the period from the end of the most recent fiscal year to the date of appointment of Chadwick, neither we nor anyone acting on our behalf consulted with Chadwick with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or event set forth in Items 304(a)(2)(i) and (ii) of Regulation SB.


Arete Industries, Inc.             Page 12                Form 10-KSB 12/31/2004

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control persons:
         Compliance with Section 16(a) of the Exchange Act.

(a) Officers and Directors
--------------------------

Thomas P. Raabe (51) Chairman and CEO
---------------
Mr. Raabe has served as Chief Executive Officer and a Director of the Company since May 1, 1998. Mr. Raabe formerly served as special securities and business counsel on specific projects from time to time for the Company since approximately 1994. Mr. Raabe has 18 years experience as an entrepreneurial attorney and business consultant, practicing law in Colorado and representing corporate clients in complex situations across the nation. As a solo practitioner, Mr. Raabe has specialized in securities transactions and compliance, entity formation and governance, business reorganizations, mergers and acquisitions, and technology protection and exploitation. Mr. Raabe has been a founder, director and/or counsel for a number of start-up and development stage companies including robotics, high technology, durable medical equipment, advanced composites, optics, engineering, film entertainment and most recently, outdoor and extreme sports ventures. Mr. Raabe has been involved as special counsel for a number of public and private companies with the responsibility to design and execute corporate finance transactions, turn-arounds and capital restructuring projects and corporate securities compliance for several Securities Exchange Act reporting companies. Prior to joining the Company as CEO in May of 1998, Mr. Raabe entered into a letter of intent with the Company to acquire an entity he controlled to pursue acquisitions of outdoor sports businesses through his contacts. In February 1998, a press release was issued concerning this transaction and a potential acquisition candidate, which was later made subject of an enforcement action against the Company by the Commission. This action has been settled as of October 2001 in which Mr. Raabe and the Company agreed to consent to imposition of an administrative order against them, without Mr. Raabe or the Company admitting or denying the findings of fact contained therein, and without the imposition of any financial or other sanctions against them, to cease and desist from committing or causing any violations and any future violations of Sections 10(b), 15d-1 and 15d-3 of the Exchange Act and Rules 10b-5, 15d-1 and 15d-13, thereunder. Mr. Raabe received his undergraduate degree in political science from the University of Denver and his Juris Doctorate from the University of Denver, College of Law, in 1981. In addition, Mr. Raabe pursued a graduate degree in Mineral Economics jointly with his law degree and completed three semesters graduate course work and comprehensive examinations toward a doctorate degree from the Colorado School of Mines.

William W. Stewart  (43) Director.
------------------

Mr. Stewart joined the board of directors on December 19, 2001 at the time the Company entered into a Letter of Intent with Mr. Stewart to form a subsidiary corporation to pursue acquisition and management of minor league sports franchises. From December, 2001 until August, 2002, Mr. Stewart ran the operations and directed the business plan of Eagle Capital Funding Corp. (Eagle Capital) to pursue capital funding projects, In addition to serving as an outside director, Mr. Stewart provides consulting services to the Company relating to corporate finance, mergers and acquisitions. (See - Certain Transactions with Management and Others). From 1986 to 1994, Mr. Stewart worked


Arete Industries, Inc.             Page 13                Form 10-KSB 12/31/2004
in the brokerage industry as an NASD licensed registered representative. He started his career with Boettcher and Company of Denver, Colorado and left the Principal Financial Group of Denver, Colorado in 1994 to open his own small-cap investment firm, S.W. Gordon Capital, Inc., where he has been its president since 1994 to the present. He has consulted with many small companies, both public and private, on capital formation and mergers and acquisitions. Mr. Stewart formerly served as CEO and is an owner of Larimer County Sports, LLC, a Colorado Limited Liability Company, which owns the Colorado Eagles Hockey Club a minor league professional hockey franchise in northern Colorado. Mr. Stewart was born in The Pas, Manitoba, Canada. Mr. Stewart attended the University of Denver on a full athletic scholarship where he played hockey from 1979 to 1983 as right wing and served as assistant captain during his senior year. Mr. Stewart graduated with a BS, Business Administration from the University of Denver in 1983, with honors as a Student Athlete.

Donald W. Prosser (54) Director.
-----------------

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

From 1997 to 1999, Mr. Prosser served as CFO and Director for Chartwell International, Inc, a public company publishing high school athletic information and providing athletic recruiting services. From 1999 to 2000, he served as CFO and Director for Anything Internet, Inc. and from 2000 to 2001, served as CFO and Director for its successor, Inform Worldwide Holdings, Inc., which is a publicly traded company. From 2001 to the present, Mr. Prosser serves as CFO and Director for Net Commerce, Inc, a public company selling internet services. Since November 2002 through the present, Mr. Prosser serves as a director and CFO of VCG Holding Corp., a public company engaged in the business of acquiring, owning and operating nightclubs, which provide premium quality entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. His accounting firm performs accounting service for VCG Holding Corp.

Mr. Prosser has been a Certified Public Accountant since 1975, and is licensed in the state of Colorado. Mr. Prosser attended the University of Colorado from 1970 to 1971 and Western State College of Colorado from 1972 to 1975, where he earned a Bachelor's degree in both accounting and history (1973) and a Masters degree in accounting - income taxation (1975).


Charles L. Gamber  (54) Director.
-----------------

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


Arete Industries, Inc.             Page 14                Form 10-KSB 12/31/2004

Mr. Gamber has 14 years of sales and service experience in the restaurant industry. He has owned and operated All America Auto Transport of Colorado for 6 years, and was with Toyota Motor Distributors for 5 years, leaving them as a District Sales Manager to pursue his own interests.

Mr. Gamber received a bachelors degree in Business Administration from Western State College in 1973. John R. Herzog (61) Director.
Mr. Herzog joined the Company's Board of Directors in September of 2003, serving as independent Director, and as a member of the Company's Audit, Policy, Nomination and Compensation Committees. He brings a depth of concrete practical and entrepreneurial experience in business start-ups, turn-arounds, technology oriented business and technology development projects.

From 1998 to 2000, Mr. Herzog served as Director of Billing Services for Eglobe, Inc., where he managed daily operations, conversion of the billing system, and generated an additional $1 million per year of revenue for this company.

From 2000 to 2001, he served as director of IT for Anything Internet, Inc., a public company.

Since 2001, Mr. Herzog has been President of Business Information Systems, Inc., developing applications, consulting on software development, business systems, and programming.

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


Arete Industries, Inc.             Page 15                Form 10-KSB 12/31/2004

Item 10 - Executive Compensation

Summary Compensation Table
--------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three completed fiscal years, and have been adjusted to reflect a reverse stock split of 20 to 1 effective July 15, 2002:

    =======================================================================================================================
                                                  SUMMARY COMPENSATION TABLE
    -----------------------------------------------------------------------------------------------------------------------
                                                                                Long Term Compensation
    -------------- ------------ -------------- ---------- --------------- ------------------------------------ ------------
                                          Annual Compensation                      Awards            Payouts
    -------------- ------------ ----------------------------------------- ------------------------- ---------- ------------
         (a)           (b)           (c)           (d)          (e)          (f)          (g)          (h)         (i)
    -------------- ------------ -------------- ------------ ------------- ----------- ------------- ---------- ------------
    Name and       Year or                                     Other      Restricted                            All Other
    Principal      Period             $             $          Annual     Stock         Option/     LTIP       Compensation
    Position       Ended           Salary         Bonus     Compensation  Awards        SAR's      Payouts        ($)
                                                                             ($)          (#)        ($)
    -------------- ------------ -------------- ------------ ------------- ----------- ------------- ---------- ------------
    Thomas P.      12/31/04     $180,000                                  $172,500(2)  500,000(1)
    Raabe, CEO,    12/31/03     $79,000 (1)                                           7,000,000(1)
    Chairman       12/31/02     $86,000 (1)
    -------------- ------------ -------------- ------------ ------------- ----------- ------------- ---------- ------------
    =======================================================================================================================

(1) During 2002, Mr. Raabe forgave $75,000 in accrued salary for previous periods, accrued $60,000 in salary for the first two quarters of 2002 and was paid $26,000 in the form of 2,000,000 shares of common stock. After accruing the first two period's salary in 2002, Mr. Raabe discontinued accrual of his salary until the third quarter of 2003. During 2003, Mr. Raabe's employment arrangement was converted to an independent contractor agreement and was awarded an annual consulting fee of $180,000. He was paid $79,000 of this consulting fee in common stock plus was granted stock options to purchase 1,000.000 common shares for $16,500, 1,000,000 common shares for $15,500 and 5,000,000 common shares for $50,000, of which 2,000,000 shares were purchased during the Fourth Quarter of 2003 for $20,000 in cash and 2,000,000 stock options expired at the end of the first quarter of 2005. Mr. Raabe received $150,000 in registered common stock and accrued $30,000 in salary for 2004. He was granted stock options for 500,000 common shares during 2004. (See: Certain Transactions with Management and Others).

(2) In March of 2004, Mr. Raabe received additional compensation of $172,500 in the form of restricted common shares in a settlement with the Company resolving accrued salary of $232,250 for previous periods and a preferential claim to future stock dividends for stock valued at $75,000 for a total of 25,000,000 restricted shares valued at $0.0192 per share. (See Certain Transactions with Management and Others.)

Option/SAR Grants Table
-----------------------

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

                   (a)                    (b)                    (c)                (d)                (e)
                                        Number of            % of Total
                                        Securites            Options/SAR's
                                        Underlying           Granted to
                   Name               Options/SAR's     Employees in Fiscal   Exercise or Base
                                       Granted (#)              Year            Price ($/Sh)      Expiration Date
        =========================== =================== ===================== ================== =================
           Thomas P. Raabe (1)           500,000              100% (1)             $0.006            9/22/06

        --------------------------- ------------------- --------------------- ------------------ -----------------

(1) At the time of grant the exercise price exceeded the market price for the underlying common shares by 10%. The four outside directors received stock options during fiscal 2004 as part of their regular compensation, but have not been included in this calculation. See: Compensation of Directors, below.


Arete Industries, Inc.             Page 16                Form 10-KSB 12/31/2004

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.
---------------------------------------------------------------------------

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values
   ==================== ================= ====================== ========================== ==========================
           (a)                  (b)                (c)                       (d)                        (e)
                                                                         Number of
                                                                         Securities
                                                                          Value of
                                                                         Unexercised
                                                                   Underlying Unexercised         In-the-Money
                                                                       Options/SAR's at       Options/SAR's at FY-End
                        Shares Acquired                                    FY-End (#)                   ($)(1)
                        on Exercise (#)                                Exercisable/               Exercisable/
          Name                             Value Realized ($)          Unexercisable              Unexercisable
   ==================== ================= ====================== ========================== ==========================
     Thomas P. Raabe           0                   $ -                   3,300,000                   $1,860
   ==================== ================= ====================== ========================== =========================

(1) Value determined at closing trade on 12/31/04 of $0.0062/share for 300,000 options exercisable at $0.006 per share. The 3,000,000 stock options were out of the money as of 12/31/04.

Compensation of Directors. Until the three outside directors were appointed immediately prior to the close of the third quarter of 2003, there have been no standard arrangements relating to compensation of directors for services provided as directors. From the third quarter of 2003 through the second quarter of 2004 the Company enacted a policy to pay the outside directors 125,000 registered common shares per fiscal quarter coupled with stock options to purchase 250,000 at the current trading price on the date of grant, which is typically done in the last two weeks of the current quarter for compensation grants in the following quarter. During the third quarter of 2004 this compensation was increased to 250,000 common shares and 500,000 common stock options per quarter per outside director. During the first quarter of 2005, the board passed a resolution to pay a director an additional 250,000 common shares per quarter commencing the first quarter of the 2004 fiscal year for services as Audit Committee Chairman and Financial Expert. The directors are compensated for consulting services and may be reimbursed for their expenses in attending formal meetings of the board of directors. (See: Certain Transactions with Management and Others).

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

Employment Contracts of Executives with Company. Mr. Raabe has an employment contract with the Company, executed in November of 1998 and renewed as amended by board minutes dated October 15, 2003 which provides that the agreement is amended to read an independent contractor agreement, with a base annual gross consulting fee of $180,000 per year, plus standard employee benefits, reimbursement of business expenses including providing office, phone, secretarial assistance and other operating support. The term of the agreement is two years from this date or any renewal date. The agreement automatically renews for a successive two-year period on each anniversary date. The agreement provides that accrued and unpaid salary or incentive pay can be taken in the form of any available Series of Class A Preferred Stock, common stock and/or notes convertible into Preferred or common stock. The agreement further provides


Arete Industries, Inc.             Page 17                Form 10-KSB 12/31/2004
for incentive and performance based compensation subject to good faith negotiation with the board of directors. The agreement incorporates certain terms of a change in control agreement signed by the Company in 1998, which provides that Mr. Raabe will be paid success fees for closing transactions which either provide assets, revenue or relationships of substantial value to the Company, based on a modified Lehman's formula, or some other mutually agreeable formula. Termination without cause prior to the termination of the agreement, results in vesting of all contingent benefits, stock options and mandates severance pay in the amount of unpaid, unaccrued salary/consulting fees remaining under the full unexpired term of the agreement. As of April 2, 2005, this agreement has been terminated and Mr. Raabe's consulting arrangement with the Company will be negotiated on a quarter by quarter basis with the outside board members.

Contractual Arrangements Regarding Changes in Control. There are no arrangements known to management, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in the control of the Company. Pursuant to terms of the Class A Preferred, under certain conditions of default, holders of a Series of the Class A Preferred entitled by virtue of the Company's default of such provision, may call a special shareholders' meeting and remove the board of directors, appoint a new board of directors, a receiver or a trustee until such time as such defaults are cured or remedied. No shares of the Class A Preferred Stock are currently outstanding.


Arete Industries, Inc.             Page 18                Form 10-KSB 12/31/2004

Item 11 - Security Ownership of Certain Beneficial Owners and Management.


Stock Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of April 14, 2005.


                    Certain Beneficial Owners of More than 5%
       ----------------------- -------------------------------- ------------------------- ----------------------------
                (1)                          (2)                          (3)                         (4)
       ----------------------- -------------------------------- ------------------------- ----------------------------
       Title of Class          Name and Address of Beneficial   Amount and Nature of           Percent of Class
                               Owner                            Beneficial Ownership
       ----------------------- -------------------------------- ------------------------- ----------------------------
       None(1)
       ----------------------- -------------------------------- ------------------------- ----------------------------

(1) During 2004, two affiliated companies converted all of their shares of Series 2 Convertible Preferred Stock into Common Stock of the Company and made liquidating distributions of the converted shares to their respective members. With the exception of the CEO and certain affiliates of the CEO, none of the recipients of such shares constitutes a group, nor otherwise controls 5% or more of the outstanding common stock of the Company.


Security Ownership of Management
----------------------- ------------------------------- --------------------------- ---------------------------
         (1)                         (2)                           (3)                         (4)
----------------------- ------------------------------- --------------------------- ---------------------------
Title of Class          Name and Address of             Amount and Nature of           Percent of Class(1)
                        Beneficial Owner                Beneficial Ownership(1)
----------------------- ------------------------------- --------------------------- ---------------------------
                        Directors and Executive
                        Officers
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Thomas P. Raabe                 Direct:
                        Director/CEO                    41,644,235
                        c/o 7102 La Vista Place,        Indirect:                           20.6% (1)
                        Suite 100, Niwot, Colorado      3,748,224
                        80503                           Total:
                                                        45,392,459(1)

----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            William W. Stewart              Direct:                              3.8% (2)
                        Director/Secretary              8,291,666 (2)
                        c/o 7102 La Vista Place,
                        Suite 100 Niwot, Colorado
                        80503
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Donald W Prosser                Direct:                              5.8% (3)
                        Director                        12,548,000 (3)
                        c/o 7102 La Vista Place,
                        Suite 100 Niwot, Colorado
                        80503
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Charles L. Gamber               Direct:                              2.7% (4)
                        Director                        5,900,000 (4)
                        c/o 7102 La Vista Place,
                        Suite 100, Niwot, Colorado
                        80503
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            John R. Herzog                  Direct                               2.1% (5)
                        Director                        4,591,160 (5)
                        c/o 7102 La Vista Place,
                        Suite 100, Niwot, Colorado
                        80503
----------------------- ------------------------------- --------------------------- ---------------------------
Common Stock            Directors and Executive         Total:                              33.97% (6)
                        Officers as a Group             76,723,285   (6)
----------------------- ------------------------------- --------------------------- ---------------------------

(1) Includes Directly Owned 37,344,235 common shares, plus 3,748,224 indirectly owned, 4,300,000 common shares issuable on exercise of common stock options, which the Beneficial Owner has the right to acquire within 60 days. Percentage calculated based on 220,509,867 total common shares including 216,209,867 common shares outstanding plus 4,300,000 common shares issuable on exercise of stock options which the Beneficial Owner has the right to acquire within 60 days.


Arete Industries, Inc.             Page 19                Form 10-KSB 12/31/2004

(2) Includes Directly Owned of 7,041,666 shares plus 1,250,000 common shares issuable on exercise of common stock options, which the Beneficial Owner has the right to acquire within 60 days. Percentage based on 217,459,867 total shares including 216,209,867 currently outstanding plus 1,250,000 common shares issuable on exercise of stock options, which the Beneficial Owner has the right to acquire within 60 days.

(3) Includes Directly Owned of 11,173,000 shares plus 1,375,000 common shares issuable on exercise of common stock options which the Beneficial Owner has the right to acquire within 60 days. Percentage based on 217,584,867 total shares including 216,209,867 currently outstanding plus 1,375,000 common shares issuable on exercise of stock options, which the Beneficial Owner has the right to acquire within 60 days.

(4) Includes Directly Owned of 4,525,000 shares plus 1,375,000 common shares issuable on exercise of common stock options which the Beneficial Owner has the right to acquire within 60 days. Percentage based on 217,584,867 total shares including 216,209,867 currently outstanding plus 1,375,000 common shares issuable on exercise of stock options, which the Beneficial Owner has the right to acquire within 60 days.

(5) Includes Directly Owned of 3,091,160 common shares, plus 1,500,000 common shares issuable on exercise of common stock options, which the Beneficial Owner has the right to acquire within 60 days; Percentage calculated based on 217,709,867 total shares including 216,209,867 common shares outstanding plus 1,500,000 common shares issuable on exercise of stock options which the Beneficial Owner has the right to acquire within 60 days.

(6) Includes Directly Owned of 66,923,285 common shares, plus 9,800,000 common shares issuance on exercise of stock options, which the Beneficial Owner has the right to acquire within 60 days. Percentage calculated based on 226,009,867 total shares including 216,209,867 common shares outstanding plus 9,800,000 common shares issuable on exercise of stock options which the Beneficial Owner has the right to acquire within 60 days

Item 12 - Certain Relationships and Related Transactions.

Transactions with Management and Others
During the fiscal years ended December 31, 2003 and December 31, 2004, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to
Item 10 of this Report, Executive Compensation, and Item 11, Security Ownership of Certain Beneficial Owners and Management which are incorporated herein by reference. (See also: Note 5, Notes to Audited Financial Statements.)

As of December 31, 2002, the CEO was owed $27,532 in Accrued cash advances $15,000 of which was applied to the exercise price of an outstanding common stock option in 2003. During 2003, the CEO advanced an additional $3,227 in cash and advances to the Company, of which $4,186 was repaid during 2003 leaving $11,573 as of December 31, 2003 unpaid. During 2004, the CEO was repaid $8,136 leaving a balance of $3,437.

During the third quarter of 2003 one of the Company's then three directors resigned and 4,000,000 options to purchase common stock granted to him during 2002 and 2003 were cancelled. At the same time, 3,000,000 options granted to another director during 2002 and 2003 were also cancelled.

Also, during the third quarter of 2003, and 2004, the Company adopted its 2003 and its 2004 Omnibus Stock Option and Incentive Stock Compensation Plans, respectively. These plans contained open and designated grants for members of the board, officers, and consultants. These Plans, including such designated grants have been previously filed as exhibits to the Company's periodic reports and are incorporated herein by reference. Grants under these Plans, exercises of stock options and grants of and purchases under the compensatory stock purchase plans in such Plans, are listed in the Notes to Financial Statements, and incorporated herein by reference.
(See: Note 5, Notes to Financial Statements.)


Arete Industries, Inc.             Page 20                Form 10-KSB 12/31/2004

Upon engagement of three new outside directors in September of 2003, the Company adopted a special compensation plan under the Company's 2003 Omnibus Plan for the outside directors, providing for quarterly compensation of 125,000 registered shares of common stock and 250,000 common stock options priced at the then market value for the Company's common stock on a quarterly basis for each quarter in which they served as directors of the Company. Compensatory Stock payments and Stock Options under this program have been granted at the beginning of each fiscal quarter, priced at the closing bid for the common stock the last trading date before the date of grant. At the end of the Second Quarter of 2004, this plan was amended to pay 250,000 registered shares of common stock and 500,000 common stock options per quarter. Subsequent to the end of the fiscal year ended December 31, 2004, the Company paid a director an additional 250,000 common shares per quarter for the entire 2004 fiscal year for the first quarter of fiscal year 2005 for services as chairman of the audit committee. Additionally, subsequent to the end of the Fiscal Year ended December 31, 2004, the board adopted a policy to price the compensation shares at 110% the closing price on the last trading date before grant, and the exercise price of Stock Options at 100% of the closing price on such date. (See: Note 5, Notes to Financial Statements.)

The 2003 and 2004 Omnibus Plans are scheduled for shareholder approval at the Company's next regular or a special shareholders meeting to be scheduled.

In April 2002, two officers of the Company cancelled $344,000 in accrued wages owed by the Company in exchange for the right to receive in the aggregate 12% of the total future stock dividend distribution by the Company from the first four companies that it spins off to its shareholders in a registered stock dividend and/or a registered rights offering. During the first quarter of 2004, the CEO agreed to settle $232,500 in accrued salary and bonus outstanding for the 2000, 2001 and 2002 fiscal years, and cancel a special 3% dividend preference which he acquired in a prior period for cancellation of $75,000 in salary accrued in 2002, for issuance of 25,000,000 restricted common shares valued at $480,000 based on the closing bid for the shares on the date of issuance.

On May 31, 2002, $160,014 of Notes Payable to an entity owned by the CEO were converted into 16,001 shares of Series 1 Convertible Preferred Stock, and during the first quarter of 2004, such Series 1 Convertible Preferred Shares were converted into 8,000,700 shares of common stock, of which 5,000,000 shares were distributed to adult family members of the CEO for which the CEO disclaims beneficial ownership.

During the Third quarter of 2003, a subscription for Series 2 Preferred Stock in a private placement conducted in prior years, was completed by a related company in the amount of $100,000. During the fourth quarter of fiscal year 2003, 1,000 shares of Series 2 Preferred were transferred to two affiliates of the Company and 800 of those shares were used to purchase 3,000,000 shares of common stock on exercise of certain of their incentive stock options. During the first quarter of 2004, the affiliate of the related company converted 4,050 shares of the Series 2 Preferred to 4,050,000 shares of common stock and distributed them to certain owners of such affiliate of the related company. During the Fourth Quarter of 2004, the related company converted the remaining 15,150 Series 2 Preferred Shares into 15,150,000 common shares, and distributed all its assets including these shares to its remaining owners including the CEO and a director. In this distribution, all 15,150,000 common shares were distributed to an affiliate of the CEO, which distributed certain shares to several adult family members of the CEO of which the CEO disclaims beneficial ownership and certain of these shares were transferred into an affiliate of the CEO; and 3,000,000 common shares were distributed to the other director.


Arete Industries, Inc.             Page 21                Form 10-KSB 12/31/2004

During the Fourth Quarter of 2004, and officer and director was granted and exercised a compensatory stock option for 1,000,000 shares for $0.005 per share, or $5,000. Also during the Fourth Quarter, the CEO agreed to accrue his monthly consulting fees for six months from November, 2004 through April, 2005. Subsequent to the fiscal year ended December 31, 2004, the CEO accepted a promissory note from the Company for 4 months accrued consulting fees in the amount of $60,000 with simple interest at 8% per annum, due on or after July 1, 2005 plus a grant of 10,000,000 common shares for specified consulting services from March, 2005 through June 30, 2005. The CEO has the right to convert the promissory note plus interest into registered common stock at $0.01 per share, in the event that the Company does not pay the note in cash after the due date.

In the fourth quarter of the fiscal year ended December 31, 2004, the Company formed a wholly owned subsidiary named Colorado Oil and Gas, Inc., a Colorado corporation for the purpose of acquiring domestic oil and gas properties, in particular producing properties with the potential for drilling additional wells. The Company contemplated that this new subsidiary would be operated by three of the Company's current outside directors, who would act as officers and directors, and would be charged with the daily operations, development of business opportunities, and would upon successfully identifying and contracting with a suitable acquisition candidate, obtain an equity position in such subsidiary, with a view of gaining the Company's assistance in becoming a publicly traded company through a rights offering or dividend spin-off of securities to the Company's shareholders. As of the end of the current fiscal year, certain nominal funds had been advanced by these directors to the subsidiary, several prospects were evaluated and oil and gas engineering consulting services obtained. Subsequent to the end of the current fiscal year, a specific prospect has been identified and negotiations pursued to the point that the parties are engaging in final due diligence and the drafting of formal legal documents. It is anticipated that formal capitalization and other post-incorporation actions will be taken in the very near future in which these directors will purchase equity in the subsidiary, and begin the process of formation and funding of the proposed venture, of which there can be no assurance. The value or the extent of ownership granted to these directors has not been determined at the date of this Report.


Arete Industries, Inc.             Page 22                Form 10-KSB 12/31/2004

Item 13 - Exhibits


Exhibit No.                  Description                                Ref. No.
--------------------------------------------------------------------------------

EX-3.1         Restated Articles of Incorporation with Amendments
               adopted by shareholders on September 1, 1998.                1

EX-3.2         Bylaws adopted by the Board of Directors on
               October 1, 1998.                                             1

EX-4.1         Designation of Class A Preferred Stock dated
               February 26, 2001                                            1

EX-4.2         Designation of Series 1 Convertible Preferred
               Adopted November 19, 2001                                    1

EX-4.3         Designation of Series 2 Convertible Preferred
               Adopted December 19, 2001.                                   1

EX-10.1        2003 Omnibus Incentive Stock Compensation Plan
               Adopted, August 21, 2003                                     2

EX-10.2        2004 Omnibus Incentive Stock Compensation Plan
               Adopted, August 4, 2004                                      3

EX-21          Subsidiaries of the Registrant                               4

EX-23          Consents of Experts and Counsel

EX-23.1        Consent of Causey Demgen & Moore, Inc.                       4

EX-23.2        Consent of Ronald R. Chadwick, PC                            4

EX-31          Certification of CEO and CFO Pursuant to
               18 U.S.C, Section 7241, as adopted
               and Section 302 of the Sarbanes-Oxley Act of 2002.           4

EX-32          Certification of CEO and CFO Pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.               4


Arete Industries, Inc.             Page 23                Form 10-KSB 12/31/2004

Notes to Exhibits:

1. These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein.

2. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-KSB filed on September 4, 2003.

3. These documents and related exhibits have been previously filed under the Company's periodic reports for periods ended during the fiscal year 12/31/04 and are incorporated herein by reference.

4. Attached to this report on Form 10-KSB as Exhibits and incorporated herein by reference.


Arete Industries, Inc.             Page 24                Form 10-KSB 12/31/2004

Item 14.  - Principal Accountant Fees and Services.

The following relate to aggregate fees billed for the last two fiscal years by the Company's principal accountants concerning the Company's: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the

1. Audit Fees. $22,194

2. Audit-Related Fees. $-0- 3. Tax Fees. $-0- 4. All Other Fees. $2,910 Reading of the Form S-8, subsequent events procedures and form 8-K.

5. (i) The Company's Audit Committee's pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:

Audit Committee Pre-Approval Policies and Procedures

     As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Causey Demgen & Moore, Inc. in 2003 and Ronald R. Chadwick in 2004 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors' services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

     The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. All requests for services to be provided by the independent auditor, which must include a description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent auditor that the request or application is consistent with the SEC's rules on auditor independence, to the Audit Committee (or its chair or any of its other members pursuant to delegated authority) for approval.

         (ii) 100 per cent of the fees billed by the principal accountant were approved by the Audit Committee (described in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X).

6. The percentage (if over 50%) of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year done by persons other than the principal accountant's full-time, permanent employees, was: Not applicable


Arete Industries, Inc.             Page 25                Form 10-KSB 12/31/2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this first amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARETE INDUSTRIES, INC.

Date: April 14, 2004               By:     /s/ THOMAS P. RAABE
                                           -------------------------------------
                                           Thomas P. Raabe,
                                           President, Chief Executive Officer,
                                           acting Chief Financial and Accounting
                                           Officer, and Chairman of the Board
                                           of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                            ARETE INDUSTRIES, INC.

Date: April 14, 2004                By:     /s/ THOMAS P. RAABE
                                            ------------------------------------
                                            Thomas P. Raabe Board Member

Date: April 14, 2004                By:     /s/ WILLIAM W. STEWART
                                            ------------------------------------
                                            William W. Stewart Board Member

Date: April 14, 2004                By:     /s/ DONALD W. PROSSER
                                            ------------------------------------
                                            Donald W. Prosser Board Member

Date: April 14, 2004                By:     /s/ CHARLES L. GAMBER
                                            ------------------------------------
                                            Charles L. Gamber Board Member

Date: April 14, 2004                By:     /s/ JOHN R. HERZOG
                                            ------------------------------------
                                            John R. Herzog Board Member


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

For information forwarded to shareholders of the Company during the period covered by this Report, see the Exhibit Index of this Report. As of the date of this report no annual report for the fiscal year ended December 31, 2004 or proxy material for the 2005 annual shareholders meeting has been sent to security holders. Registrant intends to send proxy information to its security holders for its regular Annual Meeting to be scheduled shortly, but does not intend to send an annual report with such materials. Registrant undertakes to forward any annual report or proxy material delivered to securities holders to the Securities and Exchange Commission on the date such information is forwarded to stockholders.

Arete Industries, Inc.             Page 26                Form 10-KSB 12/31/2004

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES

                          (A Development Stage Entity)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2004

                                      WITH
            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)


                                      INDEX


                                                                       Page No.
                                                                       --------

Reports of Independent Registered Public Accounting Firms                F-1

Consolidated Financial Statements:

Consolidated Balance Sheet - December 31, 2003 and 2004                  F-3

Consolidated Statement of Operations - For the years ended
   December 31, 2003 and 2004 and from inception (August
   1, 2003) to December 31, 2004                                         F-4

Consolidated Statement of Stockholders' Deficit - For
   the years ended December 31, 2003 and 2004                            F-5

Consolidated Statement of Cash Flows - For the years
   ended December 31, 2003 and 2004 and from inception
   (August 1, 2003) to December 31, 2004                                 F-7

Notes to Consolidated Financial Statements                               F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


     To the Board of Directors
     Arete Industries, Inc.
     Boulder, Colorado

     I have audited the accompanying consolidated balance sheet of Arete Industries, Inc. and Subsidiaries (a development stage entity) as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The Company's financial statements as of and for the year ended December 31, 2003, and for the period from inception of the development stage (August 1, 2003) through December 31, 2003 were audited by other auditors whose report, dated April 1, 2004, included an explanatory paragraph describing going concern issues as discussed in Note 1 to the financial statements. The financial statements for the period from inception of the development stage (August 1, 2003) through December 31, 2003 reflect a net loss applicable to common stockholders of $463,041 of the related total. The other auditors' report has been furnished to me, and in my opinion, insofar as it relates to the amounts for such prior period, is based solely on the report of such other auditors.

     I conducted my audit in accordance with the audit standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arete Industries, Inc. and Subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

     April 11, 2005                            /s/ Ronald R. Chadwick, P.C.
     Aurora, Colorado                          ------------------------------
                                               RONALD R. CHADWICK, P.C.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     To the Board of Directors
     Arete Industries, Inc.
     Boulder, Colorado


     We have audited the consolidated balance sheet of Arete Industries, Inc. and Subsidiaries (a development stage entity) as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the audit standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arete Industries, Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                                                /s/ CAUSEY DEMGEN & MOORE INC.
     Denver, Colorado                           -------------------------------
     April 1, 2004                                  CAUSEY DEMGEN & MOORE INC.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2003 and 2004


                                     ASSETS

                                                                  2003            2004
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $     25,345    $        121
    Accrued interest receivable                                     37,761            --
    Inventory and molds held for disposal (Note 1)                  25,243            --
    Prepaid expenses                                                  --             3,000
                                                              ------------    ------------
      Total current assets                                          88,349           3,121
Furniture and equipment, at cost net of accumulated
    depreciation of $13,511(2003) and $19,672 (2004)                 1,089           3,969

                                                              $     89,438    $      7,090
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 2)                                 $    288,059    $    262,019
    Accrued expenses                                               585,478         368,508
    Accrued payroll taxes (Note 2)                                 289,363         289,363
    Settlement due                                                  18,650          18,650
    Notes payable - related parties (Note 3)                        11,573           3,437
                                                              ------------    ------------
      Total current liabilities                                  1,193,123         941,977

Commitments and contingencies (Notes 1, 2,3,7 and 8)

Stockholders' deficit (Notes 4 and 5):
    Convertible Class A preferred stock; $10 face value,
      1,000,000 shares authorized:
        Series 1, 30,000 shares authorized, 16,001 (2003)
          and 0 (2004)shares issued and outstanding                160,014            --
        Series 2, 25,000 shares authorized,19,200 (2003)
          and 0 (2004) shares issued and outstanding               192,000            --
    Common stock, no par value; 499,000,000 shares
      authorized, 82,592,626 (2003) and 183,045,768 (2004)
      shares issued and outstanding                             10,383,703      11,811,498
    Accumulated deficit (including $1,309,891 accumulated
      during the development stage)                            (11,600,582)    (12,523,565)
    Notes receivable from sale of stock                           (238,820)       (222,820)
                                                              ------------    ------------
      Total stockholders' deficit                               (1,103,685)       (934,887)
                                                              ------------    ------------
                                                              $     89,438    $      7,090
                                                              ============    ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the years ended December 31, 2003 and 2004
            and from inception (August 1, 2003) to December 31, 2004

                                                                                                       Inception to
                                                                        2003             2004        December 31, 2004
                                                                    -------------    -------------    -------------
Operating expenses:
   Depreciation                                                     $         384    $       2,192    $       2,576
   Rent                                                                     9,203           13,375           22,578
   Other operating expenses                                               448,094          933,046        1,381,140
                                                                    -------------    -------------    -------------
     Total operating expenses                                             457,681          948,613        1,406,294
                                                                    -------------    -------------    -------------
      Total operating loss                                               (457,681)        (948,613)      (1,406,294)

Other income (expense):
   Loss on Sale of Investments                                                           - (10,502          (10,502)
   Interest expense                                                       (18,489)         (17,922)         (36,411)
   Interest and miscellaneous income                                       13,129             --             13,129
                                                                    -------------    -------------    -------------
     Total other income (expense)                                          (5,360)         (17,922)         (33,784)
                                                                    -------------    -------------    -------------
Net loss from continuing operations                                      (463,041)        (977,037)      (1,440,078)

Net loss from discontinued operations (including loss on disposal
   of $108,673 in 2003) (Note 1)                                         (383,374)            --               --
Extingusihment of Debt (Note 2)                                           123,141           54,054           54,054
                                                                    -------------    -------------    -------------
Net loss (Note 6)                                                   $    (723,274)   $    (922,983)   $  (1,386,024)
                                                                    =============    =============    =============
Basic and diluted loss per share from continuing operations         $       (0.01)   $       (0.01)   $       (0.01)
                                                                    =============    =============    =============
Basic and diluted loss per share                                    $       (0.01)   $       (0.01)   $       (0.01)
                                                                    =============    =============    =============

Weighted average common shares outstanding                             52,600,000      144,760,000      130,000,000
                                                                    =============    =============    =============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2003 and 2004

                                                    Series 1            Series 2
                                                preferred stock     preferred stock           Common stock            Accumulated
                                                Shares    Amount    Shares   Amount       Shares        Amount        deficit
                                                ------   --------   ------   ---------    ----------   ------------   -------------
Balance, December 31, 2002                      16,001   $160,014   18,542    $185,425    34,399,581   $  9,592,587   $(10,877,308)

   Issuance of Series 2 preferred stock
    to reimburse advances made to the             --         --      1,458      14,575          --             --             --
    Company ( Note 3)

   Exercise of stock options upon
    conversion of Series 2 preferred stock
    (Note 4)                                      --         --       (800)     (8,000)    3,000,000          8,000           --

   Exercise of stock options (Note 5)             --         --       --          --       6,750,000        103,750           --

   Issuance of common stock to employees
    and consultants for services (Note 5)         --         --       --          --      37,443,045        637,719           --

   Purchase of stock by directors in connection
    with granted purchase rigts                   --         --       --          --       1,000,000         10,000           --

   Value of stock options granted to consultants
    (Note 5)                                      --         --       --          --            --           31,647           --

   Net loss for the year ended
    December 31, 2003                             --         --       --          --            --             --         (723,274)
                                                ------   --------   ------   ---------    ----------   ------------   -------------
Balance, December 31, 2003                      16,001   $160,014   19,200    $192,000    82,592,626   $ 10,383,703   $(11,600,582)
                                                ======   ========   ======   =========    ==========   ============   =============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2003 and 2004
                         (Continued from preceding page)

                         ***(SPLIT TABLE - SEE BELOW)***


                                                        Series 1               Series 2
                                                    preferred stock         preferred stock
                                                    Shares    Amount       Shares     Amount
                                                 ---------   ----------   --------   ---------
Balance, December 31, 2003                          16,001    $ 160,014     19,200   $ 192,000

   Exercise of stock options upon
    conversion of Series 1 preferred stock            --
    ( Note 3)                                      (16,001)    (160,014)      --           --

   Exercise of stock options upon
    conversion of Series 2 preferred stock
    (Note 4)                                          --           --      (19,200)   (192,000)


   Issuance of common stock to repurchase
    a portion of a future interest in stock
    distributions, payment of accrued wages
    and for services (NOTE 5)                         --           --         --          --

   Exercise of stock options (NOTE 5)                 --           --         --          --


   Issuance of common stock to employees
    and consultants for services (Note 5)             --           --         --          --

   Purchase of stock by directors in connection
    with granted purchase rigts                       --           --         --          --

   Value of stock options granted to consultants
    (Note 5)                                          --           --         --          --

   Net loss for the year ended
    December 31, 2004                                 --           --         --          --
                                                 ---------   ----------   --------   ---------
Balance, December 31, 2004                            --      $    --         --     $    --
                                                 =========   ==========   ========   =========




                        *** SPLIT TABLE - SEE ABOVE) ***


                                                        Common stock           Accumulated
                                                   Shares         Amount         deficit
                                                ------------   ------------   -------------
Balance, December 31, 2003                        82,592,626   $ 10,383,703   $(11,600,582)

   Exercise of stock options upon
    conversion of Series 1 preferred stock
    ( Note 3)                                       8,000,700        160,014

   Exercise of stock options upon
    conversion of Series 2 preferred stock
    (Note 4)                                      19,200,000        192,000           --


   Issuance of common stock to repurchase
    a portion of a future interest in stock
    distributions, payment of accrued wages
    and for services (NOTE 5)                     25,000,000        405,000           --

   Exercise of stock options (NOTE 5)              6,000,000         79,000           --


   Issuance of common stock to employees
    and consultants for services (Note 5)         42,002,442        568,423           --

   Purchase of stock by directors in connection
    with granted purchase rigts                      250,000          2,500           --

   Value of stock options granted to consultants
    (Note 5)                                            --           20,858           --

   Net loss for the year ended
    December 31, 2004                                   --             --         (922,983)
                                                ------------   ------------   -------------
Balance, December 31, 2004                       183,045,768   $ 11,811,498   $(12,523,565)
                                                ============   ============   =============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2003 and 2004
            and from inception (August 1, 2003) to December 31, 2004

                                                                                  Inception to
                                                        2003           2004     December 31, 2004
                                                    -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                         $  (723,274)   $  (922,983)   $(1,386,024)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                     19,509          2,192          2,576
       Stock  and options issued for services and
         interest on notes                              669,366        762,031      1,202,092
       Write down of assets included in loss from
         discontinued operations                        108,673           --             --
       Changes in assets and liabilities:
         Interest receivable                            (13,129)        37,761         44,325
         Inventory                                       (4,941)        25,243         25,243
         Prepaid expenses                                 2,285         (3,000)        (3,000)
         Accounts payable                              (134,638)       (26,040)       (53,251)
         Accrued expenses                                 8,747       (216,970)      (208,390)
                                                    -----------    -----------    -----------

           Total adjustments                            655,872        581,217      1,009,595
                                                    -----------    -----------    -----------

       Net cash used in operating activities            (67,402)      (341,766)      (376,429)

Cash flows from investing activities:
   Purchase of property and equipment                      --           (5,072)        (5,072)
                                                    -----------    -----------    -----------

       Net cash used in investing activities               --           (5,072)        (5,072)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock             14,575           --            6,713
   Proceeds from issuance of common stock                10,000           --           10,000
   Proceeds from exercise of stock options               83,750         81,500        125,250
   Note Receivable from sale of stock                      --           16,000         16,000
   Payment of accrued wages                                --          232,250        232,250
   Payment of note payable - related parties            (15,959)        (8,136)        (8,709)
                                                    -----------    -----------    -----------

     Net cash provided by financing activities           92,366        321,614        381,504
                                                    -----------    -----------    -----------

Net increase (decrease) in cash and cash
   equivalents                                           24,964        (25,224)             3
Cash and cash equivalents at beginning of period            381         25,345            118
                                                    -----------    -----------    -----------

Cash and cash equivalents at end of period          $    25,345    $       121    $       121
                                                    ===========    ===========    ===========

                             See accompanying notes

                          (Continued on following page)

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2003 and 2004
            and from inception (August 1, 2003) to December 31, 2004

                         (Continued from preceding page)

                                                                    Inception
                                                                        to
                                                                    December 31,
Supplemental disclosure of cash flow information:    2003    2004      2004
                                                   ------- -------  -----------

    Interest paid during the period                 $ -       $ -    $ -
                                                   ------- -------  -----------
    Income taxes paid during the period             $ -       $ -    $ -

Supplemental disclosure of non-cash investing and financing activities


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

During the year ended December 31, 2004, 15,150 shares of Series 2 preferred stock were converted into 15,150,000 common shares and 16,001 shares were converted into 8,000,700 common shares.

In addition wages to officers and directors and fees to consultants of $562,861 were paid by the issuance of common stock and the value assigned to stock options issued was $26,420.

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

1.   Summary of significant accounting policies
-----------------------------------------------

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

     Discontinued operations:

     During March 2000, the Company abandoned the direct mail and coupon business. At December 31, 2004, the remaining liabilities of this division were $58,230 in unpaid payroll taxes. For the years ended December 31, 2003 and December 31, 2004, $123,141 and $54,054, respectively, of debt were reclassified as extinguished. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At December 31, 2004, the remaining liabilities of this division were $91,077 in trade payables and $79,351 in unpaid payroll taxes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


1. Summary of significant accounting policies (continued)

     The Company's decision to pursue projects and investments in traditional oil and gas as well as the `New' alternative and renewable Energy business is an entirely new business direction that requires that it take the decisive step to formally discontinue its former operations. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. The effect in 2003 of this recasting and reclassification is a loss of $383,374 from discontinued operations including a write down of inventory and fixed assets held for disposal from discontinued operations of $108,673. Following the end of the fiscal year ended December 31, 2004, the company resolved to dissolve its two subsidiaries and has initiated procedures to close out all inter-company accounts and consolidating accounts related to these subsidiaries.

     Basis of presentation:

     The financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations. The Company has incurred significant losses and at December 31, 2004, the Company has a working capital deficit of $938,856 and a stockholders' deficit of $934,887. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


1. Summary of significant accounting policies (continued)

     Recent accounting pronouncements:

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded for thefair value of the obligation in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The disclosure provisions of FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN45 are applicable prospectively to guarantees entered after December 31, 2002. The adoption of FIN 45 effective January 1, 2003 did not have a material effect on the Company's results of operations or financial position.

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


     In September 2003, the FASB approved SFAS No. 150, Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The effect on the Company's financial position include the fact that beginning on July 1, 2003, redeemable warrants will be classified as liabilities and not shown in the mezzanine equity section of the balance sheet.

     In December 2004, the FASB revised SFAS No. 123, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as an increase or decrease in the amount of compensation cost recognized during the period. We are

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


1. Summary of significant accounting policies (continued)

     currently in the process of evaluating different option pricing models and the impact of SFAS No. 123R on our consolidated financial statements. We will adopt SFAS No. 123R on July 1, 2005.

     In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"), Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the "Act"). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No.
     109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109-1 is effective prospectively as of January 1, 2005.


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

     Advertising costs:

     The Company expenses the costs of advertising as incurred. Advertising costs amount to $0 and $0 for the years ended December 31, 2003 and 2004 respectively.

     Inventories:

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist primarily of parts for snowshoes and the downhill gravity scooter. During 2003, the Company wrote off all fixed assets and revalued inventory at fair market value listed as inventory and molds held for disposal. This revalued inventory was written off as of December 31, 2004.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


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


2.   Delinquent amounts payable

     As of December 31, 2003 and 2004, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


3.   Notes payable

     Notes payable - individuals:

     On May 31, 2002, the Board of Directors approved two assignment agreements between third party creditors of the Company holding secured promissory notes in the aggregate amount of $100,000 and a company owned by a director. The agreements provided for the purchase of the referenced notes and collateral consisting of 500,000 common shares and a security interest in certain inventory of the Company's subsidiary, Aggression Sports, Inc. and the subsequent surrender for cancellation of such notes by the related company with the Company for 10,000 shares of Series 2 Convertible Preferred Stock of the Company (convertible into 500,000 shares of common stock). The assignments were finalized upon the closing of a private placement by the related company during September 2002 and were credited toward the related company's $200,000 subscription for Series 2 Preferred in the amount of $100,000. The related company completed the other $100,000 of its subscription to purchase the Series 2 Preferred Stock in several payments made between the first quarter of 2002 through August of 2003. During the fourth quarter of fiscal year 2003, 1,000 shares of Series 2 Preferred were transferred to two officers of the Company and 800 of those shares were used by the two officers to pay the exercise price for 3,000,000 incentive stock options.


     Notes payable - related parties:

     As of January 1, 2003, the CEO was owed $27,532 in accrued cash advances, $15,000 of which was applied to the exercise price of an outstanding common stock option in 2003. During 2003, the CEO advanced an additional $3,227 in cash and advances to the Company, of which $4,186 was repaid during 2003 leaving $11,573 unpaid as of December 31, 2003. During 2004, the CEO was repaid $8,136 leaving a balance of $3,437.

4.   Preferred stock

     The Company has designated Class A Convertible Preferred Stock and 1,000,000 shares authorized for issuance. The Class A preferred stock has a cumulative dividend at prime rate and is redeemable for cash at the rate of $10 per share plus accrued but unpaid dividends at the option of the Company. Each of the Class A preferred shares is convertible at any time after thirty days from issuance at face value and convertible into an equal amount of common stock at 100% of the average weekly closing bid price of the common stock. The Class A shares have certain voting rights and other rights and preferences as specified in the amended articles of incorporation of the Company. The Company intends to use Class A preferred stock for special funding situations and possibly as consideration for unpaid officers' compensation.

     On November 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock is limited to 30,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share. As of December 31, 2004, all previously issued shares of this Series 1 have been converted to Common Stock and retired. The Company has no present intention to re-issue any shares of this Series 1 Preferred Stock.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004

     On December 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 2 Convertible Preferred Stock. The Series 2 Convertible Preferred Stock is limited to 25,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share. As of December 31, 2004, all previously issued shares of this Series 2 have been converted to Common Stock and retired. The Company has no present intention to re-issue any shares of this Series 2 Preferred Stock.

     On January 10, 2004, an affiliate of the CEO, converted 16,001 shares of Series 1 Class A Preferred Stock into 8,000,700 shares of common stock.

     As of December 31, 2003, the Company received total proceeds of $200,000 for the purchase of 20,000 shares of Series 2 Convertible Preferred Stock. 10,000 of these preferred shares were issued in connection with a note conversion. In November of 2003, 800 of these Series 2 Preferred shares were used by two related parties as the purchase price for the exercise of stock options for 3,000,000 shares of common stock. In the first quarter of 2004, 4,050 of these Preferred Shares were converted into 4,050,000 shares of common stock and distributed by an affiliated entity to unrelated parties. During the fourth quarter of 2004, 15,150 of these Preferred Shares were converted by this affiliated entity into 15,150,000 shares of common stock and distributed to certain parties and family members related to the CEO.

5.   Common stock

     Stock issuances:

     During the years ended December 31, 2003 and 2004, 37,443,045 and 67,002,442 shares of the Company's common stock, respectively, were issued to officers, directors and consultants for services. Of the total common shares issued in fiscal years ended December 31, 2003 and December 31, 2004, 18,750,000 and 12,250,000 shares of common stock were issued to consultants in connection with developing the Company's new business in the traditional, alternative, and renewable energy sector; 7,700,000 and 700,000 shares of common stock were issued to consultants for corporate communications support, 9,625,000 and 26,141,947 shares of common stock were issued to officers, directors and consultants for compensation and on exercise of stock options, including 25,000,000 shares as settlement of accrued wages; and 1,368,045 and 8,910,495 shares of common stock were issued for professional services, respectively.

     By a settlement agreement approved by the board of directors on March 17, 2004, the CEO converted $232,250 in accrued wages, cancelled his right to receive 3% of total future stock dividends for $75,000, and received compensation of $172,750 for the above mentioned 25,000,000 shares of unregistered common stock valued at $405,000.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


5. Common stock (continued)

     Stock options:

     Stock Option Plans

     The Company has established the Omnibus Stock Option and Compensation Plans for employees, directors and consultants or other advisors for 2003 and 2004. The Company has reserved a maximum of 40,000,000 and 50,000,000 common shares under the 2003 and 2004 Plans, respectively, including 10,000,000 special incentive common stock purchase rights to officers, directors, employees and consultants. Additionally, the 2004 Plan replaced a total of 8,500,000 stock options granted under the Company's 2002 and 2003 Plans into the 2004 Plan. The purchase price of each share of stock under the stock option plan will be determined by the Board of Directors or the Compensation Committee based on the fair market value as of the date of grant, determined by the closing sales price on the OTC Bulletin board on the last trading date before the date of grant. The stock option plans exercise terms do not exceed ten years. As of December 31, 2004, no shares were available under the 2003 Plan and all 50,000,000 shares were available under the 2004 Plan for issuance, with 12,500,000 outstanding stock options, leaving 37,500,000 shares unallocated.

     During the second quarter of 2004, the Company established a Special Stock Compensation Plan with 25,000,000 shares designated under such plan for issuance to employees, consultants, advisors, professionals, officers and directors. As of December 31, 2004, with 18,309,252 shares issued during 2004 and with 2,000,000 outstanding stock options against this plan, 4,690,748 shares were available under this Plan for issuance.

     During the year ended December 31, 2003, the board of directors granted stock options to officers and directors for: (i) 3,000,000 shares of common stock, exercisable at $.0165 per share for two years of which 2,000,000 were cancelled during 2003 and 1,000,000 expired in the first quarter of 2005; (ii) 3,000,000 shares of common stock, exercisable at $.0155 for 2 years of which 1,000,000 were cancelled during 2003, 1,000,000 was exercised in 2004 and 1,000,000 expired in the first quarter of 2005; (iii) 7,000,000 shares of common stock, exercisable at $.01 per share for two years of which 2,000,000 were cancelled during 2003; (iv) 750,000 shares of common stock exercisable at $.011 per share for one year; and (v) 1,000,000 shares of common stock exercisable at $.022 for six months which vested in 2004.

     During the year ended December 31, 2003, the board of directors granted a stock option for the purchase of 4,000,000 shares of common stock to a consultant. The option was exercisable at $.015 per share for two years and was valued at $31,627 and was exercised during the first quarter of 2004 for $60,000.

     During the year ended December 31,2003, stock options for the purchase of 2,000,000 shares issued to a director in the year 2001 were cancelled, and 2,000,000 options granted in 2001 and 53,075 options granted in 1999 expired. A total of 9,750.000 stock options were exercised during 2003 for proceeds of $111,750.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


5. Common stock (continued)

     During the current fiscal year ended December 31, 2004, the board of directors granted stock options to officers and directors to purchase 7,500,000 common shares for an aggregate exercise price of $84,000, of which 2,500,000 stock options were exercised resulting in proceeds to the Company of $22,000. Additionally, during the fourth quarter 250,000 special compensation shares were purchased by a director for consideration to the Company of $2,500.

     Also, during the first quarter of 2004, the Company granted four unrelated individuals incentive stock options to purchase 3,000,000 shares each at an aggregate purchase price of $320,000 and the Company recorded $22,248 in compensation expense. During the second quarter of 2004, 3,000,000 of these stock options were cancelled resulting in an adjustment to compensation of ($5,542) and during the period ended September 30, 2004, 9,000,000 of these stock options expired.

     The following is a summary of stock option activity, all of which are currently exercisable:


                                                                     Weighted
                                      Option price      Average      Number of
                                       per share    exercise price     shares
                                  ----------------     --------     -----------

    Balance, December 31, 2002       $.02 to $.22        $.031      10,578,075

    Granted                           $.01 to .022      $.0137      18,750,000
    Expired                           $.02 to .20       $.0025      (2,053,075)
    Cancelled                       $.0155 to $.02      $.0183      (7,000,000)
    Exercised                        $.01 to $.02       $ .011      (9,750,000)
                                     ------------        ------     -----------

    Balance, December 31, 2003       $.01 to $.22        $.014      10,525,000

    Granted                        $.006 to $.03        $0.0194     20,500,000
    Expired                        $.02 to $.03         $0.0267     (9,000,000)
    Cancelled                      $.02 to $.03         $0.0267     (3,000,000)
    Exercised                      $.022 to $.005       $0.0150     (6,000,000)
                                  ----------------     --------     -----------
    Balance, December 31, 2004     $.006 to $.22        $ 0.023     13,025,000

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


5. Common stock (continued)

     The following is additional information with respect to those options outstanding at December 31, 2004:

                                    Weighted
                                     average          Weighted
                                contractual life  average exercise     Number of
      Option price per share        in years           price             shares
      ----------------------        --------           -----            --------

        $0.0155 to $0.0165            0.25            $0.0160          2,000,000
          $0.075 to $0.01             0.67            $0.0150          5,000,000
              $0.0220                   1             $0.0220            500,000
              $0.0200                 1.25            $0.0200          1,000,000
              $0.0110                  1.5            $0.0110          2,000,000
              $0.0060                 1.75            $0.0060          2,000,000
              $0.2200                   5             $0.2200            525,000

     As of December 31, 2004, 123,622 options to purchase common stock outstanding under the 2002 stock option plan and 525,000 stock options that expire in 2009, were outstanding under previous plans.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the periods ended December 31, 2003 and 2004 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                        2003               2004
                                        ----               ----

    Net loss - as reported           $ (723,274)        $ (922,983)
    Net loss - pro forma               (817,548)        (1,048,460)
    Loss per share - as reported          (0.01)             (0.01)
    Loss per share - pro forma            (0.02)             (0.01)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2004, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.23% and 1.05%; and expected life of 1 and 2 years. The weighted average grant date fair value of options was $.013 for 2003 and $0.023 for 2004.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


6.   Income taxes

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $5,767,000 which expire in years through 2024.

     As of December 31, 2003 and 2004, total deferred tax assets; liabilities and valuation allowances are as follows:

                                                          2003          2004
                                                       -----------   -----------

Deferred tax asset resulting from loss carryforward    $1,851,000    $2,139,000
Deferred tax asset resulting from future deductions       192,000       192,000
Valuation allowance                                    (2,043,000)   (2,331,000)
                                                       -----------   -----------

    Net deferred tax asset                             $      --      $     --
                                                       ===========    ==========

     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

     The Company's net operating losses are restricted as to the amount, which may be utilized in any one year. The Company's net operating loss carry forwards expire as follows:

                           December 31, 2015       $ 458,000
                                  2016               224,000
                                  2017               304,000
                                  2018               835,000
                                  2019               161,000
                                  2020             1,055,000
                                  2021               880,000
                                  2022               353,000
                                  2023               692,000
                                  2024               805,000
                                                  -----------
                                                  $5,767,000

7.   Commitments and contingencies

     Lease commitments:

     The Company entered into a month-to-month building lease for office space in Niwot, Colorado. Rent expense for the years ended December 31, 2003 and December 31, 2004 amounted to $16,546 and $13,375 respectively.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


8.   Subsequent events

     Following the end of the fiscal year ended December 31, 2004, as of April 11, 2005, the Company issued a total of 24,899,864 common shares for compensation of officers, directors and consultants, valued at an aggregate of $ 116,692, and issued 10,264,236 shares on exercise of compensatory stock options and compensatory stock purchase rights for proceeds to the Company of $ 45,927. The Company made new grants of stock options of 10,000,000 common shares to certain officers and directors exercisable for up to $ 50,000 of which 7,000,000 were exercised in the same period.

     Also, during the first quarter of 2005, 2,000,000 stock options granted to the CEO in prior periods expired, and 2,000,000 stock options granted to a consultant also expired.

     On March, 16, 2005, the Company and the CEO agreed to settle all consulting services accrued through March 30, 2005 with a Convertible Promissory Note for $60,000 with 8% interest from March 30, 2005 due on demand after July 1, 2005. The Promissory Note converts into registered common shares at $0.006 per common share. In addition, in consideration for the payment of 10,000,000 registered common shares, representing compensation through July 1, 2005, the CEO agreed to terminate his consulting agreement and negotiate quarterly compensation with the compensation committee of the board each quarter commencing July 1, 2005.

     Also, in the first quarter of 2005, the Company terminated its pending agreements with an oil and gas developer to acquire and fund development of certain prospects in Texas and Oklahoma after its investment banking consulting firm withdrew its interest in funding the prospects. Immediately thereafter, the Company was introduced to an opportunity to acquire a small number of producing wells in Colorado that had several new wells and re-working opportunities in the same field. The Company has authorized three of its directors to pursue negotiations and perform due diligence with the intent that the prospect, if it provides viable, will be acquired into the Company's subsidiary, Colorado Oil and Gas, Inc. Should this project prove viable after full investigation, it is the Company's intent to complete capitalization of the Subsidiary including selling an equity interest in the Subsidiary to the three directors, who will manage the subsidiary and oversee funding and execution of the prospect, after which time, the Company intends to dividend a portion of its equity ownership in the subsidiary to the Company's shareholders. In April, 2005, the Company granted two of these directors stock compensation in the amount of 2,500,000 common shares each as well as stock options to purchase 2,500,000 shares of common stock for $0.004 per share for their services in bringing this prospect into the Company and completing the deal. As of the date of this report, the Company has not signed an agreement to purchase the prospect although the basic terms and form of purchase agreement have been negotiated. The subsidiary company must successfully raise an amount of debt and equity capital to acquire the prospect, which is subject to a fairly rigorous time line, and there remains other details of the total agreement yet to be worked out. Therefore, this prospect and opportunity at this time, has not been fully evaluated, and there are no firm commitments from bankers or investors to fund the purchase of the property as well as the drilling and development costs.

     On April 2, 2005, the CEO purchased 594,235 special compensation shares with cancellation of a note payable for $2,377.