Form 10QSB
period 2005-03-31
ARETE INDUSTRIES INC
filed 2005-05-16
CIK 820901

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

                      For the period ended: March 31, 2005
                                            --------------

                                       or

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ______________ to _______________


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


                                 (303) 652-3113
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 2005, Registrant had 223,978,438 shares of common stock, No par value, outstanding.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
                                                                      --------

Consolidated Financial Statements:

Index to Consolidated Financial Statements                                1

Consolidated Balance Sheet at December 31, 2004
   and March 31, 2005 (unaudited)                                         2

Consolidated Statements of Operations for the
   Three Months Ended March 31, 2004 and 2005
   (unaudited)                                                            3

Consolidated Statement of Stockholders' Deficit
   for the Three Months Ended March 31, 2005
   (unaudited)                                                            4

Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 2004 and 2005
   (unaudited)                                                            5-6

Notes to Unaudited Consolidated Financial
   Statements at March 31, 2005                                           7-10

Item 2
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      11-16

Part II - Other Information                                              17

Signatures                                                               18

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                      December 31, 2004 and March 31, 2005
                                   (Unaudited)

                                     ASSETS

                                                                  2004            2005
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $        121    $        881
    Prepaid expenses                                                 3,000          51,000
                                                              ------------    ------------

      Total current assets                                           3,121          51,881

Furniture and equipment, at cost net of accumulated
    depreciation of $15,704 (2004) and $16,296 (2005)                3,969           3,377
                                                              ------------    ------------

                                                              $      7,090    $     55,258
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 2)                                 $    262,019    $    269,815
    Accrued expenses                                               368,508         368,908
    Accrued payroll taxes (Note 2)                                 289,363         289,363
    Settlement due                                                  18,650          18,650
    Notes payable - related parties                                  3,437          61,187
                                                              ------------    ------------

      Total current liabilities                                    941,977       1,007,923

Commitments and contingencies (Notes 1, and 2)

Stockholders' deficit (Notes 5 and 6):
    Common stock, no par value; 499,000,000 shares
      authorized, 183,045,768 (2004) and 201,740,632 (2005)
      shares issued and outstanding                             11,811,498      11,904,440
    Accumulated deficit (including $1,484,344 accumulated
      during the development stage)                            (12,523,565)    (12,634,285)
    Notes receivable from sale of stock                           (222,820)       (222,820)
                                                              ------------    ------------

      Total stockholders' deficit                                 (934,887)       (952,665)
                                                              ------------    ------------

                                                              $      7,090    $     55,258
                                                              ============    ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2004 and 2005
              and from inception (August 1, 2003 to March 31, 2005)
                                   (unaudited)

                                                                                                 Inception to
                                                                  2004             2005         March 31, 2005
                                                              -------------    -------------    -------------
Operating expenses:
   Depreciation                                               $         372     $        592    $       3,168
   Rent                                                               3,125            3,170           25,748
   Other operating expenses                                         531,976          106,271        1,487,411
                                                              -------------    -------------    -------------

     Total operating expenses                                       535,473          110,033        1,516,327
                                                              -------------    -------------    -------------

      Total operating loss                                         (535,473)        (110,033)      (1,516,327)

Other income (expense):
   Loss on Sale of Investments                                         --               --            (10,502)
   Interest expense                                                  (4,192)            (687)         (37,098)
   Interest and miscellaneous income                                  3,282             --             13,129
                                                              -------------    -------------    -------------

     Total other income (expense)                                      (910)            (687)         (34,471)
                                                              -------------    -------------    -------------

Net loss from continuing operations                                (536,383)        (110,720)      (1,550,798)

Extinguishment of Debt (Note 2)                                      31,167             --             54,054
                                                              -------------    -------------    -------------

Net loss (Note 3)                                             $    (505,216)   $    (110,720)   $  (1,496,744)
                                                              =============    =============    =============

Basic and diluted loss per share from continuing operations   $       (0.01)   $    *           $       (0.01)
                                                              =============    =============    =============

Basic and diluted loss per share                              $      *         $    *           $       (0.01)
                                                              =============    =============    =============


Weighted average common shares outstanding                      103,400,000      190,600,000      140,000,000
                                                              =============    =============    =============

* Less than $.01 per share

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the three months ended March 31, 2005
                                   (Unaudited)

                                                          Common stock
                                                   ---------------------------   Accumulated
                                                     Shares          Amount        deficit
                                                   ------------   ------------   ------------
Balance, December 31, 2004                          183,045,768   $ 11,811,498   $(12,523,565)

    Exercise of stock options (Note 5)                1,000,000          6,000           --

    Issuance of common stock to employees
      and consultants for services (Note 5)          16,724,864         81,592           --

    Purchase of stock by directors in connection
      with granted purchase rights                      970,000          5,350           --

    Net loss for the three months ended
      March 31, 2005                                       --             --         (110,720)
                                                   ------------   ------------   ------------

Balance, March 31, 2005                             201,740,632   $ 11,904,440   $(12,634,285)
                                                   ============   ============   ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2004 and 2005
              and from inception (August 1, 2003 to March 31, 2005)
                                   (Unaudited)


                                                                                       Inception to
                                                             2004           2005      March 31, 2005
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                               $  (505,216)   $  (110,720)   $(1,496,744)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                              372            592          3,168
       Stock  and options issued for services and
         interest on notes                                    518,810         81,592      1,283,684
       Changes in assets and liabilities:
         Interest receivable                                   (3,283)          --           44,325
         Inventory                                               --             --           25,243
         Prepaid expenses                                        --          (48,000)       (51,000)
         Accounts payable                                     (44,623)         7,796        (45,455)
         Accrued expenses                                    (228,430)           400       (207,990)
                                                          -----------    -----------    -----------

           Total adjustments                                  242,846         42,380      1,051,975
                                                          -----------    -----------    -----------

       Net cash used in operating activities                 (262,370)       (68,340)      (444,769)

Cash flows from investing activities:
   Purchase of property and equipment                          (5,071)          --           (5,072)
   Purchase of Stock Investments                              (55,268)          --             --
                                                          -----------    -----------    -----------

       Net cash provided (used) by investing activities       (60,339)          --           (5,072)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                     --             --            6,713
   Proceeds from issuance of common stock                        --            5,350         15,350
   Proceeds from exercise of stock options                     71,000          6,000        131,250
   Note Receivable from sale of stock                          15,000           --           16,000
   Payment of accrued wages                                   232,250           --          232,250
   Payment of note payable - related parties                  (11,573)        57,750         49,041
                                                          -----------    -----------    -----------

     Net cash provided by financing activities                306,677         69,100        450,604
                                                          -----------    -----------    -----------

Net increase in cash and cash equivalents                     (16,032)           760            763
Cash and cash equivalents at beginning of period               25,345            121            118
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of period                $     9,313    $       881    $       881
                                                          ===========    ===========    ===========

                          (Continued on following page)

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2004 and 2005
              and from inception (August 1, 2003 to March 31, 2005)
                                   (Unaudited)

                         (Continued from preceding page)

                                                                   Inception to
Supplemental disclosure of cash flow information:  2004    2005   March 31, 2005
                                                   ----    ----   --------------

    Interest paid during the period                $ -     $ -        $ -
                                                   ====    ====       ===
    Income taxes paid during the period            $ -     $ -        $ -
                                                   ====    ====       ===

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

During the quarter ended March 31, 2005 wages to officers and directors and fees to consultants of $81,592 were paid by the issuance of common stock.

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


1.   Summary of significant accounting policies
-----------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2004 and March 31, 2005, and the results of operations and cash flows for the periods ended March 31, 2004 and 2005. The Company is currently considered to be in the development stage as more fully defined in Financial Accounting Standards Board Statement No. 7. The Company has not generated any revenues from its activities in the oil and gas business.

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

     Since August 1, 2003, the Company's financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations. (See: Note 4 - Discontinued Operations)

     The Company has incurred significant losses and at March 31, 2005, the Company has a working capital deficit of $ 956,042 and a stockholders' deficit of $ 952,665. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005



2.   Delinquent amounts payable
-------------------------------

     As of March 31, 2005, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

3.   Income taxes
-----------------

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $ 5,767,000 which expire in years through 2024.

     100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

     The Company's net operating losses are restricted as to the amount which may be utilized in any one year.

4.   Discontinued Operations
----------------------------

     The Company's decision to pursue projects and investments in traditional oil and gas as well as the `New' alternative and renewable Energy business is an entirely new business direction that required that it take the decisive step to formally discontinue its former operations beginning August 1, 2003. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current three month period of this reclassification. During March 2000, the Company abandoned the direct mail and coupon business. At March 31, 2005, the remaining liabilities of this division were $58,230 in unpaid payroll taxes. As of the year ended December 31, 2004, and the quarter ended March 31, 2005, $54,054 and $ 0 respectively, of debt were reclassified as extinguished. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At March 31, 2005, the remaining liabilities of this division were $91,077 in trade payables and $79,351 in unpaid payroll taxes. During the current quarter, the company resolved to dissolve its two subsidiaries and has initiated procedures to close out all inter-company accounts and consolidating accounts related to these subsidiaries.

5.   Stock transactions

     During the quarter ended March 31, 2005, the Company issued a total of 16,724,864 common shares for compensation of officers, directors and consultants, valued at an aggregate of $81,592, and issued 1,970,000 shares on exercise of compensatory stock options and compensatory stock purchase rights for proceeds to the Company of $11,350. Also, the Company made new grants of stock options of 2,500,000 common shares to the directors exercisable at $0.008 per share for up to $20,000.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005



5. Stock transactions (continued)

     On March, 16, 2005, the Company and the CEO agreed to settle all consulting services accrued through March 30, 2005 with a Convertible Promissory Note for $60,000 with 8% interest from March 30, 2005 due on demand after July 1, 2005. The Promissory Note converts into 10,000,000 registered common shares at $0.006 per common share. In addition, in consideration for the payment of 10,000,000 registered common shares valued at $48,000, representing compensation through June 30, 2005, the CEO agreed to terminate his consulting agreement and negotiate quarterly compensation with the compensation committee of the board each quarter commencing July 1, 2005.

     Also, during the first quarter of 2005, 1,000,000 stock options granted to the CEO in prior periods expired, and 2,000,000 stock options granted to a consultant also expired.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the quarter ended March 31, 2005 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                2004          2005
                                             ----------    ----------

        Net loss - as reported               $(505,216)     $(110,720)
        Net loss - pro forma                  (505,216)      (121,250)
        Loss per share - as reported            *               *
        Loss per share - pro forma              *               *

     * - Less than $0.01 per share

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2005, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.45% to 1.75%; and expected life of .5 to 2 years.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


6.   Subsequent Events

     Following the first quarter ended March 31, 2005, the Company issued total compensation to certain directors and consultants of 13,943,571 registered common shares valued at $55,390, and received an aggregate of $34,577 on exercise of common stock options and special stock purchase rights for a total of 8,294,235 registered common shares. Additionally, the company granted compensation stock options to directors and officers of 7,500,000, expiring 2 years from the date of grant, exercisable at $0.004 per share for an aggregate of $30,000, of which 7,000,000 were exercised in the same period, and 3,000,000 stock options to three directors, expiring 1 year from the date of grant exercisable at $0.0035 per share for an aggregate of $10,500.

     During the fourth quarter of fiscal year ended December 31, 2004, the Company formed a new subsidiary to pursue acquisitions of producing oil and gas properties that were presented by one of the Company's directors. In the first quarter of 2005, the Company began pursuing acquisition of a specific property for this subsidiary and authorized three of its directors to become officers and directors of the new subsidiary company to begin due diligence and negotiations for acquisition of this prospect. Should this prospect prove viable after full investigation, it is the Company's intent to complete capitalization of the subsidiary and upon completion of an acquisition, of which there is no assurance, the Company intends to dividend a portion of its equity ownership in the subsidiary to the Company's shareholders.

     In April, 2005, the Company granted two directors stock compensation in the amount of 2,500,000 common shares each as well as stock options to purchase 2,500,000 shares of common stock for $0.004 per share for their services in bringing this prospect into the Company and completing the deal. On May 4, 2005, the Company's subsidiary, issued a total of 700,000 shares of its common stock as founders shares of which 550,000 shares were issued to the Company, or 78.6% and 150,000 common shares, or 21.4% of the total amount issued, were issued in equal portions to each of the subsidiary's three directors (who are also directors of the Company.)

     As of the date of this report, the Company's subsidiary has not signed a definitive purchase agreement nor has obtained any firm commitment for debt or equity financing to pay the purchase price, although management believes that execution of a definitive purchase agreement is immanent. Even if a definitive purchase agreement is signed, the subsidiary must successfully raise an amount of debt and equity capital to acquire the prospect, which is subject to a rigorous time line, and there remain other components of the deal to be completed prior to the anticipated closing date, therefore there can be no assurances that this deal will be completed within the anticipated time line of on or about June 1, 2005, during any extension thereof or, if at all.

Item 2-Management's Discussion and Analysis/Plan of Operation

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

Plan of Operation.

In the third quarter of 2003 we discontinued our previous business development activities to focus on traditional and alternative energy. As a result, we entered the development stage. This required us to recast our former operations as discontinued, write down certain fixed assets and inventory from discontinued operations, and, as well, recast operating results into discontinued operations and continuing operations, respectively, beginning August 1, 2003 and continuing through the current period. As a result, operating results, including losses, expenses and revenues attributed to discontinued operations are stated separately from these same items from continuing operations. Therefore, since the current and past business operations relate to entirely different businesses, the financial statements now provide two separate comparisons of the current and comparable prior period for continuing operations, and the same for discontinued operations. (See: Note 4 - Financial Statements).

During the Third Quarter of 2003, we began to pursue acquiring direct participations in traditional oil and gas projects as well as sponsoring and financing alternative and renewable energy projects. This included pursuing lower-risk projects involving overlooked and by-passed reserves of domestic oil and gas, and seeking funding through professional equity funds looking specifically for such opportunities. Since inception of our new development stage, we have reviewed numerous prospects and pursued funding and acquisition efforts for two specific deals through an oil and gas investment banking consultant which we contracted in June of 2004. Ultimately, the first deal was terminated without cause by the seller of that project in April of 2004, and after significant evaluation and due diligence on our part, the second group of prospects initiated in May of 2004 did not qualify for financing, and in the first quarter of 2005, we terminated our negotiations with the seller group for this prospect. In the current period, we decided to pursue a much smaller and ostensibly easier prospect to acquire and fund, which included a number of producing shallow wells in Colorado with several potential re-entry and in-field development wells for total cost of under $3 Million. That deal is currently being pursued through a new subsidiary of the Company that will be operated by three of our outside directors. We believe that this prospect can be purchased potentially with debt against its existing production, and/or with one or more tranches of equity funding to pay the purchase price and pursue drilling and completion operations on the new and re-entry wells. If successful, this prospect will cover operating costs of a small operation and possibly additional investment capital for new prospects. Additionally, the CEO intends to continue to seek out oil and gas re-work and re-entry prospects through a second subsidiary company to be formed, looking to acquire funding through our investment banking consultant's contacts and/or private investors through a private placement through a joint venture or limited liability entity.

We have encountered numerous challenges to date ranging from competition for prospects from parties with better staffing, track records and financing to the extraordinary costs and time involved in developing and validating data about prospective acquisition targets. The costs and time involved in pursuing this business plan are substantial and are compounded by our lack of qualified personnel, and the expense involved in maintaining the Company's compliance responsibilities under the federal securities laws. We have decided to address these challenges by pursuing different acquisition and financing strategies through separate corporate subsidiaries in order to attract different oil and gas prospects and funding sources. Therefore, until the Company has achieved capital and revenue sufficient to purchase or option these prospects, it cannot be assumed that if the Company locates a viable candidate for acquisition, that it will be able to raise capital to make the acquisition, or for that matter will be able to control the prospect for sufficient time to complete the financing application process.

Due to the fact that the Company presently relies exclusively upon contributions of time and operating cash from its directors and officers to pursue its business plan, this has been increasingly taxing on these individuals, and has resulted in substantial dilution to the Company's shareholders. It has become the chief priority of management to achieve cash flow sufficient to cover our overhead as soon as possible, which is largely the motivation to pursue a much smaller initial project, through this new subsidiary, as described above. If we are successful in the first and subsequent acquisitions through this or any further subsidiary we form to acquire deals made through the efforts of our CEO, directors or others, we intend to give our shareholders a direct interest in these ventures through a registered dividend spin-off transaction designed to allow these subsidiaries to pursue different ventures independently of the company.

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

Financial Condition

In prior periods, we wrote off Aggression Sports, Inc.'s fixed assets and inventory and molds held for disposal from discontinued. Additionally, we continue to reduce certain amounts payable from discontinued operations as extinguishment of debt, through the passage of statutes of limitation. We expect future write-downs and reclassifications from discontinued operations and extinguishment of debt to be nominal and incremental in nature.

As of the end of the quarter ended March 31, 2005, the Company had $55,258 in total assets. This compares to total assets of $7,090 as of the fiscal year ended December 31, 2004. Total liabilities were $1,007,923 as of March 31, 2005 compared to $941,977 as of the fiscal year ended December 31, 2004. Accounts payable and accrued expenses at March 31, 2005 were $928,086 as compared to $919,890 at December 31, 2004. During the quarter ended March 31, 2005, total liabilities were increased by $65,946. Operating losses from continuing operations were $110,720, contributing to the accumulated deficit as of March 31, 2005 of $12,634,285, as compared to an accumulated deficit as of December 31, 2004 of $12,523,565. (See: Note 1 to Financial Statements.)

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of $58,230 in unpaid payroll taxes. During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At March 31, 2005, the remaining liabilities of this subsidiary were $91,077 in trade payables and $79,351 in unpaid payroll taxes. As of March 31, 2005, the consolidated entity owes $289,363 in unpaid payroll taxes of which $151,782 applies specifically to the parent company for periods through the fourth quarter of 2001. (See: Notes 1 and 2 to Financial Statements.)

During the quarter ended March 31, 2005, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the quarter ended March 31, 2005, the Company paid $70,100 in compensation to officers and directors, paid $10,492 to consultants and professionals with 16,724,864 shares of common stock.

As of March 31, 2005, executive salaries and bonuses of $286,624 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members together with a note receivable for exercise of a stock option of $4,000 from a third party for a total of $222,820.

Results of operations

As stated above, the Company discontinued former operations and set about pursuing a new business plan in the energy industry as a development stage entity and reported results of continuing operations and of discontinued operations separately for the current period and the comparable period of fiscal 2004.

The Company had no revenues from operations during the quarter ended March 31, 2005, and no revenues during the comparable period ended March 31, 2004. Net loss from continuing operations for the quarter ended March 31, 2005 was $110,720 as compared to a net loss from continuing operations of $536,383 for the quarter ended March 31, 2004. The net loss during the quarter ended March 31, 2004 was offset by $31,167 in extinguishment of debt resulting in an aggregate loss of $505,216. The net loss for the quarter ended March 31, 2005 was $110,720 as compared to a net loss for the comparable period in fiscal year 2004 of $505,216.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of March 31, 2005 of $956,042. This compares to a working capital deficit of $938,856 as of December 31, 2004. During the quarter ended March 31, 2005 an aggregate of 18,594,864 shares of common stock were issued for aggregate consideration of $92,942 (for an average of $0.005 per share).

The Company had a stockholder's deficit at March 31, 2005 of $952,665. This is compared to stockholder's deficit at December 31, 2004 of $934,887. The stockholder's deficit increased due the Company's operating loss offset by the payment of services with the issuance of stock and the exercise of stock options for cash.

At March 31, 2005, the Company had no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Quarter ended March 31, 2005, there were no material pending legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

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


Date: May 16, 2005

By:  /s/ Thomas P. Raabe, CEO/ Interim CFO
    --------------------------------------------------
    Thomas P. Raabe, Principal Executive Officer
    Interim Principal Financial and Accounting Officer