Form 10QSB
period 2005-06-30
ARETE INDUSTRIES INC
filed 2005-08-22
CIK 820901

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

                       For the period ended: June 30, 2005
                                             -------------

                                       or

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the transition period from ________ to _________


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



                                 Not Applicable
                    ----------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 19, 2005, Registrant had 238,223,854 shares of common stock, No par value, outstanding.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
Consolidated Financial Statements:

     Consolidated Balance Sheet at December 31, 2004 and
     June 30, 2005 (unaudited)                                                3

     Consolidated Statements of Operations for the
     Three Months Ended June 30, 2004 and 2005 (unaudited)                    4

     Consolidated Statements of Operations for the Six Months
     Ended June 30, 2004 and 2005 and from inception (August 1,
     2003 to June 30, 2005) (unaudited)                                       5

     Consolidated Statement of Stockholders' Deficit For the
     six months ended June 30, 2005                                           6

     Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2004 and 2005 and from inception (August 1,
     2003 to June 30, 2005) (unaudited)                                       7

     Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2004 and 2005 and from inception (August 1,
     2003 to June 30, 2005) (unaudited)                                       8

     Notes to Unaudited Consolidated Financial Statements at
     June 30, 2005                                                            9


Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            12


Part II - Other Information                                                  17


Signatures                                                                   18

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                       December 31, 2004 and June 30, 2005
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                  2004            2005
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $        121    $      4,877
    Prepaid expenses                                                 3,000           6,100
                                                              ------------    ------------

      Total current assets                                           3,121          10,977

Furniture and equipment, at cost net of accumulated
    depreciation of $15,704 (2004) and $16,903 (2005)                3,969           2,770
                                                              ------------    ------------

Deposit                                                               --            50,000
                                                              ------------    ------------
                                                              $      7,090    $     63,747
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


Current liabilities:
    Accounts payable (Note 2)                                 $    262,019    $    226,402
    Accrued expenses                                               368,508         369,265
    Accrued payroll taxes (Note 2)                                 289,363         289,363
    Settlement due                                                  18,650          18,650
    Notes payable - related parties                                  3,437          71,487
                                                              ------------    ------------

      Total current liabilities                                    941,977         975,167

Commitments and contingencies (Notes 1, and 2)

Stockholders' deficit (Notes 5 and 6):
    Common stock, no par value; 499,000,000 shares
      authorized, 183,045,768 (2004) and 237,819,438 (2005)
      shares issued and outstanding                             11,811,498      12,091,912
    Accumulated deficit (including $1,617,978 accumulated
      during the development stage)                            (12,523,565)    (12,759,434)
    Notes receivable from sale of stock                           (222,820)       (243,898)
                                                              ------------    ------------

      Total stockholders' deficit                                 (934,887)       (911,420)
                                                              ------------    ------------

                                                              $      7,090    $     63,747
                                                              ============    ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months ended June 30, 2004 and 2005
                                   (unaudited)


                                                                  2004              2005
                                                              -------------    -------------
Operating expenses:
   Depreciation                                               $         372    $         607
   Rent                                                               3,125            3,375
   Other operating expenses                                          95,308          127,392
                                                              -------------    -------------

     Total operating expenses                                        98,805          131,374
                                                              -------------    -------------

       Total operating loss                                         (98,805)        (131,374)

Other income (expense):
   Gain on sale of investments                                        9,043             --
   Interest expense                                                  (4,252)            (260)
   Interest and miscellaneous income                                  3,282           10,410
                                                              -------------    -------------

     Total other income (expense)                                     8,073           10,150
                                                              -------------    -------------

Net loss from continuing operations                                 (90,732)        (121,224)


Extingusihment of Debt (Note 2)                                      15,257             --
                                                              -------------    -------------

Net loss (Note 3)                                             $     (75,475)   $    (121,224)
                                                              =============    =============

Basic and diluted loss per share from continuing operations   $  *             $  *
                                                              =============    =============

Basic and diluted loss per share                              $  *             $  *
                                                              =============    =============


Weighted average common shares outstanding                      143,200,000      220,750,000
                                                              =============    =============

     * Less than $.01 per share

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the six months ended June 30, 2004 and 2005
              and from inception (August 1, 2003 to June 30, 2005)
                                   (unaudited)


                                                                                                 Inception to
                                                                  2004             2005         June 30, 2005
                                                              -------------    -------------    -------------
Operating expenses:
   Depreciation                                               $         979            1,198    $       3,774
   Rent                                                               6,500            6,745           29,323
   Other operating expenses                                         626,799          237,389        1,618,529
                                                              -------------    -------------    -------------

     Total operating expenses                                       634,278          245,332        1,651,626
                                                              -------------    -------------    -------------

      Total operating loss                                         (634,278)        (245,332)      (1,651,626)

Other income (expense):
   Gain (Loss) on Sale of Investments                                 9,043             --            (10,502)
   Interest expense                                                  (8,444)            (903)         (37,314)
   Interest and miscellaneous income                                  6,565           10,365           23,494
                                                              -------------    -------------    -------------

     Total other income (expense)                                     7,164            9,462          (24,322)
                                                              -------------    -------------    -------------

Net loss from continuing operations                                (627,114)        (235,870)      (1,675,948)

Extingusihment of Debt (Note 2)                                      46,423             --             54,054
                                                              -------------    -------------    -------------

Net loss (Note 3)                                             $    (580,691)   $    (235,870)   $  (1,621,894)
                                                              =============    =============    =============

Basic and diluted loss per share from continuing operations   $       (0.01)   $  *             $       (0.01)
                                                              =============    =============    =============

Basic and diluted loss per share                              $  *             $  *             $       (0.01)
                                                              =============    =============    =============


Weighted average common shares outstanding                      123,200,000      220,750,000      151,500,000
                                                              =============    =============    =============

     * Less than $.01 per share

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     For the six months ended June 30, 2005
                                   (Unaudited)

                                                      Common stock
                                                      ---------------------------   Accumulated
                                                         Shares         Amount        deficit
                                                      ------------   ------------   ------------

Balance, December 31, 2004                             183,045,768   $ 11,811,498   $(12,523,565)

    Exercise of stock options (Note 5)                  20,000,000        121,500           --

    Issuance of common stock to employees
      and consultants for services (Note 5)             33,209,435        151,187           --

    Purchase of stock by directors in connection         1,564,235          7,727
      with granted purchase rights                            --


    Net loss for the six months ended
      June 30, 2005                                           --             --         (235,870)
                                                      ------------   ------------   ------------

Balance, June 30, 2005                                 237,819,438   $ 12,091,912   $(12,759,435)
                                                      ============   ============   ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2004 and 2005
              and from inception (August 1, 2003 to June 30, 2005)
                                   (Unaudited)

                                                                                       Inception to
                                                             2004           2005       June 30, 2005
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                               $  (580,691)   $  (235,870)   $(1,621,894)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                              978          1,199          3,775
       Stock  and options issued for services and
         interest on notes                                    650,576        151,187      1,353,279
       Changes in assets and liabilities:
         Interest receivable                                   (6,565)          --           44,325
         Inventory                                               --             --           25,243
         Prepaid expenses                                     (86,535)        (3,100)        (6,100)
         Deposits                                                --          (50,000)       (50,000)
         Accounts payable                                     (48,821)       (35,617)       (88,868)
         Accrued expenses                                    (224,610)           758       (207,632)
                                                          -----------    -----------    -----------
           Total adjustments                                  285,023         64,421      1,074,022
                                                          -----------    -----------    -----------
       Net cash used in operating activities                 (295,668)      (171,443)      (547,872)
                                                          -----------    -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                          (5,071)          --           (5,072)
   Purchase of Stock Investments                              (28,691)          --             --
                                                          -----------    -----------    -----------

       Net cash provided (used) by investing activities       (33,762)          --           (5,072)
                                                          -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock                     --             --            6,713
   Proceeds from issuance of common stock                        --            7,727         17,727
   Proceeds from exercise of stock options                     71,000        121,500        246,750
   Note Receivable from sale of stock                          16,000        (21,078)        (5,078)
   Payment of accrued wages                                   232,250           --          232,250
   Payment of note payable - related parties                  (11,573)        68,050         59,341
                                                          -----------    -----------    -----------

     Net cash provided by financing activities                307,677        176,199        557,703
                                                          -----------    -----------    -----------

Net increase in cash and cash equivalents                     (21,753)         4,756          4,756
Cash and cash equivalents at beginning of period               25,345            121            118
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of period                $     3,592    $     4,877    $     4,877
                                                          ===========    ===========    ===========

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2004 and 2005
                                    and from
                   inception (August 1, 2003 to June 30, 2005)
                                   (Unaudited)



               (Continued from preceding page)

Supplemental disclosure of cash flow information:

                                                                  Inception to
                                             2004       2005      June 30, 2005
                                           -------     -------       -------
     Interest paid during the period       $  --       $  --         $  --
                                           =======     =======       =======
     Income taxes paid during the period   $  --       $  --         $  --
                                           =======     =======       =======


Supplemental disclosure of non-cash investing and financing activities:


During the quarter ended June 30, 2004, 4,050 shares of Series 2 preferred stock were used to exercise common stock options for the purchase of 4,050,000 common shares and 16,001 shares of Series 1 preferred stock were used to exercise common stock options for the purchase of 8,000,700 common shares. In addition wages to officers and directors and fees to consultants of $496,562 were paid by the issuance of common stock and the value assigned to stock options issued was $22,248.

During the quarter ended June 30, 2004, 25,000,000 shares were issued to a director as payment of accrued wages for $232,250, repurchase of a future interest in stock distributions for $75,000, and payment for services for $172,750.

During the quarter ended March 31, 2005 wages to oficers and directors and fees to consultants of $81,592 were paid by the issuance of common stock.

During the quarter ended June 30, 2005 wages to oficers and directors and fees to consultants of $65,595 were paid by the issuance of common stock.


                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

1.   Summary of significant accounting policies
-----------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2004 and June 30, 2005, and the results of operations and cash flows for the periods ended June 30, 2004 and 2005. The Company is currently considered to be in the development stage as more fully defined in Financial Accounting Standards Board Statement No. 7. The Company has not generated any revenues from its activities in the oil and gas business.

     The Company formed Global Direct Marketing Services in October 1998 as an operating subsidiary for its then ongoing operations as a direct mail cooperative coupon advertising business. Certain assets and liabilities of Arete were contributed to Global. The consolidated financial statements of the Company include the accounts of Arete for the entire period, the accounts of Global since inception, and Aggression Sports, Inc., a majority owned subsidiary, now inactive, since October 1, 2001 and Colorado Oil and Gas Inc. formed December 2004 (inception) to June 30, 2005. All intercompany accounts have been eliminated in the consolidation. All operations prior to August 1, 2003 have been reclassified as discontinued.

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

     The Company has incurred significant losses and at June 30, 2005, the Company has a working capital deficit of $ 964,190 and a stockholders' deficit of $ 911,665. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

2.   Delinquent amounts payable
-------------------------------

     As of June 30, 2005, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

4.   Discontinued Operations
----------------------------

     The Company's decision to pursue projects and investments in traditional oil and gas as well as the `New' alternative and renewable Energy business is an entirely new business direction that required that it take the decisive step to formally discontinue its former operations beginning August 1, 2003. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current three month period of this reclassification. During March 2000, the Company abandoned the direct mail and coupon business. At June 30, 2005, the remaining liabilities of this division were $58,230 in unpaid payroll taxes. As of the year ended December 31, 2004, and the six months ended June 30, 2005, $54,054 and $ 0 respectively, of debt were reclassified as extinguished. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At June 30, 2005, the remaining liabilities of this division were $91,077 in trade payables and $79,351 in unpaid payroll taxes. During the current quarter, the company resolved to dissolve its two subsidiaries and has initiated procedures to close out all inter-company accounts and consolidating accounts related to these subsidiaries.

5.   Stock transactions
-----------------------

     During the six months ended June 30, 2005, the Company issued a total of 33,209,435 common shares for compensation of officers, directors and consultants, valued at an aggregate of $151,187, and issued 21,564,235 shares on exercise of compensatory stock options and compensatory stock purchase rights for proceeds to the Company of $129,227.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


5. Stock transactions (continued)
---------------------------------

     On March, 16, 2005, the Company and the CEO agreed to settle all consulting services accrued through March 30, 2005 with a Convertible Promissory Note for $60,000 with 8% interest from March 30, 2005 due on demand after July 1, 2005. The Promissory Note converts into 10,000,000 registered common shares at $0.006 per common share. In addition, in consideration for the payment of 10,000,000 registered common shares valued at $48,000, representing compensation through June 30, 2005, the CEO agreed to terminate his consulting agreement and negotiate quarterly compensation with the compensation committee of the board each quarter commencing July 1, 2005. During the six months ended June 30, 2005 $30,000 of the note was converted.

     Also, during the six months ended June 30, 2005, 1,000,000 stock options granted to the CEO in prior periods expired, and 2,000,000 stock options granted to a consultant also expired.

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

                                                2004             2005
                                             -----------      ----------

        Net loss - as reported               $ (505,216)      $ (110,720)
        Net loss - pro forma                   (505,216)        (121,250)
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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


6.   Subsequent Events
----------------------

     Following the six months ended June 30, 2005, the Company issued total compensation to certain directors and consultants of 33,209,435 registered common shares valued at $151,187, and received an aggregate of $129,227 on exercise of common stock options and special stock purchase rights for a total of 21,564,235 registered common shares. Additionally, the company granted compensation stock options to directors and officers of 7,500,000, expiring 2 years from the date of grant, exercisable at $0.004 per share for an aggregate of $30,000, of which 7,000,000 were exercised in the same period, and 3,000,000 stock options to three directors, expiring 1 year from the date of grant exercisable at $0.0035 per share for an aggregate of $10,500.

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

Critical accounting policies
----------------------------

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

Stock issuances:
----------------

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

Plan of Operation.
------------------

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

During the Third Quarter of 2003, we began to pursue acquiring direct participations in traditional oil and gas projects as well as sponsoring and financing alternative and renewable energy projects. This included pursuing lower-risk projects involving overlooked and by-passed reserves of domestic oil and gas, and seeking funding through professional equity funds looking specifically for such opportunities. Since inception of our new development stage, we have reviewed numerous prospects and pursued funding and acquisition efforts for two specific deals through an oil and gas investment banking consultant which we contracted in June of 2004. Ultimately, the first deal was terminated without cause by the seller of that project in April of 2004, and after significant evaluation and due diligence on our part, the second group of prospects initiated in May of 2004 did not qualify for financing, and in the first quarter of 2005, we terminated our negotiations with the seller group for this prospect. During the six month period 2005, we decided to pursue a much smaller and ostensibly easier prospect to acquire and fund which included a number of producing shallow wells in Colorado with several potential re-entry and in-field development wells for total cost of under $3 Million. That deal is currently being pursued through a new subsidiary of the Company that will be operated by three of our outside directors. We believe that this prospect can be purchased partially with debt against its existing production, and with one or more tranches of equity funding for the balance of the purchase price and drilling and completion costs for the new and re-entry wells. If successful, this prospect will cover operating costs of a small operation and possibly additional investment capital for new prospects. We have a deposit of $50,000 towards the purchase and as of August 17, 2005 were out of contract but still pursuing the funding to close on the deal. We also have purchased mineral rights and five working interests during the third quarter of 2005. The subsidiary will be spun-off during the shareholders of the Company during the third quarter of 2005 on a pro rata basis to shareholders of record on September 2, 2005. In addition the subsidiary is pursuing the purchase of leases in North Texas.

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

Financial Condition
-------------------

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

As of June 30, 2005, the Company had $63,747 in total assets. This compares to total assets of $7,090 as of the fiscal year ended December 31, 2004. Total liabilities were $975,167 as of June 30, 2005 compared to $941,977 as of the fiscal year ended December 31, 2004. During the six months ended June 30, 2005, total liabilities were increased by $33,190. Operating losses from continuing operations were $235,870, contributing to the accumulated deficit as of June 30, 2005 of $12,759,434, as compared to an accumulated deficit as of December 31, 2004 of $12,523,565. (See: Note 1 to Financial Statements.)

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of $58,230 in unpaid payroll taxes. During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At June 30, 2005, the remaining liabilities of this subsidiary were $91,077 in trade payables and $79,351 in unpaid payroll taxes. As of June 30, 2005, the consolidated entity owes $289,363 in unpaid payroll taxes of which $151,782 applies specifically to the parent company for periods through the fourth quarter of 2001. (See: Notes 1 and 2 to Financial Statements.)

During the quarter ended June 30, 2005, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the six months ended June 30, 2005, the Company paid $169,000 in compensation to officers and directors, paid $29,842 to consultants and professionals.

As of June 30, 2005, executive salaries and bonuses of $286,624 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members together with a note receivable for exercise of a stock option of $4,000 from a third party for a total of $222,820.

Results of operations
---------------------

As stated above, the Company discontinued former operations and set about pursuing a new business plan in the energy industry as a development stage entity and reported results of continuing operations and of discontinued operations separately for the current period and the comparable period of fiscal 2004.

The Company had no revenues from operations during the six months ended June 30, 2005, and no revenues during the comparable period ended June 30, 2004. Net loss from continuing operations for the six months ended June 30, 2005 was $235,870 as compared to a net loss from continuing operations of $580,691 for the six months ended June 30, 2004. The net loss during the six months ended June 30, 2004 was offset by $46,423 in extinguishment of debt resulting in an aggregate loss of $75,475. Net loss from continuing operations for the quarter ended June 30, 2005 was $121,224 as compared to a net loss from continuing operations of $90,732 for the quarter ended June 30, 2004. The net loss during the quarter ended June 30, 2004 was offset by $15,257 in extinguishment of debt resulting in an aggregate loss of $75,475.

The Company occupies an executive suite on a month to month basis for monthly rent of $1,000 per month. The Company rents space for file storage, furniture and excess equipment as well as its Arete Outdoors inventory for $125 per month. The Company has a subsidiary, Colorado Oil and Gas Inc. that has a month to month lease for office space of $250. per month beginning July 2005.

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

Liquidity and Capital Resources
-------------------------------

The Company had a working capital deficit as of June 30, 2005 of $964,190. This compares to a working capital deficit of $938,856 as of December 31, 2004. During the six months ended June 30, 2005 an aggregate of 54,773,670 shares of common stock were issued for aggregate consideration of $280,414 (for an average of $0.00512 per share).

The Company had a stockholder's deficit at June 30, 2005 of $911,420. This is compared to stockholder's deficit at December 31, 2004 of $934,887. The stockholder's deficit decrease was due the Company's operating loss offset by the payment of services with the issuance of stock and the exercise of stock options for cash.

At June 30, 2005, the Company had no material commitments for capital expenditures.
--------------------------------------------------------------------------------

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

PART II. OTHER INFORMATION
--------------------------


Item 1. Legal Proceedings.
--------------------------

During the six months ended June 30, 2005, there were no material pending legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

Item 2. Changes in Securities
-----------------------------

     None

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Securities Holders
-------------------------------------------------------------

     None.

Item 5. Other Information.
--------------------------

     None.

Item 6. Exhibits
----------------

    Exhibit 31.1    Certification of CEO Pursuant to 18 U.S.C, Section 7241, as

                    adopted and Section 302 of the Sarbanes-Oxley Act of 2002.



    Exhibit 31.2 Certification of CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002



    Exhibit 32.1 Certification of CEO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.


    Exhibit 32.2 Certification of CEO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARETE INDUSTRIES, INC.


Date: August 22, 2005
      ----------------

By:  /s/ Charles Gamber, CEO
     ----------------------------------------------------
     Principal Executive Officer



By:  /s/ John Herzog, Interim CFO
     ----------------------------------------------------
     Interim Principal Financial and Accounting Officer