Form 10QSB/A
period 2005-06-30
ARETE INDUSTRIES INC
filed 2005-11-21
CIK 820901

FORM 10-QSB/A - Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       For the period ended: June 30, 2005
                                             -------------

                                       or

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transition period from _______________ to ________________


                        Commission File Number 33-16820-D
                                               ----------


                             ARETE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Colorado                                84-1508638
       ------------------------------                   ----------------
       State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization                    Identification No.)


                 7102 La Vista Place, Suite 100, Niwot, CO 80503
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                EXPLANATORY NOTE

     The following is Amendment No. 1 to the Quarterly Report on Form 10-QSB for the six and three months ended June 30, 2004 and 2005 (the "Form 10-QSB") of ARETE INDUSTRIES, INC. This Amendment No. 1 is being filed to reflect certain restatements of the Company's consolidated financial statements for the periods ended June 30, 2004 and 2005 (see Note 1 of Notes to Consolidated Financial Statements), the auditor's and to revise certain disclosures and presentations in other parts of the Form 10-KSB to be consistent with the restated consolidated financial statements. This Amendment amends and supplements Item 3 of Part I. All other statements and provisions in the Form 10-QSB have not been updated and remain unchanged.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
     Consolidated Financial Statements:

     Index to Consolidated Financial Statements .......................    1

     Consolidated Balance Sheet at December 31, 2004
     and June 30, 2005 (unaudited) ....................................    2

     Consolidated Statements of Operations for the Three
     Months June 30, 2004 and 2005 (unaudited) ........................    3

     Consolidated Statement of Operations for the Six Months
     Ended June 30, 2004 and 2005 and from inception
     (August 1, 2003 to June 30, 2005) (unaudited) ....................    4

     Consolidated Statement of Stockholders' Deficit
     for the six months ended June 30, 2005 (unaudited) ...............    5

     Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2004 and 2005 (unaudited)
     and From Inception (August 1, 2003 to June 30, 2005).............     6

     Notes to Unaudited Consolidated Financial Statements
     at June 30, 2005 .................................................    8

     Item 2
     Management's Discussion and Analysis of Financial
     Condition and Results of Operations ..............................   13

     Part II - Other Information ......................................   18

     Signatures .......................................................   19

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
                                   (unaudited)

                                                                                                Inception to
                                                                  2004             2005         June 30, 2005
                                                              -------------    -------------    -------------
Operating expenses:
   Depreciation                                               $         979    $       1,198    $       3,774
   Rent                                                               6,500            6,745           29,323
   Other operating expenses                                         626,799          237,389        1,618,529
                                                              -------------    -------------    -------------

     Total operating expenses                                       634,278          245,332        1,651,626
                                                              -------------    -------------    -------------

      Total operating loss                                         (634,278)        (245,332)      (1,651,626)

Other income (expense):
   Gain (Loss) on Sale of Investments                                 9,043             --            (10,502)
   Interest expense                                                  (8,444)            (903)         (37,314)
   Interest and miscellaneous income                                  6,565           10,365           23,494
                                                              -------------    -------------    -------------

     Total other income (expense)                                     7,164            9,462          (24,322)
                                                              -------------    -------------    -------------

Net loss from continuing operations                                (627,114)        (235,870)      (1,675,948)

Extingusihment of Debt (Note 2)                                      46,423             --             54,054
                                                              -------------    -------------    -------------

Net loss (Note 3)                                             $    (580,691)   $    (235,870)   $  (1,621,894)
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

                                                      Common stock                  Accumulated
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
                                                      ============   ============   ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Six Months Ended Juen 30, 2004 and 2005
              and From Inception (August 1, 2003 to June 30, 2005)
                                   (Unaudited)


                                                          As restated                  As restated
                                                            (note 1)                   Inception to
                                                             2004            2005      June 30, 2005
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                               $  (580,691)   $  (235,870)   $(1,621,894)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                              978          1,199          3,775
       Stock  and options issued for services,
         accounts payable, and interest on notes              882,826        151,187      1,585,529
       Changes in assets and liabilities:
         Interest receivable                                   (6,565)          --           44,325
         Inventory                                               --             --           25,243
         Prepaid expenses                                     (86,535)        (3,100)        (6,100)
         Deposits                                                --          (50,000)       (50,000)
         Accounts payable                                     (48,821)       (35,617)       (88,868)
         Accrued expenses                                    (224,610)           758       (207,632)
                                                          -----------    -----------    -----------

           Total adjustments                                  517,273         64,427      1,306,272
                                                          -----------    -----------    -----------

       Net cash used in operating activities                  (63,418)      (171,443)      (315,622)
                                                          -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                          (5,071)          --           (5,072)
   Purchase of Stock Investments                              (28,691)          --             --
                                                          -----------    -----------    -----------

       Net cash provided (used) by investing activities       (33,762)          --           (5,072)
                                                          -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                     --             --            6,713
   Proceeds from issuance of common stock                        --            7,727         17,727
   Proceeds from exercise of stock options                     71,000        121,500        246,750
   Note Receivable from sale of stock                          16,000        (21,078)        (5,078)
   Payment of note payable - related parties                  (11,573)        68,050         59,341
                                                          -----------    -----------    -----------

     Net cash provided by financing activities                 75,427        176,199        325,453
                                                          -----------    -----------    -----------

Net increase in cash and cash equivalents                     (21,753)         4,756          4,759
Cash and cash equivalents at beginning of period               25,345            121            118
                                                          -----------    -----------    -----------

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS For the six months
                 ended June 30, 2004 and 2005
              and from inception (August 1, 2003 to June 30, 2005)
                                   (Unaudited)


                         (Continued from preceding page)


                                                                                        Inception to
Supplemental disclosure of cash flow information:             2004           2005      June 30, 2005
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of period                $     3,592    $     4,877    $     4,877
                                                          ===========    ===========    ===========

    Interest paid during the period                       $      --      $      --      $      --
                                                          ===========    ===========    ===========
    Income taxes paid during the period                   $      --      $      --      $      --
                                                          ===========    ===========    ===========

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

1. Summary of significant accounting policies

     Restatement of Cash Flow Statements:

     The Cash flow statements were restated to make the presentation of the cash flow statement consistent with prior periods. The cash statement was changed to include the amounts paid for all stock and stock options issued for services, accounts payable and interest payable on notes on one line in the cash used from operating activities for a total of $882,826 for the six months ended June 30, 2004 and $ 1,585,529 from inception to June 30, 2005. The amount of $151,187 for the six months ended, June 30, 2005 remained unchanged. The net cash used in operating activities for the six months ended, June 30, 2004 was changed to $63,418 from $295,668 and the cash used from operating activities from inception to June 30, 2005 was changed to $315,622 from $547,515. The net cash flow provided by financing activities was changed to $75,427 from $307,677 for the six months ended, June 30, 2004 and the net cash flow provided by financing activities was changed to $325,453 from $557,703 for the period inception to June 30, 2005. The net cash flow provide by financing activities remained unchanged for the six months ended, June 30, 2005.

2. Delinquent amounts payable

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

                                               2004         2005
                                            ----------    ---------

        Net loss - as reported               $(505,216)   $(110,720)
        Net loss - pro forma                  (505,216)    (121,250)
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

Item 3. Controls and Procedures
A review and evaluation was performed by the Company's management, including the Company's CEO and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly report. Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.
There have been no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 6. Exhibits

Exhibit 31.1 Certification of CEO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of CEO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of CFO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARETE INDUSTRIES, INC.


Date: November 21, 2005

By:  /s/ Charles Gamber
    -------------------------------------------------
    Charles Gamber, CEO
    Principal Executive Officer

By: /s/ John Herzog
    --------------------------------------------------
    John Herzog, Interim CFO
    Interim Principal Financial and Accounting Officer