Form 10QSB
period 2005-09-30
ARETE INDUSTRIES INC
filed 2005-11-21
CIK 820901

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


                    For the period ended: September 30, 2005
                                          ------------------

                                       or

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the transition period from ___________ to _____________


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



                    P.O. Box 141, Westminster, CO 80036-0141
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                 [ ] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 19, 2005, Registrant had 262,155,754 shares of common stock, No par value, outstanding.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

Consolidated Financial Statements:

Index to Consolidated Financial Statements                                1

Consolidated Balance Sheet at December 31, 2004
and September 30, 2005 (unaudited)                                        2

Consolidated Statements of Operations for the Three
Months and Nine Months Ended September 30, 2004
and 2005 (unaudited)                                                      3

Consolidated Statement of Stockholders' Deficit for
the Nine Months Ended September 30, 2005 (unaudited)                      4

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2004 and 2005 (unaudited)                     5-6

Notes to Unaudited Consolidated Financial Statements
at September 30, 2005                                                    7-10

Item 2
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                11-16

Item 3                                                                   16

Part II - Other Information                                              17

Signatures                                                               18

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                       December 31, 2004 and Sept 30, 2005
                                   (Unaudited)


                                     ASSETS

                                                                  2004            2005
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $        121    $        666
    Prepaid expenses                                                 3,000           3,000
                                                              ------------    ------------

      Total current assets                                           3,121           3,666

Furniture and equipment, at cost net of accumulated
    depreciation of $15,704 (2004) and $17,325 (2005)                3,969           2,347
                                                              ------------    ------------
Other Assets
    Investments held for sale                                         --             3,816
                                                              ------------    ------------

                                                              $      7,090    $      9,829

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 2)                                 $    262,019    $    221,192
    Accrued expenses                                               368,508         368,908
    Accrued payroll taxes (Note 2)                                 289,363         289,363
    Settlement due                                                  18,650          18,650
    Notes payable - related parties                                  3,437          31,661
                                                              ------------    ------------

      Total current liabilities                                    941,977         929,774

Commitments and contingencies (Notes 1, and 2)

Stockholders' deficit (Notes 5 and 6):
    Common stock, no par value; 499,000,000 shares
      authorized, 183,045,768 (2004) and 247,155,754 (2005)
      shares issued and outstanding                             11,811,498      12,133,179
    Accumulated deficit (including $1,617,978 accumulated
      during the development stage)                            (12,523,565)    (12,796,377)
    Notes receivable from sale of stock                           (222,820)       (256,747)
                                                              ------------    ------------

      Total stockholders' deficit                                 (934,887)       (919,945)
                                                              ------------    ------------

                                                              $      7,090    $      9,829
                                                              ============    ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS For the three months
                ended Sept 30, 2004 and 2005
                                   (unaudited)


                                                                  2004              2005
                                                              -------------    -------------
Revenue:
   Consulting revenue                                         $        --      $      72,500
                                                              -------------    -------------

Operating expenses:
   Depreciation                                                         607              423
   Rent                                                               3,500            2,390
   Other operating expenses                                         192,240           50,675
                                                              -------------    -------------

     Total operating expenses                                       196,347           53,488

       Total operating loss                                        (196,347)          19,012

Other income (expense):
   Loss on sale of investments                                      (19,545)            --
   Interest expense                                                  (4,800)            --
   Interest and miscellaneous income                                  3,282             --
                                                              -------------    -------------

     Total other income (expense)                                   (21,063)            --

Net loss from continuing operations                                (217,410)          19,012


Extingusihment of Debt (Note 2)                                       7,631            8,815
                                                              -------------    -------------

Net loss (Note 3)                                             $    (209,779)   $      27,827
                                                              =============    =============

Basic and diluted loss per share from continuing operations   $ *              $ *
                                                              =============    =============

Basic and diluted loss per share                              $ *              $ *
                                                              =============    =============


Weighted average common shares outstanding                      155,200,000      241,800,000
                                                              =============    =============

* Less than $.01 per share

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the nine months ended Sept 30, 2004 and 2005
              and from inception (August 1, 2003 to Sept 30, 2005)
                                   (unaudited)


                                                                                                Inception to
                                                                  2004             2005         Sept 30, 2005
                                                              -------------    -------------    -------------
Revenue:
   Consulting revenue                                         $        --      $      72,500    $      72,500
                                                              -------------    -------------    -------------

Operating expenses:
   Depreciation                                                       1,585            1,621            4,197
   Rent                                                              10,000            8,935           31,513
   Other operating expenses                                         819,039          284,349        1,665,489
                                                              -------------    -------------    -------------

     Total operating expenses                                       830,624          294,905        1,701,199
                                                              -------------    -------------    -------------

      Total operating loss                                         (830,624)        (222,405)      (1,628,699)

Other income (expense):
   Gain (Loss) on Sale of Investments                               (10,502)            --            (10,502)
   Interest expense                                                 (13,245)            (903)         (37,314)
   Interest and miscellaneous income                                  9,847           10,365           23,494
                                                              -------------    -------------    -------------

     Total other income (expense)                                   (13,900)           9,462          (24,322)
                                                              -------------    -------------    -------------

Net loss from continuing operations                                (844,524)        (212,943)      (1,653,021)

Extingusihment of Debt (Note 2)                                      54,054            8,815           62,869

Net loss (Note 3)                                             $    (790,470)   $    (204,128)   $  (1,590,152)
                                                              =============    =============    =============

Basic and diluted loss per share from continuing operations   $       (0.01)             $ *    $       (0.01)
                                                              =============    =============    =============

Basic and diluted loss per share                              $       (0.01)             $ *    $       (0.01)
                                                              =============    =============    =============


Weighted average common shares outstanding                      134,000,000      217,900,000      162,900,000
                                                              =============    =============    =============

* Less than $.01 per share

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the nine months ended September 30, 2005
                                   (Unaudited)

                                                     Common stock                  Accumulated
                                                       Shares        Amount          deficit
                                                   ------------    ------------   ------------
Balance, December 31, 2004                          183,045,768    $ 11,811,498   $(12,523,565)

    Exercise of stock options (Note 5)               20,000,000         121,500           --

    Issuance of common stock to employees
      and consultants for services (Note 5)          42,545,751         192,454           --

    Purchase of stock by directors in connection      1,564,235           7,727           --
      with granted purchase rights

    Dividend of Subsidiary Stock                           --              --          (68,684)

    Net loss for the nine months ended
      September 30, 2005                                   --              --         (204,128)
                                                   ------------    ------------   ------------

Balance, September 30, 2005                         247,155,754    $ 12,133,179   $(12,796,377)
                                                   ============    ============   ============




                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the nine months ended Sept 30, 2004 and 2005
              and from inception (August 1, 2003 to Sept 30, 2005)
                                   (Unaudited)

                                                                                        Inception to
                                                             2004            2005     September 30, 2005
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                               $  (790,470)   $  (204,128)   $(1,590,152)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                            1,585          1,621          4,197
       Stock  and options issued for services,
         accounts payable, and interest on notes              764,026        192,454      1,626,796
       Changes in assets and liabilities:
         Interest receivable                                   (9,847)          --           44,325
         Inventory                                               --             --           25,243
         Prepaid expenses                                     (26,000)          --           (3,000)
         Accounts payable                                     (26,034)       (40,826)       (94,077)
         Accrued expenses                                    (220,790)           400       (207,990)
                                                          -----------    -----------    -----------

           Total adjustments                                  482,940        153,649      1,395,494
                                                          -----------    -----------    -----------

       Net cash used in operating activities                 (307,530)       (50,479)      (194,658)

Cash flows from investing activities:
   Purchase of property and equipment                          (5,071)          --           (5,072)
   Purchase of Investment held for sale                          --           (3,816)        (3,816)
                                                          -----------    -----------    -----------

       Net cash provided (used) by investing activities        (5,071)        (3,816)        (8,888)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                     --             --            6,713
   Proceeds from issuance of common stock                        --            7,727         17,727
   Proceeds from exercise of stock options                     73,500        121,500        246,750
   Proceeds from stock subscriptions                            1,500           --
   Note Receivable from sale of stock                          16,000        (33,927)       (17,927)
   Pyament of dividend of subsidary stock                        --          (68,684)       (68,684)
   Payment of note payable - related parties                  (10,725)        28,224         19,515
                                                          -----------    -----------    -----------
     Net cash provided by financing activities                 80,275         54,840        204,094
                                                          -----------    -----------    -----------

Net increase in cash and cash equivalents                    (232,326)           545            548
Cash and cash equivalents at beginning of period               25,345            121            118
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of period                $  (206,981)   $       666    $       666
                                                          ===========    ===========    ===========

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

1. Summary of significant accounting policies

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2004 and September 30, 2005, and the results of operations and cash flows for the periods ended September 30, 2004 and 2005. The Company is currently considered to be in the development stage as more fully defined in Financial Accounting Standards Board Statement No. 7. The Company has not generated any revenues from its activities in the oil and gas business.

     The Company formed Global Direct Marketing Services in October 1998 as an operating subsidiary for its then ongoing operations as a direct mail cooperative coupon advertising business. Certain assets and liabilities of Arete were contributed to Global. The consolidated financial statements of the Company include the accounts of Arete for the entire period, the accounts of Global since inception, and Aggression Sports, Inc., a majority owned subsidiary, now inactive, since October 1, 2001 and Colorado Oil and Gas Inc. formed December 2004 (inception) to August 30, 2005. All intercompany accounts have been eliminated in the consolidation. All operations prior to August 1, 2003 have been reclassified as discontinued.

     Since August 1, 2003, the Company's financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations. (See: Note 4 - Discontinued Operations)

     The Company has incurred significant losses and at September 30, 2005, the Company has a working capital deficit of $ 926,108 and a stockholders' deficit of $ 919,945. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005



2. Delinquent amounts payable

     As of September 30, 2005, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

4.   Discontinued Operations

     The Company's decision to pursue projects and investments in traditional oil and gas as well as the `New' alternative and renewable Energy business is an entirely new business direction that required that it take the decisive step to formally discontinue its former operations beginning August 1, 2003. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current three month period of this reclassification. During March 2000, the Company abandoned the direct mail and coupon business. At September 30, 2005, the remaining liabilities of this division were $58,230 in unpaid payroll taxes. As of the year ended December 31, 2004, and the nine months ended September 30, 2005, $54,054 and $ 0 respectively, of debt were reclassified as extinguished. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At September 30, 2005, the remaining liabilities of this division were $91,077 in trade payables and $79,351 in unpaid payroll taxes. During the current quarter, the company resolved to dissolve its two subsidiaries and has initiated procedures to close out all inter-company accounts and consolidating accounts related to these subsidiaries.

5. Stock transactions

     During the nine months ended September 30, 2005, the Company issued a total of 42,485,751 common shares for compensation of officers, directors and consultants, valued at an aggregate of $192,450, and issued 21,564,235 shares on exercise of compensatory stock options and compensatory stock purchase rights for proceeds to the Company of $129,227.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005



5. Stock transactions (continued)

     On March, 16, 2005, the Company and the CEO agreed to settle all consulting services accrued through March 30, 2005 with a Convertible Promissory Note for $60,000 with 8% interest from March 30, 2005 due on demand after July 1, 2005. The Promissory Note converts into 10,000,000 registered common shares at $0.006 per common share. In addition, in consideration for the payment of 10,000,000 registered common shares valued at $48,000, representing compensation through June 30, 2005, the CEO agreed to terminate his consulting agreement and negotiate quarterly compensation with the compensation committee of the board each quarter commencing July 1, 2005. During the nine months ended September 30, 2005 $30,000 of the note was converted. The CEO resigned in July 2005. A new CEO was hired off the Board of Directors and for the three months ended September 30, 2005 the new CEO was issued 3,000,000 shares representing $12,000 as compensation for that period including serving on the Broad of Directors.

     Also, during the six months ended September 30, 2005, 2,000,000 stock options granted to the CEO in prior periods expired, and 2,000,000 stock options granted to a consultant also expired.

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

                                                 2004           2005
                                             -----------    ------------

        Net loss - as reported               $ (505,216)   $ (110,720)
        Net loss - pro forma                   (505,216)     (121,250)
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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


6. Dividend distribution of Colorado Oil & Gas, Inc.

     During the fourth quarter of fiscal year ended December 31, 2004, the Company formed a new subsidiary, Colorado Oil and Gas, Inc. ("COG") to pursue acquisitions of producing oil and gas properties that were presented by one of the Company's directors. In the first quarter of 2005, the Company began pursuing acquisition of a specific property for this subsidiary and authorized three of its directors to become officers and directors of the new subsidiary company to begin due diligence and negotiations for acquisition of this prospect. Should this prospect prove viable after full investigation, it is the Company's intent to complete capitalization of the subsidiary and upon completion of an acquisition, of which there is no assurance.

     In April, 2005, the Company granted two directors stock compensation in the amount of 2,500,000 common shares each as well as stock options to purchase 2,500,000 shares of common stock for $0.004 per share for their services in bringing this prospect into the Company and completing the deal. On May 4, 2005,COG, issued a total of 700,000 shares of its common stock as founders shares of which 550,000 shares were issued to the Company, or 78.6% and 150,000 common shares, or 21.4% of the total amount issued, were issued in equal portions to each of the subsidiary's three directors (who are also directors of the Company.) The Company has advanced $50,000 to COG for costs of acquisition of oil and gas properties. During the third quarter of 2005 the Company received 250,000 more shares of COG in exchange for the advances. In September 2005, the Company issued a dividend of approximately 900,000 shares of its COG stock to its shareholders at a ratio of one share of COG for two hundred fifty shares of the Company's shares held at the record date (September 9, 2005) The Company still retains approximately 50,000 shares of COG at September 30, 2005. The Company carries the balance of its stock as an investment held.

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

During the Third Quarter of 2003, we began to pursue acquiring direct participations in traditional oil and gas projects as well as sponsoring and financing alternative and renewable energy projects. This included pursuing lower-risk projects involving overlooked and by-passed reserves of domestic oil and gas, and seeking funding through professional equity funds looking specifically for such opportunities. Since inception of our new development stage, we have reviewed numerous prospects and pursued funding and acquisition efforts for two specific deals through an oil and gas investment banking consultant which we contracted in June of 2004. Ultimately, the first deal was terminated without cause by the seller of that project in April of 2004, and after significant evaluation and due diligence on our part, the second group of prospects initiated in May of 2004 did not qualify for financing, and in the first quarter of 2005, we terminated our negotiations with the seller group for this prospect. During the nine month period 2005, we decided to pursue a much smaller and ostensibly easier prospect to acquire and fund which included a number of producing shallow wells in Colorado with several potential re-entry and in-field development wells for total cost of under $3 Million. That deal is currently being pursued through a new subsidiary of the Company that will be operated by three of our outside directors. We believe that this prospect can be purchased partially with debt against its existing production, and with one or more tranches of equity funding for the balance of the purchase price and drilling and completion costs for the new and re-entry wells. If successful, this prospect will cover operating costs of a small operation and possibly additional investment capital for other prospects. The subsidiary was spun-off to the shareholders of the Company in September 2005 on a pro rata basis of 1 for 250 to shareholders of record on September 9, 2005. The subsidiary will continue to pursue the oil and gas business on its own and file to register its stock during the first half of 2006.

We have encountered numerous challenges to date ranging from competition for prospects from parties with better staffing, track records and financing to the extraordinary costs and time involved in developing and validating data about prospective acquisition targets. The costs and time involved in pursuing this business plan are substantial and are compounded by our lack of qualified personnel, and the expense involved in maintaining the Company's compliance responsibilities under the federal securities laws. We have decided to address these challenges by pursuing different acquisition and financing strategies through a separate corporate subsidiary in order to attract different oil and gas prospects and funding sources (see above discussion). Therefore, the Company is not going to continue to pursue the business of oil and gas and the board has decided to find a merger candidate for the Company.

Due to the fact that the Company presently relies exclusively upon contributions of time and operating cash from its directors and officers to pursue its business plan, which has been increasingly taxing on these individuals, and has resulted in substantial dilution to the Company's shareholders. It has become the chief priority of management to achieve cash flow sufficient to meet current operating obligations and find a merger candidate that would provide cash flow for the Company, management and administrative help, and create needed value for the Company's shareholders. The board of directors have reviewed several candidates during the last several months, including one from the prior CEO. The board at present has three active candidates and expects to sign and announce a letter of intent before mid December 2005.

We continue our efforts to compromise or resolve outstanding obligations including accrued employee compensation, withholding and other taxes, operating and trade payables of the Company and its former subsidiary operations.

While we are very optimistic about our progress in developing these projects, no assurances can be made that the current projects will result in any significant revenue for operations in the immediate future.

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

As of September 30, 2005, the Company had $9,829 in total assets. This compares to total assets of $7,090 as of the fiscal year ended December 31, 2004. Total liabilities were $929,774 as of September 30, 2005 compared to $941,977 as of the fiscal year ended December 31, 2004. During the nine months ended September 30, 2005, total liabilities were decreased by $12,203. Operating losses from continuing operations were $212,128 and the net loss for the nine months ended September 30, 2005 was $204,128 that contributes to the accumulated deficit as of September 30, 2005 of $12,796,377, as compared to an accumulated deficit as of December 31, 2004 of $129,227 (See: Note 1 to Financial Statements.)

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of $58,230 in unpaid payroll taxes. During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At June 30, 2005, the remaining liabilities of this subsidiary were $91,077 in trade payables and $79,351 in unpaid payroll taxes. As of September 30, 2005, the consolidated entity owes $289,363. (See: Notes 1 and 2 to Financial Statements.)

During the quarter ended September 30, 2005, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the nine months ended September 30, 2005, the Company paid $192,450 in compensation to officers and directors, paid $129,227 to consultants and professionals.

As of September 30, 2005, executive salaries and bonuses of $286,624 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members together with a note receivable for exercise of a stock option of $4,000 from a third party for a total of $222,820.

Results of Operations

As stated above, the Company discontinued former operations and set about pursuing a new business plan in the energy industry as a development stage entity and reported results of continuing operations and of discontinued operations separately for the current period and the comparable period of fiscal 2004.

The Company had consulting revenues of $72,500 from operations during the nine months ended September 30, 2005, and no revenues during the comparable period ended September 30, 2004. Net loss from continuing operations for the nine months ended September 30, 2005 was $212,128 as compared to a net loss from continuing operations of $844,524 for the nine months ended September 30, 2004. The net loss during the nine months ended September 30, 2005 was offset by $8,815 in extinguishment of debt resulting in an aggregate loss of $204,128 as compared to the net loss for the nine months ended September 30, 2004 of $790,470 that was offset by $54,054 in extinguishment of debt. Net income from continuing operations for the quarter ended September 30, 2005 was $19,012 as compared to a net loss from continuing operations of $217,410 for the quarter ended September 30, 2004. The net income during the quarter ended September 30, 2005 was added to $8,815 in extinguishment of debt resulting in net income of $27,827 as compared to a net loss of $209,779 that included extinguishment of debt income of $7,631.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of September 30, 2005 of $926,108. This compares to a working capital deficit of $938,856 as of December 31, 2004. During the nine months ended September 30, 2005 an aggregate of 64,049,986 shares of common stock were issued for aggregate consideration of $321,677 (for an average of $0.00502 per share).

The Company had a stockholder's deficit at September 30, 2005 of $919,945. This is compared to stockholder's deficit at December 31, 2004 of $934,887. The stockholder's deficit decrease was due the Company's operating loss, dividend of the subsidiary stock, and offset by the payment of services with the issuance of stock and the exercise of stock options for cash.

At September 30, 2005, the Company had no material commitments for capital expenditures.

Due to its ongoing liquidity issues, the Company has defaulted on several short term obligations including for its operating overhead, trade payables, and state and federal employment taxes, resulting in tax liens being imposed on the Company's assets, which will have to be resolved with an infusion of new capital, of which no assurances can be made.

Management believes that the Company will experience significant difficulty internally raising significant additional equity capital or debt until these matters have been resolved and the Company has eliminated a substantial amount of its outstanding debt and/or the potential merger of an operating company, of which there is no assurance.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the nine months ended September 30, 2005, there were no material pending legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

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

ARETE INDUSTRIES, INC.


Date: November 21, 2005

By: /s/ Charles Gamber
   --------------------------------------------------------
   Charles Gamber, CEO
   Principal Executive Officer

By: /s/ John Herzog
   --------------------------------------------------------
   John Herzog, Interim CFO
   Interim Principal Financial and Accounting Officer