Form 10QSB/A
period 2005-09-30
ARETE INDUSTRIES INC
filed 2005-11-21
CIK 820901

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

           For the transition period from ____________ to ____________



                        Commission File Number 33-16820-D
                                               -----------


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

                                EXPLANATORY NOTE

      The following is Amendment No. 1 to the Quarterly Report on Form 10-QSB for the three months ended March 31, 2004 and 2005 (the "Form 10-QSB") of ARETE INDUSTRIES, INC. This Amendment No. 1 is being filed to reflect certain restatements of the Company's consolidated financial statements for the periods ended March 31, 2004 and 2005 (see Note 1 of Notes to Consolidated Financial Statements), the auditor's and to revise certain disclosures and presentations in other parts of the Form 10-QSB to be consistent with the restated consolidated financial statements. This Amendment amends and supplements Item 3 of Part I. All other statements and provisions in the Form 10-QSB have not been updated and remain unchanged.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

Consolidated Financial Statements:

Index to Consolidated Financial Statements                                  1

Consolidated Balance Sheet at December 31, 2004
and March 31, 2005 (unaudited)                                              2

Consolidated Statements of Operations for the Three
Months Ended March 31, 2004 and 2005 (unaudited)                            3

Consolidated Statement of Stockholders' Deficit for
the Three Months Ended March 31, 2005 (unaudited)                           4

Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2004 and 2005 (unaudited)                            5

Notes to Unaudited Consolidated Financial Statements
at March 31, 2005                                                           7

Item 2
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        12

Part II - Other Information                                                17

Signatures                                                                 18

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
                                   (unaudited)


                                                                                                 Inception to
                                                                  2004              2005        March 31, 2005
                                                              -------------    -------------    -------------
Operating expenses:
   Depreciation                                               $         372    $         592    $       3,168
   Rent                                                               3,125            3,170           25,748
   Other operating expenses                                         531,976          106,271        1,487,411
                                                              -------------    -------------    -------------
     Total operating expenses                                       535,473          110,033        1,516,327
                                                              -------------    -------------    -------------

      Total operating loss                                         (535,473)        (110,033)      (1,516,327)

Other income (expense):
   Loss on Sale of Investments                                         --               --            (10,502)
   Interest expense                                                  (4,192)            (687)         (37,098)
   Interest and miscellaneous income                                  3,282             --             13,129
                                                              -------------    -------------    -------------

     Total other income (expense)                                      (910)            (687)         (34,471)
                                                              -------------    -------------    -------------

Net loss from continuing operations                                (536,383)        (110,720)      (1,550,798)

Extingusihment of Debt (Note 2)                                      31,167             --             54,054
                                                              -------------    -------------    -------------

Net loss (Note 3)                                             $    (505,216)   $    (110,720)   $  (1,496,744)
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
                                   (Unaudited)

                                                          Common stock           Accumulated
                                                      Shares         Amount        deficit
                                                   ------------   ------------   ------------
Balance, December 31, 2004                          183,045,768   $ 11,811,498   $(12,523,565)

    Exercise of stock options (Note 5)                1,000,000          6,000           --

    Issuance of common stock to employees
      and consultants for services (Note 5)          16,724,864         81,592           --

    Purchase of stock by directors in connection        970,000          5,350
      with granted purchase rights                         --


    Net loss for the three months ended
      March 31, 2005                                       --             --         (110,720)
                                                   ------------   ------------   ------------

Balance, March 31, 2005                             201,740,632   $ 11,904,440   $(12,634,285)
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
                                   (Unaudited)

                                                          As restated                   As restated
                                                           (note 1)                    Inception to
                                                             2004            2005      March 31, 2005
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                               $  (505,216)   $  (110,720)   $(1,496,744)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                              372            592          3,168
       Stock  and options issued for services,
         accounts payable, and interest on notes              751,060         81,592      1,515,934
       Changes in assets and liabilities:
         Interest receivable                                   (3,283)          --           44,325
         Inventory                                               --             --           25,243
         Prepaid expenses                                        --          (48,000)       (51,000)
         Accounts payable                                     (44,623)         7,796        (45,455)
         Accrued expenses                                    (228,430)           400       (207,990)
                                                          -----------    -----------    -----------
           Total adjustments                                  475,096         42,380      1,284,225
                                                          -----------    -----------    -----------

       Net cash used in operating activities                 ( 30,120)       (68,340)      (212,519)
                                                          -----------    -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                          (5,071)          --           (5,072)
   Purchase of Stock Investments                              (55,268)          --             --
                                                          -----------    -----------    -----------

       Net cash provided (used) by investing activities       (60,339)          --           (5,072)
                                                          -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock                     --             --            6,713
   Proceeds from issuance of common stock                        --            5,350         15,350
   Proceeds from exercise of stock options                     71,000          6,000        131,250
   Note Receivable from sale of stock                          15,000           --           16,000
   Payment of note payable - related parties                  (11,573)        57,750         49,041
                                                          -----------    -----------    -----------

     Net cash provided by financing activities                 74,427         69,100        218,354
                                                          -----------    -----------    -----------

Net increase in cash and cash equivalents                     (16,032)           760            763
Cash and cash equivalents at beginning of period               25,345            121            118
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of period                $     9,313    $       881    $       881
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
                                   (Unaudited)

                         (Continued from preceding page)

                                                                                       Inception to
Supplemental disclosure of cash flow information:             2004           2005     March 31, 2005
                                                          -----------    -----------    -----------
    Interest paid during the period                       $      --      $      --      $      --
                                                          ===========    ===========    ===========
    Income taxes paid during the period                   $      --      $      --      $      --
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

                    ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005



1. Summary of significant accounting policies (Continued)

     Restatement of Cash Flow Statements:

     The Cash flow statements were restated to make the presentation of the cash flow statement consistent with prior periods. The cash statement was changed to include the amounts paid for all stock and stock options issued for services, accounts payable and interest payable on notes on one line in the cash used from operating activities for a total of $751,060 for the three months ended March 31, 2004 and $ 1,515,934 from inception to March 31, 2005. The amount of $81,592 for the three months ended, March 31, 2005 remained unchanged. The net cash used in operating activities for the three months ended, March 31, 2004 was changed to $30,120 from 262,370 and the cash used from operating activities from inception to March 31, 2005 was changed to $212,519 from $444,769. The net cash flow provided by financing activities was changed to $74,427 from $306,677 for the three months ended, March 31, 2004 and the net cash flow provided by financing activities was changed to $218,354 from $450,604 for the period inception to March 31, 2005. The net cash flow provide by financing activities remained unchanged for the three months ended, March 31, 2005.

2. Delinquent amounts payable

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

During the Third Quarter of 2003, we began to pursue acquiring direct participations in traditional oil and gas projects as well as sponsoring and financing alternative and renewable energy projects. This included pursuing lower-risk projects involving overlooked and by-passed reserves of domestic oil and gas, and seeking funding through professional equity funds looking specifically for such opportunities. Since inception of our new development stage, we have reviewed numerous prospects and pursued funding and acquisition efforts for two specific deals through an oil and gas investment banking consultant which we contracted in June of 2004. Ultimately, the first deal was terminated without cause by the seller of that project in April of 2004, and after significant evaluation and due diligence on our part, the second group of prospects initiated in May of 2004 did not qualify for financing, and in the first quarter of 2005, we terminated our negotiations with the seller group for this prospect. In the current period, we decided to pursue a much smaller and ostensibly easier prospect to acquire and fund which included a number of producing shallow wells in Colorado with several potential re-entry and in-field development wells for total cost of under $3 Million. That deal is currently being pursued through a new subsidiary of the Company that will be operated by three of our outside directors. We believe that this prospect can be purchased partially with debt against its existing production, and with one or more tranches of equity funding for the balance of the purchase price and drilling and completion costs for the new and re-entry wells. If successful, this prospect will cover operating costs of a small operation and possibly additional investment capital for new prospects. Additionally, the CEO intends to continue to seek out oil and gas re-work and re-entry prospects through a second subsidiary company, looking to acquire funding through our investment banking consultant's contacts and/or private investors through a private placement through a joint venture or limited liability entity.

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