Form 10KSB/A
period 2004-12-31
ARETE INDUSTRIES INC
filed 2006-02-28
CIK 820901

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 AMENDMENT NO. 1


[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
      Act of 1934

      For the fiscal year ended December 31, 2004 Commission file No. 33-16820-D

                                       OR

[  ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934.


                             ARETE INDUSTRIES, INC.
       -------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Colorado                                        84-1508638
     ----------------------------                       ---------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification Number)


                     P.O. Box 141 Westminster, CO 80036-0141
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (303) 652-3113
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS
          -------------------------------------------------------------

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 YES [ ] NO [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
          -------------------------------------------------------------

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

None

Transitional Small Business Disclosure Format:  Yes [  ]    No [  X ]

                                EXPLANATORY NOTE

     The following is Amendment No. 1 to the Annual Report on Form 10-KSB for the period ended December 31, 2004 (the "Form 10-KSB") of ARETE INDUSTRIES, INC. This Amendment No. 1 is being filed to reflect certain restatements of the Company's consolidated financial statements for the period ended December 31, 2004 (see Note 1 of Notes to Consolidated Financial Statements), the auditor's opinion, and to revise certain disclosures and presentations in other parts of the Form 10-KSB to be consistent with the restated consolidated financial statements. This Amendment amends and supplements Item 8A of Part II. All other statements and provisions in the Form 10-KSB have not been updated and remain unchanged.

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

In the fourth quarter of 2004, the Company formed a new subsidiary to pursue an acquisition of one of the mentioned prospects with a number of producing wells and several potential new in-field or offset wells in Northeastern Colorado. The subsidiary was initially capitalized by small cash contributions made personally by three of the Company's outside directors including the introducing director for an aggregate of 15% of the new subsidiary's common stock with the understanding that the Company would receive the other 85% of the founders' stock. It is contemplated that this prospect would, if possible, be financed through a portion of short-term bank financing plus private equity through third parties which will in all likelihood dilute the Company's equity position by an as yet undetermined amount. At this time, the subsidiary is negotiating terms of an acquisition agreement subject to financing and completion of due diligence, which is targeted to be completed during the second quarter of fiscal year 2005. In the event that this transaction does close, it is the intent of the Company and the three outside directors, to pursue a dividend spin-off of this subsidiary to the Company's shareholders during fiscal year 2005, of which there can be no assurance that a purchase agreement will be executed or that proposed debt and equity financing will be completed in any agreed upon time frame, if ever. Additionally, the three outside directors who are acting as the board and executive officers of the new subsidiary will directly benefit from their equity and management positions in the new subsidiary and as such, their dealings will not be considered at arm's length with the Company or the subsidiary. (See: Certain Relationships and Related Transactions, Transactions with Management and Others.)

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

                                STOCK QUOTATIONS

Fye 12/31/03                                        BID

         Quarter Ending                  High                 Low
         --------------                  ----                 ---

                  3/31/03           0.03                      0.01
                  6/30/03           0.029                     0.01
                  9/30/03           0.019                     0.01
                 12/31/03           0.069                     0.01

Fye 12/31/04

         Quarter Ending                  High                 Low
         --------------                  ----                 ---

                  3/31/04           0.038                     0.016
                  6/30/04           0.03                      0.0102
                  9/30/04           0.011                     0.005
                 12/31/04           0.022                     0.005

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

Financial Condition

During fiscal year ended December 31, 2004, we have principally written down assets held for disposal from discontinued operations either entirely or by a percentage that we have estimated would reasonably be recovered from liquidation or by selling the entire business opportunity outright to a third party. As of December 31, 2004, the Company had $7,090 in total assets after a write-off of $50,890 in accrued interest receivable and $25,243 of inventory and molds held for disposal relative to discontinued operations. This compares to total assets of $89,438 as of December 31, 2003. Total liabilities were

$941,977 as of December 31, 2004 compared to $1,193,123 as of December 31, 2003. Accounts payable and accrued expenses at December 31, 2004 were $919,890 as compared to $1,162,900 at December 31, 2003. During the fiscal year ended

December 31, 2004, liabilities were reduced by $251,146 including $54,054 from extinguishment of debt and $232,250 in payment of accrued wages to the CEO with common stock. The operating losses from continuing operations of $977,037 and extinguishment of debt of $54,054 resulted in a net loss of $922,983 contributing to the accumulated deficit as of December 31, 2004 of $12,523,565, as compared to an accumulated deficit as of December 31, 2003 of $11,600,582. (See:
Note 1 to Financial Statements.)

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


Item 8-A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB the Company carried out an evaluation, under the supervision and with the participation of the Company's CEO/Acting Chief Financial Officer and the Chairman of the Audit Committee, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such terms are defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended) (the "Exchange Act"). Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes to the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.


                                    PART III

Item 9- Directors, Executive Officers, Promoters and Control persons:
        Compliance with Section 16(a) of the Exchange Act.

(a) Officers and Directors
--------------------------

Thomas P. Raabe (51) Chairman and CEO
-------------------------------------
Mr. Raabe has served as Chief Executive Officer and a Director of the Company since May 1, 1998. Mr. Raabe formerly served as special securities and business counsel on specific projects from time to time for the Company since approximately 1994. Mr. Raabe has 18 years experience as an entrepreneurial attorney and business consultant, practicing law in Colorado and representing corporate clients in complex situations across the nation. As a solo practitioner, Mr. Raabe has specialized in securities transactions and compliance, entity formation and governance, business reorganizations, mergers and acquisitions, and technology protection and exploitation. Mr. Raabe has been a founder, director and/or counsel for a number of start-up and development stage companies including robotics, high technology, durable medical equipment, advanced composites, optics, engineering, film entertainment and most recently, outdoor and extreme sports ventures. Mr. Raabe has been involved as special counsel for a number of public and private companies with the responsibility to design and execute corporate finance transactions, turn-arounds and capital restructuring projects and corporate securities compliance for several Securities Exchange Act reporting companies. Prior to joining the Company as CEO in May of 1998, Mr. Raabe entered into a letter of intent with the Company to acquire an entity he controlled to pursue acquisitions of outdoor sports businesses through his contacts. In February 1998, a press release was issued concerning this transaction and a potential acquisition candidate, which was later made subject of an enforcement action against the Company by the Commission. This action has been settled as of October 2001 in which Mr. Raabe and the Company agreed to consent to imposition of an administrative order against them, without Mr. Raabe or the Company admitting or denying the findings of fact contained therein, and without the imposition of any financial or other sanctions against them, to cease and desist from committing or causing any violations and any future violations of Sections 10(b), 15d-1 and 15d-3 of the Exchange Act and Rules 10b-5, 15d-1 and 15d-13, thereunder. Mr. Raabe received his undergraduate degree in political science from the University of Denver and his Juris Doctorate from the University of Denver, College of Law, in 1981. In addition, Mr. Raabe pursued a graduate degree in Mineral Economics jointly with his law degree and completed three semesters graduate course work and comprehensive examinations toward a doctorate degree from the Colorado School of Mines.

William W. Stewart (43) Director.
---------------------------------
Mr. Stewart joined the board of directors on December 19, 2001 at the time the Company entered into a Letter of Intent with Mr. Stewart to form a subsidiary corporation to pursue acquisition and management of minor league sports franchises. From December, 2001 until August, 2002, Mr. Stewart ran the operations and directed the business plan of Eagle Capital Funding Corp. (Eagle Capital) to pursue capital funding projects, In addition to serving as an outside director, Mr. Stewart provides consulting services to the Company relating to corporate finance, mergers and acquisitions. (See - Certain Transactions with Management and Others). From 1986 to 1994, Mr. Stewart worked in the brokerage industry as an NASD licensed registered representative. He started his career with Boettcher and Company of Denver, Colorado and left the Principal Financial Group of Denver, Colorado in 1994 to open his own small-cap investment firm, S.W. Gordon Capital, Inc., where he has been its president since 1994 to the present. He has consulted with many small companies, both public and private, on capital formation and mergers and acquisitions. Mr. Stewart formerly served as CEO and is an owner of Larimer County Sports, LLC, a Colorado Limited Liability Company, which owns the Colorado Eagles Hockey Club a minor league professional hockey franchise in northern Colorado. Mr. Stewart was born in The Pas, Manitoba, Canada. Mr. Stewart attended the University of Denver on a full athletic scholarship where he played hockey from 1979 to 1983 as right wing and served as assistant captain during his senior year. Mr. Stewart graduated with a BS, Business Administration from the University of Denver in 1983, with honors as a Student Athlete.

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

Mr. Gamber received a bachelors degree in Business Administration from Western State College in 1973.

John R. Herzog (61) Director.
-----------------------------
Mr. Herzog joined the Company's Board of Directors in September of 2003, serving as independent Director, and as a member of the Company's Audit, Policy, Nomination and Compensation Committees. He brings a depth of concrete practical and entrepreneurial experience in business start-ups, turn-arounds, technology oriented business and technology development projects.

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

Item 10 - Executive Compensation

Summary Compensation Table

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three completed fiscal years, and have been adjusted to reflect a reverse stock split of 20 to 1 effective July 15, 2002:

    =======================================================================================================================
                           SUMMARY COMPENSATION TABLE
    -----------------------------------------------------------------------------------------------------------------------
                                                                                Long Term Compensation
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
    -------------- ------------ -------------- ------------ ------------- ----------- ------------- ---------- ------------

----------------
(1) During 2002, Mr. Raabe forgave $75,000 in accrued salary for previous periods, accrued $60,000 in salary for the first two quarters of 2002 and was paid $26,000 in the form of 2,000,000 shares of common stock. After accruing the first two period's salary in 2002, Mr. Raabe discontinued accrual of his salary until the third quarter of 2003. During 2003, Mr. Raabe's employment arrangement was converted to an independent contractor agreement and was awarded an annual consulting fee of $180,000. He was paid $79,000 of this consulting fee in common stock plus was granted stock options to purchase 1,000.000 common shares for $16,500, 1,000,000 common shares for $15,500 and 5,000,000 common shares for $50,000, of which 2,000,000 shares were purchased during the Fourth Quarter of 2003 for $20,000 in cash and 2,000,000 stock options expired at the end of the first quarter of 2005. Mr. Raabe received $150,000 in registered common stock and accrued $30,000 in salary for 2004. He was granted stock options for 500,000 common shares during 2004. (See: Certain Transactions with Management and Others).

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

Option/SAR Grants Table

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

        =========================== =================== ===================== ================== =================
                   (a) (b) (c) (d) (e)
                                        Number of            % of Total
                                        Securites          Options/SAR's      Exercise or Base
                                        Underlying           Granted to         Price ($/Sh)
                   Name               Options/SAR's     Employees in Fiscal                      Expiration Date
                                       Granted (#)              Year
        =========================== =================== ===================== ================== =================
           Thomas P. Raabe (1)           500,000              100% (1)             $0.006            9/22/06
        --------------------------- ------------------- --------------------- ------------------ -----------------

----------------
(1) At the time of grant the exercise price exceeded the market price for the underlying common shares by 10%. The four outside directors received stock options during fiscal 2004 as part of their regular compensation, but have not been included in this calculation. See: Compensation of Directors, below.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values
   ==================== ================= ====================== ========================== ==========================
           (a)                                                     (b) (c) (d)
                                                                   (e) Number of
                                                                   Securities
                                                                   Value of
                                                                   Unexercised
                                                                  Underlying Unexercised          In-the-Money
                                                                     Options/SAR's at        Options/SAR's at FY-End
                                                                        FY-End (#)                   ($)(1)
                        Shares Acquired
                        on Exercise (#)                                Exercisable/               Exercisable/
          Name                             Value Realized ($)          Unexercisable              Unexercisable
   ==================== ================= ====================== ========================== ==========================
     Thomas P. Raabe           0                   $ -                   3,300,000                   $1,860
   -------------------- ----------------- ---------------------- -------------------------- -------------------------

----------------
(1) Value determined at closing trade on 12/31/04 of $0.0062/share for 300,000 options exercisable at $0.006 per share. The 3,000,000 stock options were out of the money as of 12/31/04.

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

                    Certain Beneficial Owners of More than 5%
       --------------- -------------------------------- -------------------- ----------------
             (1)                     (2)                          (3)              (4)
       --------------- -------------------------------- -------------------- ----------------
       Title of Class  Name and Address of Beneficial   Amount and Nature of Percent of Class
                       Owner                            Beneficial Ownership
       --------------- -------------------------------- -------------------- ----------------
       None(1)
       --------------- -------------------------------- -------------------- ----------------

-------------------
(1) During 2004, two affiliated companies converted all of their shares of Series 2 Convertible Preferred Stock into Common Stock of the Company and made liquidating distributions of the converted shares to their respective members. With the exception of the CEO and certain affiliates of the CEO, none of the recipients of such shares constitutes a group, nor otherwise controls 5% or more of the outstanding common stock of the Company.


Security Ownership of Management
--------------- -------------------------- ----------------------- -------------------
      (1)                 (2)                      (3)                    (4)
--------------- -------------------------- ----------------------- -------------------
Title of Class  Name and Address of        Amount and Nature of    Percent of Class(1)
                Beneficial Owner           Beneficial Ownership(1)
--------------- -------------------------- ----------------------- -------------------
                Directors and Executive
                Officers
--------------- -------------------------- ----------------------- -------------------
Common Stock    Thomas P. Raabe            Direct:
                Director/CEO               41,644,235
                c/o 7102 La Vista Place,   Indirect:                    20.6% (1)
                Suite 100, Niwot, Colorado 3,748,224
                80503                      Total:
                          45,392,459(1)

--------------- -------------------------- ----------------------- -------------------
Common Stock    William W. Stewart         Direct:                       3.8% (2)
                Director/Secretary         8,291,666 (2)
                c/o 7102 La Vista Place,
                Suite 100 Niwot, Colorado
                80503
--------------- -------------------------- ----------------------- -------------------
Common Stock    Donald W Prosser           Direct:                       5.8% (3)
                Director                   12,548,000 (3)
                c/o 7102 La Vista Place,
                Suite 100 Niwot, Colorado
                80503
--------------- -------------------------- ----------------------- -------------------
Common Stock    Charles L. Gamber          Direct:                       2.7% (4)
                Director                   5,900,000 (4)
                c/o 7102 La Vista Place,
                Suite 100, Niwot, Colorado
                80503
--------------- -------------------------- ----------------------- -------------------
Common Stock    John R. Herzog             Direct                        2.1% (5)
                Director                   4,591,160 (5)
                c/o 7102 La Vista Place,
                Suite 100, Niwot, Colorado
                80503
--------------- -------------------------- ----------------------- -------------------
Common Stock    Directors and Executive    Total:                       33.97% (6)
                Officers as a Group        76,723,285   (6)
--------------- -------------------------- ----------------------- -------------------

----------------------
(1) Includes Directly Owned 37,344,235 common shares, plus 3,748,224 indirectly owned, 4,300,000 common shares issuable on exercise of common stock options, which the Beneficial Owner has the right to acquire within 60 days. Percentage calculated based on 220,509,867 total common shares including 216,209,867 common shares outstanding plus 4,300,000 common shares issuable on exercise of stock options which the Beneficial Owner has the right to acquire within 60 days.

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

Item 13 - Exhibits

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

4. Attached to this report on Form 10-KSB/A as Exhibits and incorporated herein by reference.

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

                                            ARETE INDUSTRIES, INC.

Date: February 28, 2006             By:     /s/ CHARLES L GAMBER
                                            ----------------------
                                            Charles L Gamber,
                                            President, Chief Executive Officer,
                                            and Director

Date: February 28, 2006             By:     /s/ JOHN R HERZOG
                                            -------------------
                                            John R Herzog,
                                            Acting Chief Financial Officer
                                            and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                            ARETE INDUSTRIES, INC.

Date: February 28, 2006             By:     /s/ WILLIAM W. STEWART
                                            --------------------------
                                            William W. Stewart Board Member

Date: February 28, 2006             By:     /s/ DONALD W. PROSSER
                                            -------------------------
                                            Donald W. Prosser Board Member

Date: February 28, 2006             By:     /s/ CHARLES L. GAMBER
                                            -------------------------
                                            Charles L. Gamber Board Member

Date: February 28, 2006             By:    /s/ JOHN R. HERZOG
                                            ----------------------
                                            John R. Herzog Board Member


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

                                                                        Page No.
                                                                        --------

Reports of Independent Registered Public Accounting Firms                 F-1

Consolidated Financial Statements:

Consolidated Balance Sheet - December 31, 2003 and 2004                   F-3

Consolidated Statement of Operations - For the years ended
  December 31, 2003 and 2004                                              F-4

Consolidated Statement of Stockholders' Deficit - For
  the years ended December 31, 2003 and 2004                              F-5

Consolidated Statement of Cash Flows - For the years ended
  December 31, 2003 and 2004                                              F-7

Notes to Consolidated Financial Statements                                F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Arete Industries, Inc.
Boulder, Colorado

I have audited the accompanying consolidated balance sheets of Arete Industries, Inc. and Subsidiaries (a development stage entity) as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The Company's financial statements as of and for the year ended December 31, 2003, and for the period from inception of the development stage (August 1, 2003) through December 31, 2003 were audited by other auditors whose report, dated April 1, 2004, included an explanatory paragraph describing going concern issues as discussed in Note 1 to the financial statements. The financial statements for the period from inception of the development stage (August 1, 2003) through December 31, 2003 reflect a net loss applicable to common stockholders of $463,041 of the related total. The other auditors' report has been furnished to me, and in my opinion, insofar as it relates to the amounts for such prior period, is based solely on the report of such other auditors.

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

In my opinion, based on my audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arete Industries, Inc. and Subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

April 11, 2005                                    /s/ Ronald R. Chadwick, P.C.
                                                  -----------------------------
Aurora, Colorado                                      RONALD R. CHADWICK, P.C.

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
     April 1, 2004                                  CAUSEY DEMGEN & MOORE INC.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2003 and 2004

                                     ASSETS

                                                                                    2003              2004
                                                                                ------------      ------------
Current assets:
    Cash and cash equivalents                                                   $     25,345      $        121
    Accrued interest receivable                                                       37,761              --
    Inventory and molds held for disposal (Note 1)                                    25,243              --
    Prepaid expenses                                                                    --               3,000
                                                                                ------------      ------------

      Total current assets                                                            88,349             3,121

Furniture and equipment, at cost net of accumulated
    depreciation of $13,511(2003) and $19,672 (2004)                                   1,089             3,969
                                                                                ------------      ------------

                                                                                $     89,438      $      7,090
                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 2)                                                   $    288,059      $    262,019
    Accrued expenses                                                                 585,478           368,508
    Accrued payroll taxes (Note 2)                                                   289,363           289,363
    Settlement due                                                                    18,650            18,650
    Notes payable - related parties (Note 3)                                          11,573             3,437
                                                                                ------------      ------------
      Total current liabilities                                                    1,193,123           941,977

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

                                                                                                           Inception to
                                                                          2003              2004         December 31, 2004
                                                                      ------------      -------------      -------------
Operating expenses:
   Depreciation                                                       $        384      $       2,192      $       2,576
   Rent                                                                      9,203             13,375             22,578
   Other operating expenses                                                448,094            933,046          1,381,140
                                                                      ------------      -------------      -------------

     Total operating expenses                                              457,681            948,613          1,406,294
                                                                      ------------      -------------      -------------
      Total operating loss                                                (457,681)          (948,613)        (1,406,294)

Other income (expense):
   Loss on Sale of Investments                                                 --             (10,502)           (10,502)
   Interest expense                                                        (18,489)           (17,922)           (36,411)
   Interest and miscellaneous income                                        13,129               --               13,129
                                                                      ------------      -------------      -------------
     Total other income (expense)                                           (5,360)           (28,424)           (33,784)
                                                                      ------------      -------------      -------------

Net loss from continuing operations                                       (463,041)          (977,037)        (1,440,078)

Net loss from discontinued operations (including loss on disposal
   of $108,673 in 2003) (Note 1)                                          (383,374)              --                 --
Extingusihment of Debt (Note 2)                                            123,141             54,054             54,054
                                                                      ------------      -------------      -------------
Net loss (Note 6)                                                     $   (723,274)     $    (922,983)     $  (1,386,024)
                                                                      ============      =============      =============
Basic and diluted loss per share from continuing operations           $      (0.01)     $       (0.01)     $       (0.01)
                                                                      ============      =============      =============
Basic and diluted loss per share                                      $      (0.01)     $       (0.01)     $       (0.01)
                                                                      ============      =============      =============

Weighted average common shares outstanding                              52,600,000        144,760,000        130,000,000
                                                                      ============      =============      =============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2003 and 2004

                                        Series 1 preferred      Series 2 preferred
                                             stock                  stock                    Common stock
                                      -------------------     -------------------      -------------------------     Accumulated
                                      Shares    Amount         Shares     Amount         Shares        Amount           deficit
                                      -------  ---------      -------   ---------      -----------   -----------     ------------
Balance, December 31, 2002             16,001  $ 160,014       18,542   $ 185,425       34,399,581   $ 9,592,587     $(10,877,308)

   Issuance of Series 2 preferred
    stock to reimburse advances          --         --          1,458      14,575             --            --               --
    made to the Company ( Note 3)

   Exercise of stock options upon
    conversion of Series 2
    preferred stock (Note 4)             --         --           (800)     (8,000)       3,000,000         8,000             --

   Exercise of stock options
    (Note 5)                             --         --           --          --          6,750,000       103,750             --

   Issuance of common stock to
    employees and consultants for
    services (Note 5)                    --         --           --          --         37,443,045       637,719             --

   Purchase of stock by directors
    in connection with granted
    purchase rigts                       --         --           --          --          1,000,000        10,000             --

   Value of stock options granted
     to consultants (Note 5)             --         --           --          --               --          31,647             --

   Net loss for the year ended
    December 31, 2003                    --         --           --          --               --            --           (723,274)
                                      -------  ---------      -------   ---------      -----------   -----------     ------------

Balance, December 31, 2003             16,001  $ 160,014       19,200   $ 192,000       82,592,626   $10,383,703     $(11,600,582)
                                      =======  =========      =======   =========      ===========   ===========     ============


                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2003 and 2004
                         (Continued from preceding page)


                                        Series 1 preferred      Series 2 preferred
                                             stock                  stock                    Common stock
                                      -------------------     -------------------      -------------------------     Accumulated
                                      Shares    Amount         Shares     Amount         Shares        Amount           deficit
                                      -------  ---------      -------   ---------      -----------   -----------     ------------
Balance, December 31, 2003             16,001  $ 160,014       19,200   $ 192,000       82,592,626   $10,383,703     $(11,600,582)

   Exercise of stock options upon
    conversion of Series 1               --
    preferred stock (Note 3)          (16,001)  (160,014)        --          --          8,000,700       160,014

   Exercise of stock options upon
    conversion of Series 2
    preferred stock (Note 4)             --         --        (19,200)   (192,000)      19,200,000       192,000             --


   Issuance of common stock to
    repurchase a portion of a
    future interest in
    stock distributions, payment
    of accrued wages
    and for services (NOTE 5)            --         --           --          --         25,000,000       405,000             --

   Exercise of stock options
    (NOTE 5)                             --         --           --          --          6,000,000        79,000             --


   Issuance of common stock to
    employees and consultants for
    services (Note 5)                    --         --           --          --         42,002,442       568,423             --

   Purchase of stock by directors
    in connection with granted
    purchase rigts                       --         --           --          --            250,000         2,500             --

   Value of stock options granted
    to consultants (Note 5)              --         --           --          --               --          20,858             --

   Net loss for the year ended
    December 31, 2004                    --         --           --          --               --            --           (922,983)
                                      -------  ---------      -------   ---------      -----------   -----------     ------------

Balance, December 31, 2004               --    $    --           --     $    --        183,045,768   $11,811,498     $(12,523,565)
                                      =======  =========      =======   =========      ===========   ===========     ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2003 and 2004
            and from inception (August 1, 2003) to December 31, 2004

                                                                              As restated
                                                                        (Note 1)          Inception to
                                                         2003             2004       December 31, 2004
                                                      -----------      -----------      -----------
Cash flows from operating activities:
   Net loss                                           $  (723,274)     $  (922,983)     $(1,386,024)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                       19,509            2,192            2,576
       Stock  and options issued for services,
         accounts payable, and interest on notes          669,366          994,281        1,434,342
       Write down of assets included in loss from
         discontinued operations                          108,673             --               --
       Changes in assets and liabilities:
         Interest receivable                              (13,129)          37,761           44,325
         Inventory                                         (4,941)          25,243           25,243
         Prepaid expenses                                   2,285           (3,000)          (3,000)
         Accounts payable                                (134,638)         (26,040)         (53,251)
         Accrued expenses                                   8,747         (216,970)        (208,390)
                                                      -----------      -----------      -----------

           Total adjustments                              655,872          813,467        1,241,845
                                                      -----------      -----------      -----------

       Net cash used in operating activities              (67,402)        (109,516)        (144,179)

Cash flows from investing activities:
   Purchase of property and equipment                        --             (5,072)          (5,072)
                                                      -----------      -----------      -----------

       Net cash provided by investing activities             --             (5,072)          (5,072)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock               14,575             --              6,713
   Proceeds from issuance of common stock                  10,000             --             10,000
   Proceeds from exercise of stock options                 83,750           81,500          125,250
   Note Receivable from sale of stock                        --             16,000           16,000
   Payment of note payable - related parties              (15,959)          (8,136)          (8,709)
                                                      -----------      -----------      -----------

     Net cash provided by financing activities             92,366           89,364          149,254
                                                      -----------      -----------      -----------

Net increase in cash and cash equivalents                  24,964          (25,224)               3
Cash and cash equivalents at beginning of period              381           25,345              118
                                                      -----------      -----------      -----------

Cash and cash equivalents at end of period            $    25,345      $       121      $       121
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


               (Continued from preceding page)

                                                                                       Inception to
                                                         2003             2004       December 31, 2004
                                                      -----------      -----------      -----------
    Interest paid during the period                   $     --         $    --          $    --
    Income taxes paid during the period               $     --         $    --          $    --

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

     Discontinued operations:

     During March 2000, the Company abandoned the direct mail and coupon business. At December 31, 2004, the remaining liabilities of this division were $58,230 in unpaid payroll taxes, and $54,054 of debt was reclassified as extinguished. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At December 31, 2004, the remaining liabilities of this division were $91,077 in trade payables and $79,351 in unpaid payroll taxes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004



1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     The Company's decision to pursue projects and investments in traditional oil and gas as well as the `New' alternative and renewable Energy business is an entirely new business direction that requires that it take the decisive step to formally discontinue its former operations. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. The effect in the current period of this recasting and reclassification is a loss of $383,374 from discontinued operations including a write down of inventory and fixed assets held for disposal from discontinued operations of $108,673. Following the end of the fiscal year ended December 31, 2004, the Compnay resolved to dissolve two of its subsidiaries and has initiated procedures to close out all inter-company accounts and consolidating accounts related to these subsidiaries.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

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

     In September 2003 the FASB approved SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after September 15, 2003. The effect on the Company's financial position include the fact that beginning on July 1, 2003, redeemable warrants will be classified as liabilities and not shown in the mezzanine equity section of the balance sheet.

     In December 2004, the FASB received SFAS No. 123, Share-Based Payment ("SFAS No. 123R"). SFAS No 123R is a revision of SFAS No 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as an increase or decrease in the amount of compensation cost recognized during the period. We are currently in the process of evaluating different option pricing models and the impact of SFAS No. 123R on our consolidated financial statements. We will adopt SFAS 123R on July 1, 2005.

     In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"), Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production. Activities Provided by the American Jobs Creation Act of 2004 of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the "Act"). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No.
     109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed in our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109-1 is effective prospectively as of January 1, 2005.

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

     Restatement of Cash Flow Statements:

     The Cash flow statements were restated to make the presentation of the cash flow statement consistent with prior years. The cash statement was changed to include the amounts paid for all stock and stock options issued for services, accounts payable and interest payable on notes on one line in the cash used from operating activities for a total of $994,281 for 2004 and $1,434,242 from inception to December 31, 2004. The amount of $669,366 for 2003 remained unchanged. The net cash used in operating activities for 2004 was changed from $341,766 to $109,516 and the cash used from operating activities from inception to December 31, 2004 was changed from $376,429 to $144,179. The net cash flow provided by financing activities was changed from $321,614 to $89,364 for 2004 and the net cash flow provided by financing activities was changed from $381,504 to $ 149,254 for the period inception to December 31, 2004. The net cash flow provide by financing activities remained unchanged for 2003.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

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

2.   Delinquent amounts payable
     --------------------------

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


3.   Notes payable
     -------------

     Notes payable - individuals:

     On May 31, 2002, the Board of Directors approved two assignment agreements between third party creditors of the Company holding secured promissory notes in the aggregate amount of $100,000 and a company owned by a director. The agreements provided for the purchases of the referenced notes and collateral consisting of 500,000 common shares and a security interest in certain inventory of the Company's subsidiary, Aggression Sports, Inc. and the subsequent surrender for cancellation of such notes by the related company with the Company to 10,000 shares of Series 2 Convertible Preferred Stock of the Company (convertible into 500,000 shares of common stock). The assignments were finalized upon the closing of a private placement by the related company during September 2002 and were credited toward the related company's $200,000 subscription for Series 2 Preferred Stock in the amount of $100,000. The related company completed the other $100,000 of its subscription to purchase the Series 2 Preferred Stock in several payments made between the first quarter of 2002 through August of 2003. Preferred were transferred to two officers of the Company and 800 of those shares were used by the two officers to pay the exercise price for 3,000,000 incentive stock options.

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

4.   Preferred stock
     ---------------

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

     On January 10, 2004, an affiliate of the CEO, converted 16,001 shares of Series 1 Class A Preferred Stock into 8,000,700 shares of common stock.

     As of December 31, 2003, the Company received total proceeds of $200,000 for the purchase of 20,000 shares of Series 2 Convertible Preferred Stock. 10,000 of these preferred shares were issued in connection with a note conversion. In November of 2003, 800 of these Series 2 Preferred shares were used by two related parties as the purchase price for the exercise of stock options for 3,000,000 shares of common stock. In the first quarter of 2004, 4,050 of these Preferred Shares were converted into 4,050,000 shares

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


4.   Preferred stock (continued)
     ---------------------------

     of common stock and distributed by an affiliated entity to unrelated parties. During the fourth quarter of 2004, 15,150 of these Preferred Shares were converted by this affiliated entity into 15,150,000 shares of common stock and distributed to certain parties and family members related to the CEO.

5.   Common stock
     ------------

     Stock issuances:

     During the years ended December 31, 2003 and 2004, 37,443,045 and 67,002,442 shares of the Company's common stock, respectively, were issued to officers, directors and consultants for services. Of the total common shares issued in fiscal years ended December 31, 2003 and December 31, 2004, 18,750,000 and 12,250,000 shares of common stock were issued to consultants in connection with developing the Company's new business in the traditional, alternative, and renewable energy sector: 7,700,000 and 700,000 shares of common stock wee issued to consultants for corporate communications support, 9,625,000 and 26,142,947 shares of commons stock were issued of officers, directors and consultants for compensation and on exercise of stock options, including 25,000,000 shares as settlement of accrued wages; and 1,368,045 and 8,910,495 shares of common stock were issued for professional services, respectively.


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


5.   Common stock (continued)
     ------------------------

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

     During the year ended December 31, 2003, the board of directors granted a stock option for the purchase of 4,000,000 shares of common stock to a consultant. The option was exercisable at $.015 per share for two years and was valued at $31,627 and was exercised during the first quarter of 2004 for $60,000. During the year ended December 31, 2003, stock options for the purchase of 2,000,000 shares issued to a director in the year 2001 were cancelled, and 2,000,000 options granted in 2001 53,075 options granted in 1999 expired. A total of 9,750,000 stock options were exercised during 2003 for proceeds of $111,750.

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


5.   Common stock (continued)
     -----------------------

     The following is a summary of stock option activity, all of which are currently exercisable:

                                                                                Weighted
                                      Option price          Average             Number of
                                        per share        exercise price          shares
                                     --------------      ----------------      -------------

    Balance, December 31, 2002        $.02 to $.22           $.031               10,578,075

    Granted                           $.01 to .022           $.0137              18,750,000
    Expired                            $.02 to .20           $.0025              (2,053,075)
    Cancelled                       $.0155 to $.02           $.0183              (7,000,000)
    Exercised                         $.01 to $.02            $.011              (9,750,000)

    Balance, December 31, 2003        $.01 to $.22            $.014              10,525,000

    Granted                          $.006 to $.03          $0.0194              20,500,000
    Expired                           $.02 to $.03          $0.0267              (9,000,000)
    Cancelled                         $.02 to $.03          $0.0267              (3,000,000)
    Exercised                       $.022 to $.005          $0.0150              (6,000,000)
                                     --------------      ----------------      -------------
    Balance, December 31, 2004       $.006 to $.22          $0.023               13,025,000
                                                                               =============

     The following is additional information with respect to those options outstanding at December 31, 2004:


                                          Weighted
                                           average              Weighted
                                      contractual life      average exercise        Number of
     Option price per share               in years               price               shares
     ----------------------           ----------------      ----------------        ----------
       $0.0155 to $0.0165                   0.25                $0.0160               2,000,000
         $0.075 to $0.01                    0.67                $0.0150               5,000,000
             $0.0220                          1                 $0.0220                 500,000
             $0.0200                        1.25                $0.0200               1,000,000
             $0.0110                         1.5                $0.0110               2,000,000
             $0.0060                        1.75                $0.0060               2,000,000
             $0.2200                          5                 $0.2200                 525,000

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2004


5.   Common stock (continued)
     ------------------------

                                        2003            2004
                                     ----------     -----------

     Net loss - as reported          $ (723,274)     $ (922,983)
     Net loss - pro forma              (817,548)     (1,048,460)
     Loss per share - as reported         (0.01)          (0.01)
     Loss per share - pro forma           (0.02)          (0.01)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2004, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 3.20% and 1.23%; and expected life of 2 and 1 years. The weighted average grant date fair value of options was $.013 for 2003 and $0.0 for 2004.

6.   Income taxes
     ------------

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $5,767,000 which expire in years through 2024.

     As of December 31, 2003 and 2004, total deferred tax assets; liabilities and valuation allowances are as follows:

                                                          2003          2004
                                                      -----------   -----------

Deferred tax asset resulting from loss carryforward   $ 1,851,000   $ 2,139,000
Deferred tax asset resulting from future deductions       192,000       192,000
Valuation allowance                                    (2,043,000)   (2,331,000)
                                                      -----------   -----------
    Net deferred tax asset                            $      --     $      --
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


6.   Income taxes (continued)
     ------------------------

     The Company's net operating losses are restricted as to the amount, which may be utilized in any one year. The Company's net operating loss carry forwards expire as follows:

              December 31, 2015     $  458,000
                           2016        224,000
                           2017        304,000
                           2018        835,000
                           2019        161,000
                           2020      1,055,000
                           2021        880,000
                           2022        353,000
                           2023        692,000
                           2024        805,000
                                    ----------
                                    $5,767,000
                                    ==========

7.   Commitments and contingencies
     -----------------------------

     Lease commitments:

     The Company entered into a month-to-month building lease for office space in Niwot, Colorado. Rent expense for the years ended December 31, 2003 and December 31, 2004 amounted to $16,546 and $ 13,375 respectively.

8.   Subsequent events
     -----------------

     Following the end of the fiscal year ended December 31, 2004, as of April 11, 2005, the Company issued a total of 24,899,864 common shares for compensation of officers, directors and consultants, valued at an aggregate of $ 116,692, and issued 10,264,236 shares on exercise of compensatory stock options and compensatory stock purchase rights for proceeds to the Company of $ 45,927 . The Company made new grants of stock options of 10,000,000 common shares to certain officers and directors exercisable for up to $ 50,000 of which 7,000,000 were exercised in the same period.

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


8.   Subsequent events (continued)
     -----------------------------

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