Form 10KSB
period 2005-12-31
ARETE INDUSTRIES INC
filed 2006-05-12
CIK 820901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005.
                                             -----------------


|| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 33-16820-D
                                               ----------

                             ARETE INDUSTRIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)



                      Colorado                           84-1508638
           -------------------------------           -------------------
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)
..
                       P.O. Box 300 Westminster, CO 80032
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (303) 652-3113
                           ---------------------------
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]    No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes [X]    No []

Issuer's revenues for fiscal year ended December 31, 2005 were $92,354.

The aggregate market value of the voting stock held by non-affiliates as of May 10, 2006 was $1,175,692

The number of shares outstanding of the issuer's common stock as of May 10, 2006 was 279,655,754

Documents incorporated by reference: None.

Cautionary Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management's exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words "may", "will", "anticipate", "believe", "estimate", "expect", "intend", and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.


Item 1. Description of Business
        -----------------------

Company Overview

Arete Industries, Inc., (the "Company") was organized under the laws of the State of Colorado on July 21, 1987, under the name "Travis Investments, Inc." In late 1987 the company completed a blank check public offering and merged with a company named Vallarta, Inc., and its subsidiary Le Mail, Inc., where after the name was changed to Travis Industries, Inc. On September 1, 1998, the shareholders approved the name change of the Company to Arete Industries, Inc. Since then, the Company has been in an evolutionary process of becoming a seed and growth stage business development company.

From inception in 1987 until early March 2000, the Company was in the business of cooperative direct mail coupon advertising. This business included a nationally franchised sales force and an in-house printing and mailing facility assembled from several business acquisitions made by the Company from inception through 1994, when the Company underwent a reorganization and change in control. From 1995 until May 1, 1998, the Company's former management sought the acquisition of an entirely new business while maintaining the coupon printing business for possible sale or liquidation. In May 1998, a second change in control was implemented and its then officers and directors resigned and were replaced by a new Chairman and CEO. Beginning in May 1998 the Company became a holding company by the formation of a new minority-owned subsidiary corporation, Aggression Sports, Inc. to develop business opportunities in the outdoor sports industry. The Company also transferred all print and direct mail operations in Council Bluffs, Iowa, including certain operating assets and liabilities into a second, wholly owned subsidiary, Global Direct Marketing Services, Inc. and at the end of the fiscal year ended December 31, 2004, the Company resolved to dissolve two of its subsidiaries and has initiated procedures to close out all inter-company accounts and consolidating accounts related to these subsidiaries.

The Company has looked for opportunities to assist more mature emerging and high growth-stage businesses with financial and board level managerial support with a view of taking such companies public through a registered rights offering or dividend spin-off distribution to the Company's shareholders. To assist these efforts, the Company launched an initiative with an independent corporate and commercial bond financing originator to develop a captive source of investment capital for its venture development activities. While a number of projects were originated and in progress, the events of September 11, 2001 essentially neutralized these efforts. In December 2001, the Company began a private placement of up to $200,000 in Series 2 Convertible Preferred Stock. This subscription was completed in March 2003 with the investment by affiliates of the Company's then two directors and certain non-affiliated investors of $100,000 in cash and by the conversion of $100,000 in notes payable to unrelated parties into 20,000 shares of Series 2 Convertible Preferred stock, convertible into 20,000,000 shares of Common Stock of the Company In July 2002, the shareholders approved a 20 to 1 reverse stock split of our common stock without reducing authorized capital. From mid-2002 through the second quarter of 2003, we pursued a number of business development projects as acquisition or dividend spin-off candidates and corporate finance clients. Our efforts were impaired by the lack of availability of outside investment capital and because our internal bond funding venture failed to produce results. By June 2003, we terminated our efforts to develop acquisition capital through bond and other equity fund instruments, and embarked on an entirely new business model pursuing traditional and alternative energy investments. In September of 2003, we added three independent directors to help the Company upgrade our corporate governance and to support the CEO in executing the new business model. These new independent directors form the Company's Audit, Compensation and Nominating Committees of the board of directors. During the fall of 2003, we retained several independent business and financial consultants to assist in focusing our business plan, developing investment banking relationships, perform business development, public and financial relations and to help recruit advisory board members to add expertise in traditional energy.

To more appropriately reflect our current business activities and operations, in August of 2003 we recast the Company as in its development stage, and bifurcated our financial statements to reflect discontinued operations separately from continuing operations. Since that time, our continuing operations have consisted of development of business opportunities in traditional oil and gas by direct acquisition and funding of drilling and/or development partnerships and joint ventures. We also have continued our efforts to improve our corporate governance, our securities law compliance, and liquidating or disposing non-productive and unused operating assets and eliminating debt barred by the statute of limitations. Without revenue, we have operated in reliance on contributions from affiliates throughout 2005, on accrual and deferral of executive compensation, and payment for advisory and consulting services with common stock and stock options.

Our efforts in these areas reflect our intent to attract new investors and give the Company additional transactional options including a possible acquisition through a reverse merger. We also are in the process of identifying and qualifying several ventures for placement into new subsidiaries and possibly spinning them out to our shareholder base in a stock dividend.

In the fourth quarter of 2004, the Company formed a new subsidiary (Colorado Oil & Gas, Inc.) to pursue an acquisition of one of the mentioned prospects with a number of producing wells and several potential new in-field or offset wells in Northeastern Colorado. The subsidiary was initially capitalized by small cash contributions made personally by three of the Company's outside directors including the introducing director for an aggregate of 15% of the new subsidiary's common stock with the understanding that the Company would receive the other 85% of the founders' stock. It is contemplated that this prospect would, if possible, be financed through a portion of short-term bank financing plus private equity through third parties which will in all likelihood dilute the Company's equity position by an as yet undetermined amount. Since inception of our new subsidiary, we have reviewed numerous prospects and pursued funding and acquisition efforts for two specific deals through an oil and gas investment banking consultant which we contracted in June of 2004. Ultimately, the first deal was terminated without cause by the seller of that project in April of 2004, and after significant evaluation and due diligence on our part, the second group of prospects initiated in May of 2004 did not qualify for financing, and in the first quarter of 2005, we terminated our negotiations with the seller group for this prospect. During the first nine month period 2005, we decided to pursue a much smaller and ostensibly easier prospect to acquire and fund which included a number of producing shallow wells in Colorado with several potential re-entry and in-field development wells for total cost of under $3 Million. That deal was terminated in mid December 2005. The subsidiary was spun-off during the shareholders of the Company in September 2005 on a pro rata basis of 1 for 250 to shareholders of record on September 9, 2005. The subsidiary will continue to pursue the oil and gas business on its own and file to register its stock during the first half of 2006.

Arete Energy Development Group LTD was originally formed as a Colorado corporation on April 29, 2004 as a subsidiary of Arete Industries, Inc. for the purpose of pursuing a joint venture in oil and gas. The joint venture opportunity for Arete Energy Development Group LTD was abandoned with no further activity occurring in Arete Energy Development Group. The name was changed to Avatar Energy Development Group, LTD. in September 2004 in anticipation of developing an alternative energy business. The corporation remained dormant until late 2005. The board decided to change the direction of Avatar Energy Development Group, LTD to pursue a technology related business which was consistent with the expertise of one of the current directors. The board approved a name change to Avatar Technology Group, Inc. The main business focus for Avatar Technology Group is the delivery of technology solutions for small to medium size businesses as well as public entities. These solutions include business services, custom software development and web design, network security services and IT solutions. Avatar has secured reseller/affiliate agreements with major partners in each area to deliver these services primarily through a website model. Avatar Technology Group maintains a website at www.avtekgroup.com. Avatar plans to market these services to specific vertical markets using advertising in print media and targeted opt in email campaigns. Most of the services are based on a recurring revenue model. All of the technology solution offerings were selected to be complimentary to each other.

The Company is pursuing a merger candidate for the parent company Arete Industries, Inc. as soon as possible. The board of directors are in negotiations with two candidates and expect a letter of intent and deposit for the right to begin due diligence by the middle of May 2006.

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

Available Information

Our principal executive offices are located at Arete Industries, Inc., 7260 Osceola Street, Westminster, Colorado 80030; out telephone number is
(303)652-3113. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which requires that we file reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Arete Industries, Inc., which file electronically with the SEC. In addition, our Exchange Act filings may be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

                                  Risk Factors

o We have had limited operations which makes our future operating results difficult to predict.

We were incorporated as a Colorado corporation in 1998 and we have no current operating business. Although we are developing a business in one of our subsidiary company's, we have spun -off our operating subsidiary, and we are seeking a merger we are unable to predict the future ability to continue to operate.

We have a limited operating history. We face the risks and uncertainties of other early-stage companies. As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls. Our budgeted expense levels are based in part on our expectations concerning future revenues. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our services would decrease our revenues and could have an immediate and material adverse effect on our business, results of operations and financial condition. To the extent that expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

o We may need additional financing our business expansion plans may be significantly limited.

We have no or little cash generated from our operations and what cash we generate are insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including cash flow and cash requirements for nightclub acquisitions. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing shareholders will be reduced. There is no assurance that additional financing will be available on terms favorable to us, if at all. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. Any failure by us to procure timely additional financing or investment adequate to fund our ongoing operations will have material adverse consequences on our business operations and as a result, on our consolidated financial condition, results of operations and cash flows. If we are unable to raise sufficient additional financing, we will not be able to continue our operations.

o Our business is dependent upon management and employees for continuing operations and expansion.

Our success will depend, to a significant extent, on the efforts and abilities of management and board of directors. Our current management team is understaffed and has very limited experience managing a public company subject to the SEC's periodic reporting obligations. Hiring qualified management will be difficult due to the limited number of qualified professionals in the work force in general and the costs of these qualified professionals. We have in the past experienced difficulty in recruiting qualified personnel and there can be no assurance that we will be successful in attracting and retaining additional members of management if the business begins to grow. Failure to attract and retain personnel, particularly management personnel would materially harm our business, financial condition and results of operations.

o We must continue to meet the OTCBB continued listing requirements or we risk delisting.

Our securities are currently listed for trading on the Over the Counter Bulletin Board (OTCBB). We must continue to satisfy OTCBB's continued listing requirements or risk delisting of our securities which would have an adverse effect on our business. If our securities are de-listed from the OTCBB, it may trade on the pink or gray sheet market, which may be a less liquid market. In such case, our shareholders' ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

o Our business plan and proposed strategy has not been independently evaluated.

We have not obtained any independent evaluation of our business plan and proposed business strategy. There can be no assurance that our proposed strategy will generate sufficient revenues and capital to continue in business.

o We could use the issuance of additional shares of our authorized stock to deter a change in control.

As of May 10, 2006, we have 279,655,754 shares of common stock outstanding, out of a total of 500,000,000 shares of common stock authorized for future issuance under our Articles of Incorporation. This does not include 1,000,000 shares of common stock reserved for issuance under our Stock Option and Appreciation Rights Plan.

In addition, our Board is authorized to issue "blank check" preferred stock, with designations, rights and preferences as they may determine. Accordingly, our Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. This type of preferred stock could also be issued to discourage, delay or prevent a change in our control. The ability to issue "blank check" preferred stock is a traditional anti-takeover measure. These provisions in our charter documents make it difficult for a majority stockholder to gain control of the Board of Directors and of our company. The issuance of additional shares would make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our shareholders.

o We do not anticipate paying dividends on common shares in the foreseeable future.

Since our inception we have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. We expect that if we have future earnings applicable to the common shareholders they will be used for working capital and to finance growth.

o    Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 10, 2006, we have authorized shares of which 279,655,754 shares of common stock are issued and outstanding.

o    There is a limited public trading market for our common stock.

Our stock is currently traded on the OTCBB under the trading symbol of "ARET". There is a limited public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.

o    Our stock price has been volatile and may fluctuate in the future.

The trading price of our securities may fluctuate significantly. This price may be influenced by many factors, including:

     o    our performance and prospects;

     o    the depth and liquidity of the market for our securities;

     o sales by selling shareholders of shares issued in connection with the private placement;

     o    investor perception of us;

     o    changes in buy/sell recommendations by analysts;

     o    general financial and other market conditions; and

     o    domestic and international economic conditions.

Public stock markets have experienced, and are currently experiencing, substantial price and trading volume volatility. These broad market fluctuations may adversely affect the market price of our securities. In addition, fluctuations in our stock price may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

o Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business.

Our bylaws provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys' fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business, thereby affecting our ability to attain profitability.

o As a public company, our business is subject to numerous reporting requirements that are currently evolving and could substantially increase our operating expenses and divert management's attention from the operation of our business.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the American Stock Exchange have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, the requirements have taxed a significant amount of management's and the Board's time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

Market and Competition
----------------------

The Company will compete as a financial intermediary with substantially more mature and well funded financial institutions, investment banks and venture capital organizations for acquisition and capital funding opportunities in traditional energy projects. We will also compete with well-funded major oil and gas exploration companies. We believe that economic conditions in the United States and elsewhere are exceptionally harsh to young growth-stage companies in terms of obtaining funding and senior management support, but that there also is an abundance of promising investment opportunities that fall below the radar screens of these larger concerns. We perceive a significant opportunity for the Company to lie in the traditional oil and gas and the alternative and renewable energy sectors. We especially see a successful entry strategy involving re-development of capped and shut-in natural gas fields where re-entry and re-working projects in large, known producing fields can yield significant returns without the attendant risks of wildcat exploration projects. There is an abundance of overlooked and by-passed reserves of natural gas and a number of experienced independent oil and gas development companies looking for development capital. Redevelopment of existing natural gas fields that were abandoned during times of significantly lower prices and lack of transportation facilities is a trend that has just begun to gain popularity with professional investors and traditional private energy investors. Again, to meet these competitive conditions, the Company must be able to demonstrate that it can execute on its ability to source equity or debt capital for its potential portfolio companies, as well as execute its dividend spin-off program effectively. To meet this challenge, the Company needs to build a track record and demonstrate that it has access to capital, of which there can be no assurance.

Employees
---------

Arete Industries' executive officers are currently employed as an independent contractors and has been compensated during the current fiscal year in common stock. The other directors are being compensated for their input and consultation on a project by project basis as well as for the risk associated with holding a position as an officer and director of a public company without Errors and Omissions Insurance.

Item 2-Description of Property

Arete Industries Inc. currently leases approximately 200 square feet of office space that it shares with Colorado Oil & Gas, Inc. located in Westminster, Colorado. The Company also rents an off-site storage facility. It is anticipated this location is sufficient for Arete's business development operations for the foreseeable future.

Item 3-Legal Proceedings

As of the date of this Report, there were no material pending or contemplated legal proceedings against the Company or any of its subsidiaries, other than routine matters incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

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

                                STOCK QUOTATIONS

FYE December 31, 2004                                 BID

                  Quarter Ending               High           Low

                  3/31/04                     0.038           0.016
                  6/30/04                     0.03            0.0102
                  9/30/04                     0.011           0.005
                  12/31/04                    0.022           0.005

FYE December 31, 2005

                  Quarter Ending               High           Low

                  3/31/05                     0.008           0.0032
                  6/30/05                     0.0085          0.0022
                  9/30/05                     0.0249          0.0037
                  12/31/05                    0.0085          0.0024

As of May 10, 2006 the number of record holders of the Company's common stock was 489. This number does not include the indeterminate number of stockholders whose shares are held by brokers as "nominees" or in street name.

Dividends
---------

The Company has not paid any dividends with respect to its common stock and it is not anticipated that the company will pay dividends in the foreseeable future. There are no accrued dividends outstanding on any class of preferred stock of the Company.

Recent Sales of Unregistered Securities
---------------------------------------

We had no sales of unregistered securities during the twelve month period ended December 31, 2005

Repurchases of Equity Securities of the Issuer
----------------------------------------------

None.


Item 6. Management's Discussion and Analysis

Forward-looking information
---------------------------

This report contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management's exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words "may", "will", "anticipate", "believe", "estimate", "expect", "intend", and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

     o    our dependence on key management personnel

     o    the presence of competitors with greater financial resources

     o the ability of management to execute acquisition and expansion plans and motivate personnel in the execution of those plans

     o    interruptions or cancellation of existing contracts

     o adverse publicity related to the company o an inability to arrange additional debt or equity financing

     o    the adoption of new, or changes in, accounting principles

     o the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002

Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under "Risk Factors." More information about factors that potentially could affect the Company's financial results is included in our filings with the Securities and Exchange Commission. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

General
-------

This management's discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the past performance, its financial condition and its prospects in the future. We will discuss and provide our analysis of the following:

     o    Overview of the business

     o    Critical accounting policies

     o    Results of operations

     o    Liquidity and capital resources

     o    New accounting pronouncements

Overview
--------

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

Critical Accounting Policies
----------------------------

The following discussion and analysis of the results of operations and financial condition are based on the Company's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the Untied States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. All historical numbers are presented on a consolidated basis that includes all acquisitions and eliminates inter-company transactions.

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

Use of Estimates in the Preparation of Financial Statements

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenue and expense during the reporting periods. Accordingly, actual results could differ from those estimates.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

           Equipment, and furniture        5-7 years

Results of Operations

The nature of our operations, and the locations in which we operate create certain challenges and risks to us. These challenges and risks are discussed in
Item I of this Annual Report. However certain of these factors are especially important to this discussion and to understanding our results of operations, financial condition and cash flows, and the reasons why historical financial results may not be indicative of our future operating performance.

Key selected financial and operating data for the years ended December 31, 2005 and 2004 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements.

The Company had $11,114 revenues for nor for fiscal year ended December 31, 2005 and no revenues from operations for the fiscal year ended December 31, 2004. Net loss from continuing operations for the fiscal year ended December 31, 2005 was $684,024 as compared to a net loss from continuing operations of $977,037 for the fiscal year ended December 31, 2004. The extinguishment of debt of $81,200 offset other losses in the fiscal year ended December 31, 2005 and the extinguishment of debt of $54,054 offset other losses in fiscal year ended December 31, 2004. This resulted in an aggregate net losses for the fiscal year ended December 31, 2005 of $602,824 and $922,983 for the fiscal year ended December 31, 2004. The decreased the overhead expenses during the fiscal year ended December 31, 2005 by $586,146 over the prior year but has included the loss attributed to the operations of Colorado Oil & Gas for the first nine months of fiscal year ended December 31, 2005 of $282,296.

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

Liquidity and Capital Resources
-------------------------------

The Company had a working capital deficit as of December 31, 2005 of $888,159. This compares to a working capital deficit of $938,856 in the fiscal year ended December 31, 2004. During the 12-month period ended December 31, 2004 an aggregate of 100,453,142 shares of common stock were issued for aggregate consideration of $1,406,937, (avg. $0.014 per share) and recorded $20,858 in value of stock options granted to consultants. This compares to the 12-month period ended December 31, 2005 in which an aggregate of 79,109,986 shares of common stock were issued for aggregate consideration of $369,181 (avg. $0.0047 per share), recorded $7,727 in value of stock options granted to consultants.

The Company had a stockholder's deficit at December 31, 2005 of $886,234. This is compared to stockholder's deficit at December 31, 2004 of $934,887. The stockholder's deficit decreased due to the Company's net operating loss offset by the exercise of stock options for cash and an increase in payments for services with common stock.

At December 31, 2005, the Company had no material commitments for capital expenditures.

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

Contractual Obligations and Commercial Commitments
--------------------------------------------------

We do not currently have any contractual obligations and commercial commitments, except the notes payable to related parties.

Off Balance Sheet Arrangements
------------------------------

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation
---------

To date inflation has not had a material impact on our operations.

New Accounting Pronouncements
-----------------------------

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In May, 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion ("APB") No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial condition).

Item 7-Financial Statements

The financial statements listed in the accompanying index to financial statements are set forth under Part IV, Item 13 to this report and incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers originally concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Charles L. Gamber  (55) Director and President.
-----------------------------------------------

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

Mr. Gamber received a bachelors degree in Business Administration from Western State College in 1973.

John R. Herzog  (62) Director and Acting Chief Financial Officer.
-----------------------------------------------------------------

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

William W. Stewart  (45) Director.
----------------------------------

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

Donald W. Prosser  (55) Director.
---------------------------------

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

From 1997 to 1999, Mr. Prosser served as CFO and Director for Chartwell International, Inc, a public company publishing high school athletic information and providing athletic recruiting services. From 1999 to 2000, he served as CFO and Director for Anything Internet, Inc. and from 2000 to 2001, served as CFO and Director for its successor, Inform Worldwide Holdings, Inc., which is a publicly traded company. From 2001 to the present, Mr. Prosser serves as CFO and Director for Net Commerce, Inc, a public company selling internet services. Since November 2002 through the present, Mr. Prosser serves as CFO of VCG Holding Corp., a public company engaged in the business of acquiring, owning and operating nightclubs, which provide premium quality entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. His accounting firm performs accounting service for VCG Holding Corp.

Mr. Prosser has been a Certified Public Accountant since 1975, and is licensed in the state of Colorado. Mr. Prosser attended the University of Colorado from 1970 to 1971 and Western State College of Colorado from 1972 to 1975, where he earned a Bachelor's degree in both accounting and history (1973) and a Masters degree in accounting - income taxation (1975).

The Board of Directors
----------------------

Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board held ten meetings during the fiscal year ended December 31, 2005. During the 2005 fiscal year, all Board members attended 100% or more of the Board meetings. The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

Board Committees
----------------

Audit Committee. The Audit Committee's primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met four times during the fiscal year 2005. The Audit Committee consists of the following independent directors: Donald W Prosser and William Stewart.

Audit Committee Financial Expert. The Board has determined that Mr. Prosser is an audit committee financial expert as defined by Item 401(h) of Regulation S-B under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation Committee. The Compensation Committee was established in 2003. It administers our incentive plans, sets policies that govern executives' annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met two times during the fiscal year 2005 to review, among other things, compensation for the officers, the directors.

Nominating Committee. The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on Board and Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the fiscal year 2005.

The Company has one Board of Director seat open.

Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

The Company files reports under Section l5 (d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10% stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Code of Ethics
--------------

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Act of 1933, as amended. The Code applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Upon written request, we will mail you a free copy of our Code. Please mail your request to the following address: Arete Industries Inc., P.O. Box 300, Westminmster, Colorado 80033.

Item 10 - Executive Compensation

Summary Compensation Table

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three completed fiscal years:


                           SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
    -------------- ------------ ----------------------------------------- ------------------------- ---------- ------------
                                          Annual Compensation                      Awards            Payouts
    -------------- ------------ ----------------------------------------- ------------------------- ---------- ------------
         (a)           (b)           (c)           (d)          (e)          (f)          (g)          (h)         (i)
    -------------- ------------ -------------- ------------ ------------- ----------- ------------- ---------- ------------
    Name and       Year or                                     Other      Restricted                            All Other
    Principal      Period             $             $          Annual       Stock       Option/     LTIP       Compensation
    Position       Ended           Salary         Bonus     Compensa-tion   Awards       SAR's      Payouts        ($)
                                                                             ($)          (#)          ($)
    -------------- ------------ -------------- ------------ ------------- ----------- ------------- ---------- ------------
    Thomas P.      12/31/05     $   85,000(1)
    Raabe,         12/31/04     $  180,000(1)                              $172,500(2)    500,000(1)
    Former         12/31/03     $   79,000(1)                                           7,000,000
    Chairman &                                                                             (1)
    CEO
    -------------- ------------ -------------- ------------ ------------- ----------- ------------- ---------- ------------

    Charles        12/31/05     $  18,000
    Gamber,        12/31/04     $       0
    President,     12/31/03     $       0
    Director
    -------------- ------------ -------------- ------------ ------------- ----------- ------------- ---------- ------------

    John Herzog,   12/31/05     $  42,000
    Acting CFO,    12/31/04     $       0
    Director       12/31/03     $       0
    -------------- ------------ -------------- ------------ ------------- ----------- ------------- ---------- ------------


    ============== ============ ============== ============ ============= =========== ============= ========== ============

-------------------
(1) Mr. Raabe resigned in July 2005. Mr. Raabe discontinued accrual of his salary until the third quarter of 2003. During 2003, Mr. Raabe's employment arrangement was converted to an independent contractor agreement and was awarded an annual consulting fee of $180,000. He was paid $79,000 of this consulting fee in common stock plus was granted stock options to purchase 1,000.000 common shares for $16,500, 1,000,000 common shares for $15,500 and 5,000,000 common shares for $50,000, of which 2,000,000 shares were purchased during the Fourth Quarter of 2003 for $20,000 in cash and 2,000,000 stock options expired at the end of the first quarter of 2005. Mr. Raabe received $150,000 in registered common stock and accrued $30,000 in salary for 2004. He was granted stock options for 500,000 common shares during 2004.

(2) In March of 2004, Mr. Raabe received additional compensation of $172,500 in the form of restricted common shares in a settlement with the Company resolving accrued salary of $232,250 for previous periods and a preferential claim to future stock dividends for stock valued at $75,000 for a total of 25,000,000 restricted shares valued at $0.0192 per share.

Option/SAR Grants Table

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

There were no grants of options or stock to officers in the fiscal year ended December 31, 2005.

(1) At the time of grant the exercise price exceeded the market price for the underlying common shares by 10%. The four outside directors received stock options during fiscal 2005 as part of their regular compensation, but have not been included in this calculation. See: Compensation of Directors, below.


Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values

   ==================== ================= ====================== ========================== ==========================
           (a)                (b)                   (c)                  (d)                          (e)

                                                                       Number of                    Value of
                                                                      Securities                  Unexercised
                                                                  Underlying Unexercised          In-the-Money
                                                                     Options/SAR's at        Options/SAR's at FY-End
                                                                        FY-End (#)                   ($)(1)
                        Shares Acquired
                        on Exercise (#)                                Exercisable/               Exercisable/
                                           Value Realized ($)          Unexercisable              Unexercisable
   Name
   ==================== ================= ====================== ========================== ==========================
     Thomas P. Raabe           0                   $ -                   1,000,000                    $620
   -------------------- ----------------- ---------------------- -------------------------- -------------------------

--------------
     (1) Value determined at closing trade on 12/31/05 of $0.0042/share for 500,000 options exercisable at $0.0042 per share. The 500,000 stock options were out of the money as of 12/31/05.

Compensation of Directors. The directors are compensated for consulting services and may be reimbursed for their expenses in attending formal meetings of the board of directors. The following is the directors compensation for the fiscal year ended December 31, 2005

                  Charles Gamber            $  8,250
                  William Stewart           $  8,250
                  John Herzog               $  8,250
                  Donald W Prosser          $ 20,350(1)

----------------
     (1)  includes work related to the audit committee.

Item 11 - Security Ownership of Certain Beneficial Owners and Management.

                        Security Ownership of Management

----------------------- ------------------------------- --------------------------- ---------------------------
Title of Class          Name and Address of             Amount and Nature of             Percent of Class
                        Beneficial Owner                Beneficial Ownership
----------------------- ------------------------------- --------------------------- ---------------------------
                        Directors and Executive
                        Officers
----------------------- ------------------------------- --------------------------- ---------------------------

Common Stock            William W. Stewart              Direct:         3,750,000            1.4% (1)
                        Director/Secretary
                        c/o P.O. 300 Westminster,
                        Colorado 80033
----------------------- ------------------------------- --------------------------- ---------------------------

Common Stock            Donald W Prosser                Direct:       16,878,000             6.4% (2)
                        Director
                        c/o  P.O. 300 Westminster,
                        Colorado 80033
----------------------- ------------------------------- --------------------------- ---------------------------

Common Stock            Charles L. Gamber               Direct:         9,650,000            3.7% (3)
                        Director & President
                        c/o  P.O. 300 Westminster,
                        Colorado 80033
----------------------- ------------------------------- --------------------------- ---------------------------

Common Stock            John R. Herzog                  Direct         3,750,000             1.4% (4)
                        Director & Acting CFO
                        c/o  P.O. 300 Westminster,
                        Colorado 80033
----------------------- ------------------------------- --------------------------- ---------------------------

Common Stock            Directors and Executive         Total:         34,028,000           12.93% (5)
                        Officers as a Group
----------------------- ------------------------------- --------------------------- ---------------------------

---------------

(1) Includes Directly Owned of 3,500,000 shares plus 250,000 common shares issuable on exercise of common stock options, which the Beneficial Owner has the right to acquire within 60 days.

(2) Includes Directly Owned of 16,628,000 shares plus 250,000 common shares issuable on exercise of common stock options which the Beneficial Owner has the right to acquire within 60 days.

(3) Includes Directly Owned of 9,400,000 shares plus 1250,000 common shares issuable on exercise of common stock options which the Beneficial Owner has the right to acquire within 60 days.

(4) Includes Directly Owned of 3,500,160 common shares, plus 250,000 common shares issuable on exercise of common stock options, which the Beneficial Owner has the right to acquire within 60 days;

(5) Includes Directly Owned of 33,028,000 common shares, plus 1,000,000 common shares issuance on exercise of stock options, which the Beneficial Owner has the right to acquire within 60 days. Percentage calculated based on 263,155,754 total shares including 262,155,754 common shares outstanding plus 1,000,000 common shares issuable on exercise of stock options which the Beneficial Owner has the right to acquire within 60 days

Item 12 - Certain Relationships and Related Transactions.

Transactions with Management and Others
---------------------------------------


During the fiscal years ended December 31, 2004 and December 31, 2005, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to
Item 10 of this Report, Executive Compensation, and Item 11, Security Ownership of Certain Beneficial Owners and Management which are incorporated herein by reference. (See also: Note 5, Notes to Audited Financial Statements.)

During the third quarter of 2004, the Company adopted its 2004 Omnibus Stock Option and Incentive Stock Compensation Plans. This plan contained open and designated grants for members of the board, officers, and consultants. This Plans, including such designated grants have been previously filed as exhibits to the Company's periodic reports and are incorporated herein by reference. Grants under these Plans, exercises of stock options and grants of and purchases under the compensatory stock purchase plans in such Plans, are listed in the Notes to Financial Statements, and incorporated herein by reference. (See: Note 5, Notes to Financial Statements.)

Upon engagement of three new outside directors in September of 2003, the Company adopted a special compensation plan under the Company's 2003 Omnibus Plan for the outside directors, providing for quarterly compensation of 125,000 registered shares of common stock and 250,000 common stock options priced at the then market value for the Company's common stock on a quarterly basis for each quarter in which they served as directors of the Company. Compensatory Stock payments and Stock Options under this program have been granted at the beginning of each fiscal quarter, priced at the closing bid for the common stock the last trading date before the date of grant. At the end of the Second Quarter of 2004, this plan was amended to pay 250,000 registered shares of common stock and 500,000 common stock options per quarter. Subsequent to the end of the fiscal year ended December 31, 2004, the Company paid a director an additional 250,000 common shares per quarter for the entire 2004 fiscal year for the first quarter of fiscal year 2005 for services as chairman of the audit committee. Additionally, subsequent to the end of the Fiscal Year ended December 31, 2004, the board adopted a policy to price the compensation shares at 110% the closing price on the last trading date before grant, and the exercise price of Stock Options at 100% of the closing price on such date. During 2005 the Company paid 250,000 shares per quarter for its directors out of the 2004 plan and additional 250,000 shares to the audit committee. The Company issued options of 6,000,000 and 10,000,000 shares to its directors for other services preformed.

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

Item 13 - Exhibits

   Exhibit No.   Description                                          Ref. No
   --------------------------------------------------------------------------

   EX-3.1        Restated Articles of Incorporation with Amendments
                 adopted by shareholders on September 1, 1998.              1

   EX-3.2        Bylaws adopted by the Board of Directors on
                 October 1, 1998.                                           1

   EX-4.1        Designation of Class A Preferred Stock dated
                 February 26, 2001                                          1

   EX-4.2        Designation of Series 1 Convertible Preferred
                 Adopted November 19, 2001                                  1

   EX-4.3        Designation of Series 2 Convertible Preferred
                 Adopted December 19, 2001.                                 1

   EX-10.1       2003 Omnibus Incentive Stock Compensation Plan
                 Adopted, August 21, 2003                                   2

   EX-10.2       2004 Omnibus Incentive Stock Compensation Plan
                 Adopted, August 4, 2004                                    3

   EX-21         Subsidiaries of the Registrant                             4

   EX-23.1       Consent of Ronald R. Chadwick, PC                          4

   EX-31.1
                 Certification of CEO Pursuant to
                 18 U.S.C, Section 7241, as adopted
                 and Section 302 of the Sarbanes-Oxley Act of 2002.         4
   EX-31.2
                 Certification of CFO Pursuant to
                 18 U.S.C, Section 7241, as adopted
                 and Section 302 of the Sarbanes-Oxley Act of 2002.         4
   EX-32.1
                 Certification of CEO Pursuant to
                 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.             4
   EX-32.2
                 Certification CFO Pursuant to
                 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.             4

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


Item 14.  - Principal Accountant Fees and Services.

The following relate to aggregate fees billed for the last two fiscal years by the Company's principal accountants concerning the Company's: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the

1.   Audit Fees. $9,000

2.   Audit-Related Fees. $-0-

3.   Tax Fees. $-0-

4. All Other Fees. $1,000 Reading of the Form S-8, subsequent events procedures and Form 8-K.

5. (i) The Company's Audit Committee's pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:

     Audit Committee Pre-Approval Policies and Procedures

          As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Ronald R. Chadwick PC CPA in 2004 and 2005 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors' services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

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

                                            ARETE INDUSTRIES, INC.

Date: May 12, 2006                  By:     /s/ CHARLES L GAMBER
                                            ----------------------
                                            Charles L Gamber,
                                            President, Chief Executive Officer,
                                            and Director


Date: May 12, 2006                  By:     /s/ JOHN R HERZOG
                                            -------------------
                                            John R Herzog,
                                            Acting Chief Financial Officer
                                            and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                            ARETE INDUSTRIES, INC.


Date: May 12, 2006                  By:     /s/ WILLIAM W. STEWART
                                            --------------------------
                                            William W. Stewart Board Member

Date: May 12, 2006                  By:     /s/ DONALD W. PROSSER
                                            -------------------------
                                            Donald W. Prosser Board Member

Date: May 12, 2006                  By:     /s/ CHARLES L. GAMBER
                                            -------------------------
                                            Charles L. Gamber Board Member

Date: May 12, 2006                  By:     /s/ JOHN R. HERZOG
                                            ----------------------
                                            John R. Herzog Board Member


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


For information forwarded to shareholders of the Company during the period covered by this Report, see the Exhibit Index of this Report. As of the date of this report no annual report for the fiscal year ended December 31, 2005 or proxy material for the 2006 annual shareholders meeting has been sent to security holders. Registrant intends to send proxy information to its security holders for its regular Annual Meeting to be scheduled shortly, but does not intend to send an annual report with such materials. Registrant undertakes to forward any annual report or proxy material delivered to securities holders to the Securities and Exchange Commission on the date such information is forwarded to stockholders.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES

                          (A Development Stage Entity)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2005

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)


                                      INDEX


                                                                        Page No.

     Report of Independent Registered Public Accounting Firm               F-1

     Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2004 and 2005               F-2

     Consolidated Statement of Operations - For the years ended
       December 31, 2004 and 2005                                          F-3

     Consolidated Statement of Stockholders' Deficit - For
       the years ended December 31, 2004 and 2005                          F-4

     Consolidated Statement of Cash Flows - For the years ended
       December 31, 2004 and 2005                                          F-6

     Notes to Consolidated Financial Statements                            F-8

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Arete Industries, Inc.
Boulder, Colorado

I have audited the accompanying consolidated balance sheets of Arete Industries, Inc. and Subsidiaries (a development stage entity) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arete Industries, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

May 2006                                           /s/ Ronald R. Chadwick, P.C.
Aurora, Colorado                                   ----------------------------
                                                       RONALD R. CHADWICK, P.C.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2004 and 2005

                                     ASSETS

                                                                  2004            2005
                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                 $        121    $        224
    Prepaid expenses                                                 3,000           3,000
                                                              ------------    ------------

      Total current assets                                           3,121           3,224

Furniture and equipment, at cost net of accumulated
    depreciation of $19,672(2004) and $17,747(2005)                  3,969           1,925
                                                              ------------    ------------
Security deposit                                                      --              --
Intellectual property                                                 --              --
                                                              ------------    ------------
Investment in and advances to Applied Behavior Systems,               --
    LLC (Note 2)                                                      --              --
Investment in Colorado Oil & Gas, Inc.                                   0            --
                                                              ------------    ------------

                                                              $      7,090    $      5,149
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable (Note 2)                                 $    262,019    $    185,202
    Accrued expenses                                               368,508         366,464
    Accrued payroll taxes (Note 2)                                 289,363         289,363
    Settlement due                                                  18,650          18,650
    Notes payable - related parties (Note 3)                         3,437          31,704
                                                              ------------    ------------

      Total current liabilities                                    941,977         891,383

Commitments and contingencies (Notes 1, 2,3,7 and 8)

Stockholders' deficit (Notes 4 and 5):
    Common stock, no par value; 499,000,000 shares
      authorized, 183,045,768 (2004) and 262,155,754 (2005)
      shares issued and outstanding                             11,811,498      12,462,975
    Accumulated deficit (including $1,682,069 accumulated
      during the development stage)                            (12,523,565)    (13,126,389)
    Notes receivable from sale of stock                           (222,820)       (222,820)
                                                              ------------    ------------

      Total stockholders' deficit                                 (934,887)       (886,234)
                                                              ------------    ------------

                                                              $      7,090    $      5,149
                                                              ============    ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the years ended December 31, 2004 and 2005
            and from inception (August 1, 2003) to December 31, 2005

                                                                                                Inception to
                                                                   2004             2005      December 31, 2005
                                                              -------------    -------------    -------------
Revenues:
   Sales                                                      $        --      $        --
   Other income                                                        --                789    $         789
                                                              -------------    -------------    -------------

     Total revenues                                                    --                789              789
                                                              -------------    -------------    -------------

Operating expenses:
   Depreciation                                                       2,192            3,294            5,870
   Rent                                                              13,375           10,835           33,413
   Other operating expenses                                         933,046          677,018        2,058,158
                                                              -------------    -------------    -------------

     Total operating expenses                                       948,613          691,147        2,097,441
                                                              -------------    -------------    -------------

      Total operating loss                                         (948,613)        (690,358)      (2,096,652)

Other income (expense):
   Loss on Sale of Investments                                      (10,502)            --            (10,502)
   Interest expense                                                 (17,922)          (4,031)         (40,442)
   Interest and miscellaneous income                                                - 10,365           23,494
                                                              -------------    -------------    -------------

     Total other income (expense)                                   (28,424)           6,334          (27,450)
                                                              -------------    -------------    -------------

Net loss from continuing operations                                (977,037)        (684,024)      (2,124,102)

Extinguishment of Debt (Note 2)                                      54,054           81,200          135,254
                                                              -------------    -------------    -------------

Net loss (Note 6)                                             $    (922,983)   $    (602,824)   $  (1,988,848)
                                                              =============    =============    =============

Basic and diluted loss per share from continuing operations   $       (0.01)   $      *         $       (0.01)
                                                              =============    =============    =============

Basic and diluted loss per share                              $       (0.01)   $       *        $       (0.01)
                                                              =============    =============    =============


Weighted average common shares outstanding                      144,760,000      228,227,000      173,600,000
                                                              =============    =============    =============

* Less than $.01 per share

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2004 and 2005

                                                     Series 1           Series 2
                                                 preferred stock     preferred stock           Common stock
                                             --------------------   --------------------  --------------------------   Accumulated
                                              Shares      Amount    Shares       Amount    Shares          Amount        deficit
                                             -------    ---------   -------    ---------  -----------   ------------   ------------
Balance, December 31, 2003                    16,001    $ 160,014    19,200    $ 192,000   82,592,626   $ 10,383,703   $(11,600,582)

   Exercise of stock options upon
    conversion of Series 1 preferred stock
    ( Note 3)                                (16,001)    (160,014)     --           --      8,000,700        160,014           --

   Exercise of stock options upon
    conversion of Series 2 preferred stock
    (Note 4)                                    --           --     (19,200)    (192,000)  19,200,000        192,000           --


   Issuance of common stock to repurchase a
    portion of a future interest in
    stock distributions, payment of accrued
    wages and for services (Note 5)             --           --        --           --     25,000,000        405,000           --

   Exercise of stock options (Note 5)           --           --        --           --      6,000,000         79,000           --


   Issuance of common stock to employees
    and consultants for services (Note 5)       --           --        --           --     42,002,442        568,423           --

   Purchase of stock by directors in
    connection with granted purchase
    rights                                      --           --        --           --        250,000          2,500           --

   Value of stock options granted to
     consultants (Note 5)                       --           --        --           --           --           20,858           --

   Net loss for the year ended
    December 31, 2004                           --           --        --           --           --             --         (922,983)
                                             -------    ---------   -------    ---------  -----------   ------------   ------------

Balance, December 31, 2004                      --      $    --        --      $    --    183,045,768   $ 11,811,498   $(12,523,565)
                                             =======    =========   =======    =========  ===========   ============   ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2004 and 2005
                        (Continued from preceeding page)



                                                             Common stock
                                                      ---------------------------    Accumulated
                                                         Shares        Amount          deficit
                                                      ------------   ------------   ------------



Balance, December 31, 2004                             183,045,768   $ 11,811,498   $(12,523,565)

    Exercise of stock options (Note 5)                  20,000,000        121,500           --

    Issuance of common stock to employees
      and consultants for services (Note 5)             57,545,751        239,954           --

    Purchase of stock by directors in connection
      with granted purchase rights                       1,564,235          7,727           --

    Value of investment in Colorado Oil & Gas, Inc.           --          282,296
                                                      ------------   ------------   ------------
    Net loss for the year ended
      December 31, 2005                                       --             --         (602,824)
                                                      ------------   ------------   ------------

Balance, December 31, 2005                             262,155,754   $ 12,462,975   $(13,126,389)
                                                      ============   ============   ============

                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2004 and 2005
            and from inception (August 1, 2003) to December 31, 2005


                                                                                    Inception to
                                                           2004           2005    December 31, 2005
                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                            $  (922,983)   $  (602,824)   $(1,988,848)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                         2,192          2,044          4,620
       Loss related to subsidiary spun-off                    --          282,296        284,872
       Stock  and options issued for services and
         interest on notes                                 762,031        239,954      1,442,046
       Changes in assets and liabilities:
         Interest receivable                                37,761           --           44,325
         Inventory                                          25,243           --           25,243
         Prepaid expenses                                   (3,000)          --           (3,000)
         Accounts payable                                  (26,040)       (76,817)      (130,068)
         Accrued expenses                                 (216,970)        (2,044)      (210,434)
                                                       -----------    -----------    -----------

           Total adjustments                               581,217        445,433      1,457,604
                                                       -----------    -----------    -----------

       Net cash used in operating activities              (341,766)      (157,391)      (531,244)

Cash flows from investing activities:
   Purchase of property and equipment                       (5,072)          --           (5,072)
                                                       -----------    -----------    -----------
                                                                                     -----------
       Net cash used in investing activities                (5,072)          --           (5,072)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                  --             --            6,713
   Proceeds from issuance of common stock                     --            7,727         17,727
   Proceeds from exercise of stock options                  81,500        121,500        246,750
   Note Receivable from sale of stock                       16,000           --           16,000
   Payment of accrued wages                                232,250           --          232,250
   Payment of note payable - related parties                (8,136)        28,267         19,558
                                                       -----------    -----------    -----------

     Net cash provided by financing activities             321,614        157,494        538,998
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents       (25,224)           103          2,682
Cash and cash equivalents at beginning of period            25,345            121            118
                                                       -----------    -----------    -----------

Cash and cash equivalents at end of period             $       121    $       224    $     2,800
                                                       ===========    ===========    ===========


                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
            CONSOLIDATED STATEMENT OF CASH FLOWS For the years ended
                           December 31, 2004 and 2005
            and from inception (August 1, 2003) to December 31, 2005

                         (Continued from preceding page)


Supplemental disclosure of cash flow information:                                   Inception to
                                                           2004           2005    December 31, 2005
                                                       -----------    -----------    -----------
    Interest paid during the period                    $    --        $    --        $    --
                                                       ===========    ===========    ===========
    Income taxes paid during the period                $    --        $    --        $    --
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

During the quarter ended September 30, 2005 wages to officers and directors and fees to consultants of $41,267 were paid by the issuance of common stock.

During the quarter ended December 31, 2005 wages to officers and directors of $47,500 were paid by the issuance of common stock.


                             See accompanying notes.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2005

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Basis of presentation:

     The financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations. The Company has incurred significant losses and at December 31, 2004, the Company has a working capital deficit of $1,104,774 and a stockholders' deficit of $1,103,685. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

     New Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

     In May, 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion ("APB") No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial condition).

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

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

     Advertising costs:

     The Company expenses the costs of advertising as incurred. Advertising costs amount to $0 and $0 for the years ended December 31, 2004 and 2005 respectively.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Cash and cash equivalents:

     For purposes of the statement of cash flows, the Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

2.   Delinquent amounts payable
     --------------------------

     As of December 31, 2004 and 2005, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

3.   Notes Payable
     -------------

     Notes payable - related parties:

     As of December 31, 2005, the Company owned the former CEO $26,507 that includes accrued interest and off-set of $5,000 for stock a option that was not paid for. In addition, the Company owes several directors $5,200 for advances given to the Company to pay expenses.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


4.  Preferred stock (continued)
     --------------------------

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

     On January 10, 2004, an affiliate of the CEO, converted 16,001 shares of Series 1 Class A Preferred Stock into 8,000,700 shares of common stock.

     As of December 31, 2003, the Company received total proceeds of $200,000 for the purchase of 20,000 shares of Series 2 Convertible Preferred Stock. 10,000 of these preferred shares were issued in connection with a note conversion. In November of 2003, 800 of these Series 2 Preferred shares were used by two related parties as the purchase price for the exercise of stock options for 3,000,000 shares of common stock. In the first quarter of 2004, 4,050 of these Preferred Shares were converted into 4,050,000 shares of common stock and distributed by an affiliated entity to unrelated parties. During the fourth quarter of 2004, 15,150 of these Preferred Shares were converted by this entity and distributed to certain parties and family members related to the CEO.

5.   Common stock
     ------------

     Stock issuances:

     During the years ended December 31, 2004 and 2005, 67,002,442 and 59,109,986 shares of the Company's common stock, respectively, were issued to officers, directors and consultants for services. Of the total common shares issued in fiscal year ended December 31, 2004, 12,250,000 shares of common stock were issued to consultants in connection with developing the Company's new business in the traditional, alternative, and renewable energy sector; 700,000 shares of common stock were issued to consultants for corporate communications support, 45,141,947 shares of common stock were issued to officers, directors and consultants for compensation and on exercise of stock options, including 25,000,000 shares as settlement of accrued wages; and 8,910,495 shares of common stock were issued for professional services.

     By a settlement agreement approved by the board of directors on March 17, 2004, the CEO converted $232,250 in accrued wages, cancelled his right to receive 3% of total future stock dividends for $75,000, and received compensation of $172,750 for the above mentioned 25,000,000 shares of unregistered common stock valued at $480,000.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


5.   Common stock (continued)
     ------------------------

     Stock options:

     Stock Option Plans

     The Company has established the Omnibus Stock Option and Compensation Plans for employees, directors and consultants or other advisors for 2004 and 2005. The Company has reserved a maximum of 40,000,000 and 50,000,000 common shares under the 2003 and 2004 Plans, respectively, including 10,000,000 special incentive common stock purchase rights to officers, directors, employees and consultants. Additionally, the 2004 Plan replaced a total of 8,500,000 stock options granted under the Company's 2002 and 2003 Plans into the 2004 Plan. The purchase price of each share of stock under the stock option plan will be determined by the Board of Directors or the Compensation Committee based on the fair market value as of the date of grant, determined by the closing sales price on the OTC Bulletin board on the last trading date before the date of grant. The stock option plans exercise terms do not exceed ten years. As of December 31, 2005, no shares were available under the 2003 Plan and all 50,000,000 shares were available under the 2004 Plan for issuance, with 46,500,000 outstanding stock options, leaving 3,500,000 shares unallocated.

     During the Second Quarter of 2004, the Company established a Special Stock Compensation Plan with 25,000,000 shares designated under such plan for issuance to employees, consultants, advisors, professionals, officers and directors. As of December 31, 2005, with 18,309,252 shares issued during 2004 and with 6,690,748 shares issued during 2005 against this plan, 0 shares were available under this Plan for issuance.

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

     Also, during the first quarter of 2005, 2,000,000 stock options granted to the former CEO in prior periods expired, and 2,000,000 stock options granted to a consultant also expired. On April 2, 2005, the former CEO purchased 594,235 special compensation shares with cancellation of a note payable for $2,377.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2005



     The following is a summary of stock option activity, all of which are currently exercisable:
                                                        Weighted
                                                        Average
                                       Option price     exercise      Number of
                                         per share       price         shares
                                     ----------------   -----------  -----------

     Balance, December 31, 2003       $.01  to $.22     $ .014       10,525,000

     Granted                          $.006 to $.03     $0.0194      20,500,000
     Expired                          $.02  to $.03     $0.0267      (9,000,000)
     Cancelled                        $.02  to $.03     $0.0267      (3,000,000)
     Exercised                        $.022 to $.005    $0.0150      (6,000,000)
                                     ----------------   -----------  -----------


     Balance, December 31, 2004      $.006  to $.22     $ .023       13,025,000
                                                                     ===========

     Granted                         $.0025 to $.008    $0.0044      13,000,000
     Expired                         $.0075 to $.0165   $0.0118      (4,000,000)
     Exercised                       $.0025 to $.011    $0.0055     (20,000,000)
                                                        -----------  -----------

     Balance, December 31, 2005      $.0025 to $.011    $ .0225       2,025,000
                                                                     ===========

     The following is additional information with respect to those options outstanding at December 31, 2004:

                                  Weighted
                                   average           Weighted
                              contractual life   average exercise   Number of
     Option price per share       in years            price          shares
     ----------------------       --------            -----          ------

             $0.0220                  1              $0.0220            500,000
             $0.0200                1.25             $0.0200          1,000,000
             $0.2200                  5              $0.2200            525,000

     As of December 31, 2005, 0 options to purchase common stock outstanding under the 2002 stock option plan and 525,000 stock options that expire in 2009, were outstanding under previous plans.

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

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


5.   Common stock (continued)
     ------------------------

                                               2004                2005
                                           ------------        -----------
     Net loss - as reported                $  (922,983)        $ (602,824)
     Net loss - pro forma                   (1,048,460)          (296,045)
     Loss per share - as reported                (0.01)             (0.00)
     Loss per share - pro forma                  (0.01)             (0.00)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2004, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 3.20% and 1.23%; and expected life of 2 and 1 years. The weighted average grant date fair value of options was $.01 for 2004 and $0.0 for 2005.

6.   Income taxes
     ------------

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $6,063,000 which expire in years through 2025.

     As of December 31, 2004 and 2005, total deferred tax assets; liabilities and valuation allowances are as follows:

                                                  2003          2004
                                              -----------    -----------

     Deferred tax asset resulting from
        loss carryforward                     $ 2,139,000    $ 2,435,045
     Deferred tax asset resulting from
        future deductions                         192,000        192,000
     Valuation allowance                       (2,331,000)    (2,627,045)
                                              -----------    -----------

         Net deferred tax asset               $      --      $      --
                                              ===========    ===========



     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


6.   Income taxes (continued)
     ------------------------

     The Company's net operating losses are restricted as to the amount, which may be utilized in any one year. The Company's net operating loss carry forwards expire as follows:

             December 31, 2015                     $  458,000
                    2016                              224,000
                    2017                              304,000
                    2018                              835,000
                    2019                              161,000
                    2020                            1,055,000
                    2021                              880,000
                    2022                              353,000
                    2023                              692,000
                    2024                              805,000
                    2025                              296,000
                                                   ----------
                                                   $6,063,000

7.   Commitments and contingencies
     -----------------------------

     Lease commitments:

     The Company entered into a month-to-month building lease for office space in Niwot, Colorado. Rent expense for the years ended December 31, 2004 and December 31, 2005 amounted to $13,375 and $ 10,835 respectively.

8.   Dividend of Colorado Oil & Gas, Inc. Common Stock to Shareholders
     -----------------------------------------------------------------

     In September of 2005 the Company paid a dividend of 90% of its Colorado Oil & Gas, Inc. common stock to the shareholders of record at September 23, 2005. For purposes of determining the number of outstanding shares of common stock entitled to receive shares of COG of the dividend the Company had issued and outstanding Common Stock was 246,279,389. Based on these shares the Company will distribute on September 23, 2005 the 985,115 shares to its shareholders on the record date on a pro rata basis of 250 to 1. The Company reflected the operations of Colorado Oil & Gas, Inc. for the nine months ended September 30, 2005 in the financial statements for the fiscal year ended December 31, 2005. The loss included in the operations for this period was $282,296.