Form 10QSB
period 2006-03-31
ARETE INDUSTRIES INC
filed 2006-05-26
CIK 820901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      For the period ended: March 31, 2006

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the transition period from ____________ to ___________


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


                  P. O. Box 141 Westminster, CO 80036
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 652-3113
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


                 7102 La Vista Place, Suite 100, Niwot, CO 80503
               ---------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 22, 2006, Registrant had 282,655,754 shares of common stock, No par value, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes [X]   No []

Transitional Small Business Disclosure Format (check one):  YES []   NO [X]

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                      Page No.
                                                                      --------

   Consolidated Financial Statements:

   Index to Consolidated Financial Statements                             1

   Consolidated Balance Sheet at December 31, 2005 and
      March 31, 2006 (unaudited)                                          2

   Consolidated Statements of Operations for the Three
      Months Ended March 31, 2005 and 2006 (unaudited)                    3

   Consolidated Statement of Stockholders' Deficit for the
      Three Months Ended March 31, 2006 (unaudited)                       4

   Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2006 and 2005 (unaudited)                         5-6

   Notes to Unaudited Consolidated Financial Statements at
      March 31, 2006                                                   7-10

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        11-15

   Part II - Other Information                                           16

   Signatures                                                            17

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                           CONSOLIDATED BALANCE SHEET
                      December 31, 2005 and March 31, 2006
                                   (Unaudited)


                                                      2005            2006
                                                  ------------    ------------

                                     ASSETS

Current assets:
    Cash and cash equivalents                     $        224    $      6,522
    Prepaid expenses                                     3,000           3,000
                                                  ------------    ------------

      Total current assets                               3,224           9,522

Furniture and equipment, at cost net of
    accumulated depreciation of $17,747
    (2005) and $18,291 (2006)                            1,925           1,381
                                                  ------------    ------------

                                                  $      5,149    $     10,903
                                                  ============    ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                              $    185,202    $     87,666
    Accrued expenses                                   366,464         366,425
    Accrued payroll taxes                              289,363         289,363
    Settlement due                                      18,650          18,650
    Notes payable - related parties                     31,704          40,870
                                                  ------------    ------------

      Total current liabilities                        891,383         802,974
                                                  ------------    ------------

Minority interest liability                               --              (503)
                                                  ------------    ------------

Stockholders' deficit (Notes 5 and 6):
    Common stock, no par value; 499,000,000
      shares authorized, 262,155,754 (2005)
      and 282,655,754 (2006) shares issued
      and outstanding                               12,462,975      12,525,025
    Accumulated deficit (including $1,956,232
      accumulated during the development stage)    (13,126,389)    (13,093,773)
    Notes receivable from sale of stock               (222,820)       (222,820)
                                                  ------------    ------------

      Total stockholders' deficit                     (886,234)       (791,568)
                                                  ------------    ------------

                                                  $      5,149    $     10,903
                                                  ============    ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2005 and 2006
              and from inception (August 1, 2003 to March 31, 2006)
                                   (Unaudited)


                                                                                               Inception to
                                                                  2005             2006        March 31, 2006
                                                              -------------    -------------    -------------
   Sales                                                      $        --      $        --      $        --
   Other income                                                        --              3,000            3,789
                                                              -------------    -------------    -------------
     Total revenues                                                    --              3,000            3,789
                                                              -------------    -------------    -------------

Operating expenses:
   Depreciation                                               $         592              544    $       6,414
   Rent                                                               3,170             --             33,413
   Other operating expenses                                         106,271           69,703        2,127,861
                                                              -------------    -------------    -------------

     Total operating expenses                                       110,033           70,247        2,167,688
                                                              -------------    -------------    -------------

      Total operating loss                                         (110,033)         (67,247)      (2,163,899)

Other income (expense):
   Loss on Sale of Investments                                         --               --            (10,502)
   Interest expense                                                    (687)            --            (40,442)
   Interest and miscellaneous income                                   --               --             23,494
                                                              -------------    -------------    -------------

     Total other income (expense)                                      (687)            --            (27,450)
                                                              -------------    -------------    -------------

Net loss from continuing operations                                (110,720)         (67,247)      (2,191,349)

Minority interest                                                      --              2,004            2,004
Extingusihment of Debt                                                 --             97,859          233,113
                                                              -------------    -------------    -------------

Net income (loss)                                             $    (110,720)   $      32,617    $  (1,956,232)
                                                              =============    =============    =============

Basic and diluted loss per share from continuing operations   $        --      $        *       $       (0.01)
                                                              =============    =============    =============

Basic and diluted loss per share                              $        *       $        *       $       (0.01)
                                                              =============    =============    =============


Weighted average common shares outstanding                      190,600,000      272,445,000      180,400,000
                                                              =============    =============    =============

* Less than $.01 per share

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the three months ended March 31, 2006
                                   (Unaudited)

                                                        Common stock
                                                 -----------------------------     Accumulated
                                                   Shares            Amount          deficit
                                                 ------------     ------------     ------------
Balance, December 31, 2005                        262,155,754     $ 12,462,975     $(13,126,389)


    Issuance of common stock to employees
      and consultants for services & directors     20,500,000           62,050             --



    Net loss for the three months ended
      March 31, 2006                                     --               --             32,617
                                                 ------------     ------------     ------------

Balance, March 31, 2006                           282,655,754     $ 12,531,025     $(13,093,773)
                                                 ============     ============     ============

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2005 and 2006
              and from inception (August 1, 2003 to March 31, 2006)
                                   (Unaudited)

                                                                                       Inception to
                                                             2005            2006      March 31, 2006
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                               $  (110,720)   $    32,617    $(1,956,232)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                              592            544          5,164
       Loss related to subsidiary spun-off                       --             --          284,872
       Stock  and options issued for services and
         interest on notes                                     81,592         62,050      1,504,096
       Changes in assets and liabilities:
         Interest receivable                                     --             --           44,325
         Inventory                                               --             --           25,243
         Prepaid expenses                                     (48,000)          --           (3,000)
         Accounts payable                                       7,796        (97,536)      (230,180)
         Accrued expenses                                         400            (40)      (210,474)
                                                          -----------    -----------    -----------

           Total adjustments                                   42,380        (34,982)     1,420,046
                                                          -----------    -----------    -----------

       Net cash used in operating activities                  (68,340)        (2,365)      (536,185)

Cash flows from investing activities:
   Purchase of property and equipment                            --             --           (5,072)
   Minority interest receivable                                  --             (503)          (503)
                                                          -----------    -----------    -----------

       Net cash provided (used) by investing activities          --             (503)        (5,575)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                     --             --            6,713
   Proceeds from issuance of common stock                       5,350           --           17,727
   Proceeds from exercise of stock options                      6,000           --          246,750
   Note Receivable from sale of stock                            --             --           16,000
   Payment of accrued wages                                      --             --          232,250
   Payment of note payable - related parties                   57,750          9,167         28,725
                                                          -----------    -----------    -----------

     Net cash provided by financing activities                 69,100          9,167        548,165
                                                          -----------    -----------    -----------

Net increase in cash and cash equivalents                         760          6,298          6,404
Cash and cash equivalents at beginning of period                  121            224            118
                                                          -----------    -----------    -----------

Cash and cash equivalents at end of period                $       881    $     6,522    $     6,522
                                                          ===========    ===========    ===========

                             See accompanying notes

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2005 and 2006
              and from inception (August 1, 2003 to March 31, 2006)
                                   (Unaudited)

                         (Continued from preceding page)

                                                                                       Inception to
                                                             2005            2006      March 31, 2006
                                                          -----------    -----------    -----------
Supplemental disclosure of cash flow information:


Interest paid during the period                           $  --          $  --          $  --
                                                          ===========    ===========    ===========
Income taxes paid during the period                       $  --          $  --          $  --
                                                          ===========    ===========    ===========


Supplemental disclosure of non-cash investing and financing activities:

During the quarter ended March 31, 2005 wages to oficers and directors and fees to consultants of $81,592 were paid by the issuance of common stock.

During the quarter ended March 31, 2006 wages to oficers and directors and fees to consultants of $62,050 were paid by the issuance of common stock.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

1.   Summary of significant accounting policies
     ------------------------------------------

     Basis of presentation:

     The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2005 and March 31, 2006, and the results of operations and cash flows for the periods ended March 31, 2005 and 2006. The Company is currently considered to be in the development stage as more fully defined in Financial Accounting Standards Board Statement No. 7. The Company has not generated any revenues from its activities in the oil and gas business.

     Since August 1, 2003, the Company's financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations. (See: Note 4 - Discontinued Operations) During the fiscal quarter ended March 31, 2006 the results of operations and balance sheet of its subsidiary Avatar Technology Group will be consolidated in these financial statements.

     The Company has incurred significant losses and at March 31, 2006, the Company has a working capital deficit of $ 793,452 and a stockholders' deficit of $ 791,568. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

2.   Delinquent amounts payable
     --------------------------

     As of March 31, 2006, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


3.   Income taxes
     ------------

     The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $ 6,063,000 which expire in years through 2025.

     100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

     The Company's net operating losses are restricted as to the amount which may be utilized in any one year.

4.   Discontinued Operations
     -----------------------

     The Company's decision to pursue projects and investments in traditional oil and gas as well as the `New' alternative and renewable Energy business is an entirely new business direction that required that it take the decisive step to formally discontinue its former operations beginning August 1, 2003. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current three month period of this reclassification. During March 2000, the Company abandoned the direct mail and coupon business. At March 31, 2006, the remaining liabilities of this division were $58,230 in unpaid payroll taxes. As of the year ended December 31, 2005, and the quarter ended March 31, 2006, $54,054 and $ 0 respectively, of debt were reclassified as extinguished. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At March 31, 2006, the remaining liabilities of this division were $91,077 in trade payables and $79,351 in unpaid payroll taxes.

5.   Stock transactions
     ------------------

     During the quarter ended March 31, 2006, the Company issued a total of 20,500,000 common shares for compensation of officers, directors and consultants, valued at an aggregate of $62,050.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the quarter ended March 31, 2006 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                            2005          2006
                                         ------------  ----------

     Net income (loss) - as reported     $(110,720)    $ 32,617
     Net income (loss) - pro forma        (121,250)      29,617
     Loss per share - as reported          *               *
     Loss per share - pro forma            *               *

     * - Less than $0.01 per share

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2006, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.45% to 1.75%; and expected life of .5 to 2 years.

6.   Subsequent Events

     In May 2006, the Company received a letter of intent for due diligence rights to pursue a merger. The letter of intent included a $25,000 deposit. The process will continue after the filing of the Company's first fiscal quarter report for 2006.

     The Company's subsidiary Avatar has received revenue and contracts for its business. They are pursuing their direction and continuing of their operating plan in light of merger plans of the parent Company. No disposition of Arete's share in Avatar has been made as of May 22, 2006.

     The Company is continuing to evaluate opportunities for it's subsidiary Aggression Sports LTD.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During the Third Quarter of 2003, we began to pursue acquiring direct participations in traditional oil and gas projects as well as sponsoring and financing alternative and renewable energy projects. This included pursuing lower-risk projects involving overlooked and by-passed reserves of domestic oil and gas, and seeking funding through professional equity funds looking specifically for such opportunities. Since inception of our new development stage, we have reviewed numerous prospects and pursued funding and acquisition efforts for two specific deals through an oil and gas investment banking consultant which we contracted in June of 2004. Ultimately, the first deal was terminated without cause by the seller of that project in April of 2004, and after significant evaluation and due diligence on our part, the second group of prospects initiated in May of 2004 did not qualify for financing, and in the first quarter of 2005, we terminated our negotiations with the seller group for this prospect. We were able to develop and small oil & gas operation in Arete's subsidiary Colorado Oil & Gas, Inc. In September Arete's spun-off 95% of its ownership of Colorado Oil & Gas, Inc. in the form of a dividend of one share of Colorado Oil & Gas, Inc. for every two hundred and fifty shares of Arete shares owned on the record date.

Arete Energy Development Group LTD was originally formed as a Colorado corporation on April 29, 2004 as a subsidiary of Arete Industries, Inc. for the purpose of pursuing a joint venture in oil and gas. The joint venture opportunity for Arete Energy Development Group LTD was abandoned with no further activity occurring in Arete Energy Development Group Ltd. as we were unable to develop the business or raise the funds needed to enter into a business plan that made sense. The name was changed to Avatar Energy Development Group, LTD. in September 2004 in anticipation of developing an alternative energy business. The corporation remained dormant until late 2005. The board decided to change the direction of Avatar Energy Development Group, LTD to pursue a technology related business which was consistent with the expertise of one of the current directors. The board approved a name change to Avatar Technology Group, Inc. The main business focus for Avatar Technology Group is the delivery of technology solutions for small to medium size businesses as well as public entities. These solutions include business services, custom software development and web design, network security services and IT solutions. Avatar has secured reseller/affiliate agreements with major partners in each area to deliver these services primarily through a website model. Avatar Technology Group maintains a website at www.avtekgroup.com. Avatar plans to market these services to specific vertical markets using advertising in print media and targeted opt in email campaigns. Most of the services are based on a recurring revenue model. All of the technology solution offerings were selected to be complimentary to each other.

Arete as part of its new business plan developed in mid 2005 has began the process of pursuing a merger candidate for the parent company Arete Industries, Inc. as soon as possible. To make a merger an alterative for the future of Arete and its shareholders we have begun the task of settling old liabilities including the payroll taxes, wages and other related payroll liabilities. The ownership of and the future of Aggression Sports, Inc. and its related liabilities have added to the process. We are pursuing a merger or active business for Aggression Sports, Inc. and have to be able to settle their debt as part of the process. We have had some discussions with a candidate but have no plan or letter of intent.

Due to the fact that the Company presently relies exclusively upon contributions of time and operating cash from its directors and officers to pursue its business plan, this has been increasingly taxing on these individuals, and has resulted in substantial dilution to the Company's shareholders. It has become the chief priority of management to achieve cash flow sufficient to cover our overhead as soon as possible an we will continue our efforts to compromise or resolve outstanding obligations including accrued employee compensation, withholding and other taxes, operating and trade payables of the Company and its former subsidiary operations.

In the first quarter of 2006 we have begun identifying possible merger candidates and have begun discussions on a merger with more than one company. We have asked the merger candidates for a non refundable amount of $25,000 to be put up by them to move this process forward. The main requirement for a merger to take place will be the resolution of all remaining debt that the company has outstanding that would allow for a merger candidate to accept a proposal of debt liquidation and allow us to move forward with a merger.

While we are very optimistic about our progress in identifying merger candidates to benefit the shareholders of this company there are no assurances that we can resolve all of our debt obligations meet remaining expenses gain any significant revenue for operations in the immediate future. We received a letter of intent for due diligence, with a payment of $25,000, that calls for the due diligence period to last no longer than June 8, 2006. We are now to be able to work the debt issues out and move to a definitive agreement during this period.

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

As of the end of the quarter ended March 31, 2006, the Company had $10,903 in total assets. This compares to total assets of $5,149 as of the fiscal year ended December 31, 2005. Total liabilities were $802,974 as of March 31, 2006 compared to $891,383 as of the fiscal year ended December 31, 2005. Accounts payable and accrued expenses at March 31, 2006 were $743,454 as compared to $841,029 at December 31, 2005. During the quarter ended March 31, 2006, total liabilities were decreased by $88,419. Net income was $32,617, reducing the accumulated deficit as of March 31, 2006 of $13,093,773, as compared to an accumulated deficit as of December 31, 2005 of $13,126,389.

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of $58,230 in unpaid payroll taxes. During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At March 31, 2006, the remaining liabilities of this subsidiary were $91,077 in trade payables and $79,351 in unpaid payroll taxes. As of March 31, 2006, the consolidated entity owes $289,363 in unpaid payroll taxes of which $151,782 applies specifically to the parent company for periods through the fourth quarter of 2001.

During the quarter ended March 31, 2006, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the quarter ended March 31, 2006, the Company paid $33,000 in compensation to officers and directors, paid $29,050 to consultants and professionals with 20,500,000 shares of common stock.

As of March 31, 2006, executive salaries and bonuses of $286,624 were accrued and unpaid, and the Company had $218,820 in notes receivable for stock sales from former management members together with a note receivable for exercise of a stock option of $4,000 from a third party for a total of $222,820.

Results of operations
---------------------

The Company had $3,000 in revenues from operations during the quarter ended March 31, 2006, and no revenues during the comparable period ended March 31, 2005. Net loss from continuing operations for the quarter ended March 31, 2006 was $67,247 as compared to a net loss from continuing operations of $110,720 for the quarter ended March 31, 2005. The net loss during the quarter ended March 31, 2006 was offset by $97,859 in extinguishment of debt and reduction of the share loss if its subsidiary that is 67% owned of $2004, resulting in net income of $32,617 for the period. The net loss for the quarter ended March 31, 2005 was $110,720.

The Company rents space for file storage and furniture for $125 per month. The Company uses space rented by Colorado Oil & Gas for meetings and to keep current records and pays no rent.

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

Liquidity and Capital Resources
-------------------------------

The Company had a working capital deficit as of March 31, 2006 of $793,452. This compares to a working capital deficit of $888,159 as of December 31, 2005. During the quarter ended March 31, 2006 an aggregate of 20,500,000 shares of common stock were issued for aggregate consideration of $62,050 (for an average of $0.003 per share).

The Company had a stockholder's deficit at March 31, 2006 of $791,568. This is compared to stockholder's deficit at December 31, 2005 of $886,234. The stockholder's deficit decreased due the Company's operating income and the payment of services with the issuance of stock.

At March 31, 2006, the Company had no material commitments for capital expenditures.

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

Item 3. Controls and Procedures
        -----------------------

As of March 31, 2006, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the Quarter ended March 31, 2006, there were no material pending legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Securities Holders

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits

   Exhibit 31.1 Certification of CEO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 31.2       Certification of Interim CFO Pursuant to 18 U.S.C,
                      Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 32.1 Certification of CEO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.

   Exhibit 32.2       Certification of Interim CFO Pursuant to 18 U.S.C,
                      Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARETE INDUSTRIES, INC.


Date: May 25, 2006

By: /s/ Charles L. Gamber, CEO
    --------------------------------------------------
   Charles L. Gamber, Principal Executive Officer


By: /s/ John Herzog, Interim CFO
    --------------------------------------------------
   John Herzog,
   Interim Principal Financial and Accounting Officer