Form 10KSB/A
period 2005-12-31
ARETE INDUSTRIES INC
filed 2006-06-15
CIK 820901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                  Amendment #1


|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005
                                             -----------------


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
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)
..
                       P.O. Box 141 Westminster, CO 80032
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

The following is Amendment No. 1 to the Annual Report on Form 10-KSB for the period ended December 31, 2005 (the "Form 10-KSB") of ARETE INDUSTRIES, INC. This Amendment No. 1 is being filed to reflect certain typing errors and missing exhibits (21 and 23.1) of the Company's 10-K's exhibits, the auditor's opinion (the date was omitted), and to revise presentations in other parts of the Form 10-KSB to be consistent. All other statements and provisions in the Form 10-KSB have not been updated and remain unchanged.

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

We have no or little cash generated from our operations and what cash we generate are insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including any cash flow generated by our subsidiary company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing shareholders will be reduced. There is no assurance that additional financing will be available on terms favorable to us, if at all. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. Any failure by us to procure timely additional financing or investment adequate to fund our ongoing operations will have material adverse consequences on our business operations and as a result, on our consolidated financial condition, results of operations and cash flows. If we are unable to raise sufficient additional financing, we will not be able to continue our operations.

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

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three completed fiscal years:


                           SUMMARY COMPENSATION TABLE

                                                                                  Long Term Compensation
                                                                             ------------------------------------
                                           Annual Compensation                      Awards            Payouts
                                ----------------------------------------- ------------------------- ----------
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

                                            ARETE INDUSTRIES, INC.

Date: June 15, 2006                 By:     /s/ CHARLES L GAMBER
                                            ----------------------
                                            Charles L Gamber,
                                            President, Chief Executive Officer,
                                            and Director


Date: June 15, 2006                 By:     /s/ JOHN R HERZOG
                                            -------------------
                                            John R Herzog,
                                            Acting Chief Financial Officer
                                            and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                            ARETE INDUSTRIES, INC.


Date: June 15, 2006                 By:     /s/ WILLIAM W. STEWART
                                            --------------------------
                                            William W. Stewart Board Member

Date: June 15, 2006                 By:     /s/ DONALD W. PROSSER
                                            -------------------------
                                            Donald W. Prosser Board Member

Date: June 15, 2006                 By:     /s/ CHARLES L. GAMBER
                                            -------------------------
                                            Charles L. Gamber Board Member

Date: June 15, 2006                 By:     /s/ JOHN R. HERZOG
                                            ----------------------
                                            John R. Herzog Board Member


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

May 5, 2006                                        /s/ Ronald R. Chadwick, P.C.
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
                                                                     ===========

     The following is additional information with respect to those options outstanding at December 31, 2005:

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

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the periods ended December 31, 2004 and 2005 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                     ARETE INDUSTRIES, INC. AND SUBSIDIARIES
                          (A Development Stage Entity)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2005


5.   Common stock (continued)
     ------------------------

                                               2004                2005
                                           ------------        -----------
     Net loss - as reported                $  (922,983)        $ (602,824)
     Net loss - pro forma                   (1,048,460)          (629,321)
     Loss per share - as reported                (0.01)             (0.00)
     Loss per share - pro forma                  (0.01)             (0.00)


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

     As of December 31, 2004 and 2005, total deferred tax assets; liabilities and valuation allowances are as follows:

                                                  2004          2005
                                              -----------    -----------

     Deferred tax asset resulting from
        loss carryforward                     $ 2,139,000    $ 2,435,045
     Deferred tax asset resulting from
        future deductions                         192,000        192,000
     Valuation allowance                       (2,331,000)    (2,627,045)
                                              -----------    -----------

         Net deferred tax asset               $      --      $      --
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

8.   Dividend of Colorado Oil & Gas, Inc. Common Stock to Shareholders
     -----------------------------------------------------------------

     In September of 2005 the Company paid a dividend of 90% of its Colorado Oil & Gas, Inc. common stock to the shareholders of record at September 23, 2005. For purposes of determining the number of outstanding shares of common stock entitled to receive shares of COG of the dividend the Company had issued and outstanding Common Stock was 246,279,389. Based on these shares the Company distributed on September 23, 2005 the 985,115 shares to its shareholders on the record date on a pro rata basis of 250 to 1. The Company reflected the operations of Colorado Oil & Gas, Inc. for the nine months ended September 30, 2005 in the financial statements for the fiscal year ended December 31, 2005. The loss included in the operations for this period was $282,296.