Form 10QSB
period 2006-06-30
ARETE INDUSTRIES INC
filed 2006-08-23
CIK 820901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended: June 30, 2006

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to ____________

Commission File Number 33-16820-D

             ARÊTE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

              Colorado                                       84-1508638
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                     Identification No.)

      P. O. Box 141 Westminster, CO                                    80036
      (Address of principal executive offices)                                          (Zip Code)

          (303) 652-3113
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 20, 2006, Registrant had 284,155,754 shares of common stock, No par value, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [X]     No [ ]

Transitional Small Business Disclosure Format (check one):                                   Yes [ ]    No [X]

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

Page No.
Consolidated Financial Statements:

Index to Consolidated Financial Statements	1

Consolidated Balance Sheet at December 31, 2005 and June 30, 2006 (unaudited)	2

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2006 (unaudited)	3

Consolidated Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2006 (unaudited)	5-6

Notes to Unaudited Consolidated Financial Statements at June 30, 2006	7-9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3 - Controls and Procedures	15

Part II - Other Information	16

Signatures	17

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
CONSOLIDATED BALANCE SHEET
December 31, 2005 and June 30, 2006
(Unaudited)

	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$224	$2,244
Prepaid expenses	3,000	3,900

Total current assets	3,224	6,144

Furniture and equipment, at cost net of accumulated
depreciation of $17,747 (2005) and $18,835 (2006)	1,925	837

	$5,149	$6,981

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$185,202	$39,369
Accrued expenses	366,464	128,136
Accrued payroll taxes	289,363	165,455
Settlement due	18,650	18,650
Notes payable - related parties	31,704	56,794

Total current liabilities	891,383	408,404

Minority interest liability	-	(6,107)

Stockholders' deficit:
Common stock, no par value; 499,000,000 shares
authorized, 262,156,438 (2005) and 284,155,754 (2006)
shares issued and outstanding	12,462,975	12,541,775
Accumulated deficit (including $1,131,603 accumulated
during the development stage)	(13,126,389)	(12,872,757)
Notes receivable from sale of stock	(222,820)	(64,334)

Total stockholders' deficit	(886,234)	(395,316)

	$5,149	$6,981

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
CONSOLIDATED STATEMENT OF OPERATIONS
For the three and six months ended June 30, 2005 and 2006
and from inception (August 1, 2003 to June 30, 2006)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,				Inception to
	2005		2006		2005		2006		June 30, 2006

Revenues:
Sales		$-		$500		-		$3,500	$3,500
Other income		-		25,040		-		25,040	25,829

Total revenues		-		25,540		-		28,540	29,329

Operating expenses:
Depreciation		607		$544		$1,198		1,088	$3,664
Rent		3,375		725		6,745		725	23,303
Other operating expenses		127,392		51,171		237,389		120,874	1,502,014

Total operating expenses		131,374		52,440		245,332		122,687	1,528,981

Total operating loss		(131,374)		(26,900)		(245,332)		(94,147)	(1,499,652)

Other income (expense):
Gain (Loss) on Sale of Investments		-		-		-		-	(10,502)
Interest expense		(260)		-		(903)		-	(36,411)
Interest and miscellaneous income		10,410		-		10,365		-	13,129

Total other income (expense)		10,150		-		9,462		-	(33,784)

Net loss from continuing operations		$(121,224)		$221,036		(235,870)		(94,147)	(1,533,436)

Minority interest		-		5,624		-		7,608	7,608

Extinguishment of Debt		-		242,312		-		340,171	394,225

Net income (loss)		$-		$247,936		$(235,870)		$253,632	$(1,131,603)

Basic and diluted income (loss) per share from continuing operations	$	*	$	*	$	*	$	*	$(0.01)

Basic and diluted income (loss) per share	$	*	$	*	$	*	$	*	$(0.01)

Weighted average common shares outstanding		220,750,000		280,100,000		220,750,000		278,290,000	192,510,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the six months ended June 30, 2006
(Unaudited)

	Common stock		Accumulated
	Shares	Amount	deficit

Balance, December 31, 2005	262,155,754	$12,462,975	$(13,126,389)

Exercise of stock options			-

Issuance of common stock to employees,
directors, and consultants for services	22,000,000	78,800	-

Purchase of stock by directors in connection
with granted purchase rights			-

Net income for the six months ended
June 30, 2006	-	-	253,632

Balance, June 30, 2006	284,155,754	$12,541,775	$(12,872,757)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005 and 2006
and from inception (August 1, 2003 to June 30, 2006)
(Unaudited)

			As restated
			Inception to
	2005	2006	June 30, 2006
Cash flows from operating activities:
Net loss	$(235,870)	$253,632	$(1,132,392)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,199	1,199	3,775
Stock and options issued for services,
accounts payable, and interest on notes	151,187	-	1,585,529
Changes in assets and liabilities:
Interest receivable	-	-	44,325
Inventory	-	-	25,243
Prepaid expenses	3,100	(900)	(3,900)
Deposits	(50,000)	-	(50,000)
Accounts payable	-	(151,099)	(204,350)
Accrued expenses	(356)	(125,902)	(498,957)

Total adjustments	105,130	(276,702)	901,665

Net cash used in operating activities	(130,740)	(23,070)	(230,727)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(5,072)
Purchase of Stock Investments	-	-	-

Net cash provided (used) by investing activities	-	-	(5,072)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	-	6,713
Proceeds from issuance of common stock	7,727	-	9,997
Proceeds from exercise of stock options	121,500	-	125,250
Note Receivable from sale of stock	(19,000)	-	16,000
Payment of note payable - related parties	(38,312)	25,090	16,381

Net cash provided by financing activities	71,915	25,090	174,341

Net increase in cash and cash equivalents	(58,825)	2,020	(61,458)
Cash and cash equivalents at beginning of period	63,702	224	63,702

Cash and cash equivalents at end of period	$4,877	$2,244	$2,244

(Continued on following page)
See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005 and 2006
and from inception (August 1, 2003 to June 30, 2006)
(Unaudited)

(Continued from preceding page)

			Inception to
Supplemental disclosure of cash flow information:	2005	2006	June 30, 2006

Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the quarter ended March 31, 2005 wages to officers and directors and fees to consultants of $81,592 were paid by the issuance of common stock.

During the quarter ended June 30, 2005 wages to officers and directors and fees to consultants of $65,595 were paid by the issuance of common stock.

During the quarter ended March 31, 2006 wages to officers and directors and fees to consultants of $62,050 were paid by the issuance of common stock.

During the quarter ended June 30, 2006 wages to officers and directors and fees to consultants of $78,800 were paid by the issuance of common stock.

See accompanying notes

1. Summary of significant accounting policies

Basis of presentation:

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2005 and June 30, 2006, and the results of operations and cash flows for the periods ended June 30, 2005 and 2006. The Company is currently considered to be in the development stage as more fully defined in Financial Accounting Standards Board Statement No. 7. The Company has not generated any revenues from its activities in the oil and gas business, but has revenues from a subsidiary Avatar Technology Group, Inc. and revenues from a non refundable deposit related to the proposed merger and consulting fees generated.

Since August 1, 2003, the Company’s financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations. (See: Note 4 - Discontinued Operations) During the six months ended June 30, 2006 the results from operations and balance sheet of its subsidiary Avatar Technology Group, Inc. has been consolidated in these financial statements.

The Company has incurred significant losses and at June 30, 2006, the Company has a working capital deficit of $402,260 and a stockholders’ deficit of $395,316. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

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

2. Delinquent amounts payable

As of June 30, 2006, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company’s assets and may result in assets being attached by creditors resulting in the Company’s inability to continue operations.

3. Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $ 6,063,000 which expire in years through 2025.

100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

The Company's net operating losses are restricted as to the amount which may be utilized in any one year.

4. Discontinued Operations

The Company’s decision to pursue projects and investments in traditional oil and gas as well as the ‘New’ alternative and renewable Energy business is an entirely new business direction that required that it take the decisive step to formally discontinue its former operations beginning August 1, 2003. This decision is reflected by a change in the presentation of the Company’s financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current three month period of this reclassification. During March 2000, the Company abandoned the direct mail and coupon business and at June 30, 2006, the remaining liabilities of this division were written-off to extinguishment of debt income. As of the six months ended June 30, 2006, $340,171 of debt was reclassified as extinguishment of debt income. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At June 30, 2006, the remaining liabilities of this division was $38,644 in trade payables and that has been reclassified as extinguishment of debt income and $85,322 in unpaid payroll taxes that are in process of being settled. During the current quarter, the company has initiated procedures to close out all inter-company accounts related to and consolidating accounts related to these subsidiaries.

5. Stock transactions

During the six months ended June 30, 2006, the Company issued a total of 22,000,000 common shares for compensation of officers, directors and consultants, valued at an aggregate of $78,800.

5.Stock transactions (continued)

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

	2005	2006

Net income (loss) - as reported	$(110,720)	$253,632
Net income (loss) - pro forma	(121,250)	243,102
Loss per share - as reported	*	*
Loss per share - pro forma	*	*

* - Less than $0.01 per share

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2006, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.45% to 1.75%; and expected life of .5 to 2 years.

6. Subsequent Events

The Company’s subsidiary, Avatar Technology Group (ATG), continued through out the quarter to receive revenue and contracts for its business and are operating their business plan. On the record date of July 3, 2006, Arête completed a dividend of ATG shares for its shareholders of record. These shares will be distributed to shareholders at a rate of 1 share of Avatar for each 975 shares of Arete shares owned.

In May 2006, the Company received a letter of intent for due diligence rights to pursue a merger. The letter of intent included a $25,000 non-refundable deposit. The due diligence period expired before an agreement could be reached between the two parties. The Company’s management currently is continuing discussions with the merger candidate.

On August 15, 2006, the Company executed a Letter of Intent to acquire two working interests in gas producing wells located in Toole County, Montana. On August 23, 2006, the Company signed a definitive Purchase Agreement to acquire a 4.5 mile pipeline in Campbell County, Wyoming from PRB Energy, Inc. The Company has arranged short-term financing to enable it to close on both the Montana wells and the Wyoming pipeline. The proposed acquisitions of the working interests and pipeline will provide cash flow to service the acquisition debt and allow the Company to hire management who will oversee the growth of the Company. After the filing of the Company’s second fiscal quarter report for 2006, the Company will file an 8-K with information regarding the acquisition of the pipeline. It will file an 8-K with the details of the definitive agreement for the purchase of the two Montana gas wells once it is signed.

The Company is continuing to evaluate opportunities for its subsidiary Aggression Sports LTD.

Item 2 - Management’s Discussion and Analysis/Plan of Operation

The Company has relied upon the issuance of shares of its common and preferred stock, and options to purchase its common stock and preferred stock to fund much of the Company’s operations. The following describes the methods used to record various stock related transactions.

Stock issued for services is valued at the market price of the Company’s stock at the date of grant.

Compensation related to the issuance of stock options to employees and directors is recorded at the intrinsic value of the options, which is the market price of the Company’s common stock less the exercise price of the option at the measurement date. The Company’s common stock issued to consultants is recorded at the market price of the Company’s common stock at the measurement date. The Company’s common stock options issued to consultants are recorded at the fair value of the Company’s options computed using the Black-Scholes Model.

Plan of Operation.

In the third quarter of 2003, we discontinued our previous business development activities to focus on traditional and alternative energy. As a result, we entered the development stage. This required us to recast our former operations as discontinued, write down certain fixed assets and inventory from discontinued operations, and, as well, recast operating results into discontinued operations and continuing operations, respectively, beginning August 1, 2003 and continuing through the current period. As a result, operating results, including losses, expenses and revenues attributed to discontinued operations are stated separately from these same items from continuing operations. Therefore, since the current and past business operations relate to entirely different businesses, the financial statements now provide two separate comparisons of the current and comparable prior period for continuing operations, and the same for discontinued operations.

During the Third Quarter of 2003, we began to pursue acquiring direct participation in traditional oil and gas projects as well as sponsoring and financing alternative and renewable energy projects. This included pursuing lower-risk projects involving overlooked and by-passed reserves of domestic oil and gas, and seeking funding through professional equity funds looking specifically for such opportunities. Since inception of our new development stage, we have reviewed numerous prospects and pursued funding and acquisition efforts for two specific deals through an oil and gas investment banking consultant with whom we contracted in June of 2004. Ultimately, the first deal was terminated without cause by the seller of that project in April of 2004, and after significant evaluation and due diligence on our part, the second group of prospects initiated in May of 2004 did not qualify for financing, and in the first quarter of 2005, we terminated our negotiations with the seller group for this prospect. We were able to develop and small oil & gas operation in Arete’s subsidiary Colorado Oil & Gas, Inc. In September Arete’s spun-off 95% of its ownership of Colorado Oil & Gas, Inc. in the form of a dividend of one share of Colorado Oil & Gas, Inc. for every two hundred and fifty shares of Arete shares owned on the record date.

Arete Energy Development Group LTD was originally formed as a Colorado corporation on April 29, 2004 as a subsidiary of Arete Industries, Inc. for the purpose of pursuing a joint venture in oil and gas. The joint venture opportunity for Arete Energy Development Group LTD was abandoned with no further activity occurring in Arete Energy Development Group Ltd. as we were unable to develop the business or raise the funds needed to enter into a business plan that made sense. The name was changed to Avatar Energy Development Group, LTD. in September 2004 in anticipation of developing an alternative energy business. The corporation remained dormant until late 2005. The board decided to change the direction of Avatar Energy Development Group, LTD to pursue a technology related business which was consistent with the expertise of one of the current directors. The board approved a name change to Avatar Technology Group, Inc. The main business focus for Avatar Technology Group is the delivery of technology solutions for small to medium size businesses as well as public entities. These solutions include business services, custom software development and web design, network security services and IT solutions. Avatar has secured reseller/affiliate agreements with major partners in each area to deliver these services primarily through a website model. Avatar Technology Group maintains a website at www.avtekgroup.com. Avatar plans to market these services to specific vertical markets using advertising in print media and targeted opt in email campaigns. Most of the services are based on a recurring revenue model. All of the technology solution offerings were selected to be complimentary to each other. Arete’s shares in Avatar Technology Group, Inc. are going to be paid out as a dividend to shareholders of record. The record date was set for July 3, 2006. These shares will be distributed to shareholders at a rate of 1 share of Avatar for each 975 shares of Arete shares owned. The Company expects to file a form 14C and a registration statement in the fourth quarter of 2006. The ATG shares will be made available to its shareholders in September 2006.

Arete as part of its new business plan developed in mid 2005 has began the process of pursuing a merger candidate for the parent company Arête Industries, Inc. as soon as possible. To make a merger an alterative for the future of Arete and its shareholders, we have begun the task of settling old liabilities including the payroll taxes, wages and other related payroll liabilities. The ownership of and the future of Aggression Sports, Inc. and its related liabilities have added to the process. We are pursuing a merger or active business for Aggression Sports, Inc. and have to be able to settle their debt as part of the process.

Due to the fact that the Company presently relies exclusively upon contributions of time and operating cash from its directors and officers to pursue its business plan, this has been increasingly taxing on these individuals, and has resulted in substantial dilution to the Company’s shareholders. It has become the chief priority of management to achieve cash flow sufficient to cover our overhead as soon as possible and we will continue our efforts to compromise or resolve outstanding obligations including accrued employee compensation, withholding and other taxes, operating and trade payables of the Company and its former subsidiary operations.

In the first quarter of 2006 we have begun identifying possible merger candidates and have begun discussions on a merger with more than one company. We have asked the merger candidates for a non refundable amount of $25,000 and received a non-refundable deposit in May 2006. The main requirement for a merger to take place will be the resolution of all remaining debt that the company has outstanding that would allow for a merger candidate to accept a proposal of debt liquidation and allow us to move forward with a merger. As a part of the plan we now have in place we have the following four part plan to take care of the old debt and taxes, develop revenue, and place sufficient assets in the business to make it scalable and add value to the shareholders. We are currently in discussions with an institution to secure a convertible-note financing to pay off existing accounts payable, which includes currently owed I.R.S. taxes and the short-term notes for the contemplated purchases of the Wyoming pipeline and the Montana wells, plus provide working capital. We have received an offer to begin the process of financing the existing debt through the issuance of a convertible debt that would allow for the pay-off of the taxes and old payables. On August 15, 2006, the Company executed a Letter of Intent to acquire two working interests in gas producing wells located in Toole County, Montana. On August 23, 2006, the Company signed a definitive Purchase Agreement to acquire a 4.5 mile pipeline in Campbell County, Wyoming from PRB Energy, Inc. The Company has arranged short-term financing to enable it to close on both the Montana wells and the Wyoming pipeline. The proposed acquisitions of the working interests and pipeline will provide cash flow to service the acquisition debt and allow the Company to hire management who will oversee the growth of the Company. The convertible debt will also provide for capital to acquire a gas distribution pipeline that we will have signed acquisition agreement for $330,000 with PRB Energy Inc. by the close of business August 22, 2006 to close in early September 2006. We have a letter of intent to acquire two working interests of oil & gas properties owned by our merger candidate. The purpose of the acquisition of the working interests and pipeline is to provide cash flow to for the convertible debt and set the operations needed to allow for the acquisition of the balance of the merger candidates properties that include oil and gas properties in Montana, Wyoming, Colorado, Kansas, and Oklahoma. These properties include PUD’s and off-set opportunities with most of the leases. The plan also includes financing for the drilling of these opportunities and development of the sites.

While we are very optimistic about our progress on this plan to benefit the shareholders of this Company there are no assurances that we can resolve all of our debt obligations, meet current expenses, and increase revenue from operations in the immediate future. We received a commitment to finance the debt, pipeline and working interests. These commitments are from outside parties as well as related parties and are more likely then not to happen. By working out the debt issues and creating cash flow from the proposed acquisitions, we will be able to grow the business through acquisitions in the second half of 2006. able to move to a final definitive agreement on the oil and properties during the third quarter 2006.

Financial Condition

In prior periods, we wrote off Aggression Sports, Inc.’s fixed assets and inventory and molds held for disposal from discontinued. Additionally, we continue to reduce certain amounts payable from discontinued operations as extinguishment of debt, through the passage of statutes of limitation and settlements. We expect future additional write-downs and reclassifications from discontinued operations and extinguishment of debt to be nominal and incremental in nature.

As of June 30, 2005, the Company had $6,981 in total assets. This compares to total assets of $5,149 as of the fiscal year ended December 31, 2005. Total liabilities were $408,404 as of June 30, 2006 compared to $891,383 as of the fiscal year ended December 31, 2005. During the six months ended June 30, 2006, total liabilities were decreased by $482,979. Net income was $253,632 reducing the accumulated deficit as of June 30, 2006 to $12,872,757 as compared to an accumulated deficit as of December 31, 2005 of $13,126,389. (See: Note 1 to Financial Statements.)

During the quarter ended June 30, 2006, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the six months ended June 30, 2006, the Company paid $33,000 in compensation to officers and directors, paid $45,650 to consultants and professionals.

As of June 30, 2006, executive salaries and bonuses to former officers of $128,136 were accrued and unpaid, and the Company had $60,334 in notes receivable for stock sales from former management members together with a note receivable for exercise of a stock option of $4,000 from a third party for a total of $64,334. This amount was reduced by the off-setting amounts owned by certain former officers and we will pursue the balances as a part of the settlement of the outstanding debt.

Results of operations

As stated above, the Company discontinued former operations and set about pursuing a new business plan in the energy industry as a development stage entity and reported results of continuing operations and of discontinued operations separately for the current period and the comparable period of fiscal 2005.

The Company had $28,540 revenues from operations during the six months ended June 30, 2006, and no revenues during the comparable period ended June 30, 2005. Net loss from continuing operations for the six months ended June 30, 2006 was $94,147 as compared to a net loss from continuing operations of $245,332 for the six months ended June 30, 2005. The net income during the six months ended June 30, 2006 included $304,171 in extinguishment of debt. Net loss from continuing operations for the quarter ended June 30, 2006 was $26,900 as compared to a net loss from continuing operations of $121,224 for the quarter ended June 30, 2005. The net income during the quarter ended June 30, 2006 included $242,312 in extinguishment of debt.

The Company rents space for file storage, furniture and excess equipment for $125 per month. The Company uses office space provided by one of the directors and pays no rent.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of June 30, 2006 of $402,260. This compares to a working capital deficit of $888,159 as of December 31, 2005. During the six months ended June 30, 2006 an aggregate of 22,000,000 shares of common stock were issued for aggregate consideration of $77,050 (for an average of $0.0035 per share).

The Company had a stockholder's deficit at June 30, 2006 of $395,316. This is compared to stockholder's deficit at December 31, 2005 of $891,383. The stockholder's deficit decrease was due the Company’s operating income and by the payment of services with the issuance of stock and the exercise of stock options for cash.

At June 30, 2006, the Company had no material commitments for capital expenditures.

Due to its ongoing liquidity issues, the Company has defaulted on several short term obligations including for its operating overhead, trade payables, and state and federal employment taxes, resulting in tax liens being imposed on the Company’s assets, which will have to be resolved with an infusion of new capital, of which no assurances can be made.

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

Item 3. Controls and Procedures

As of June 30, 2006, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the six months ended June 30, 2006, there were no material pending legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

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

ARÊTE INDUSTRIES, INC.

Date: August 22, 2006

By: /s/ Charles Gamber, CEO
Principal Executive Officer

By: /s/ John Herzog, Interim CFO
Interim Principal Financial and Accounting Officer