Form 10QSB
period 2006-09-30
ARETE INDUSTRIES INC
filed 2006-11-16
CIK 820901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the period ended: September 30, 2006

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

______________________________________
(Former name, former address and former
fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 10, 2006, Registrant had 307,155,754 shares of common stock, No par value, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ]   No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ]     No [X]

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

Page No.
Consolidated Financial Statements:

Index to Consolidated Financial Statements	1

Consolidated Balance Sheet at December 31, 2005 and September 30, 2006 (unaudited)	2

Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and 2006 (unaudited)	3

Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and 2006 (unaudited)	4

Consolidated Statement of Stockholders’ Deficit for the Six Months Ended September 30, 2006 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2006 (unaudited)	6-7

Notes to Unaudited Consolidated Financial Statements at September 30, 2006	8-10

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Part II - Other Information	17

Signatures	18

ARETE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
CONSOLIDATED BALANCE SHEET
December 31, 2005 and September 30, 2006
(Unaudited)

	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$224	$13,098
Prepaid expenses	3,000	-

Total current assets	3,224	13,098

Furniture and equipment, at cost net of accumulated
depreciation of $17,747 (2005) and $19,379 (2006)	1,925	330,293
Other Assets
Investments held for sale	-	-

	$5,149	$343,391

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$185,202	$26,982
Accrued expenses	366,464	129,721
Accrued payroll taxes	289,363	167,312
Settlement due	18,650	18,650
Notes payable	-	226,284
Notes payable - related parties	31,704	197,823

Total current liabilities	891,383	766,771

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, no par value; 499,000,000 shares
authorized, 262,156,754 (2005) and 289,155,754 (2006)
shares issued and outstanding	12,462,975	12,576,775
Accumulated deficit (including $1,388,977 accumulated
during the development stage)	(13,126,389)	(12,935,821)
Notes receivable from sale of stock	(222,820)	(64,334)

Total stockholders' deficit	(886,234)	(423,380)

	$5,149	$343,391

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended Sept 30, 2005 and 2006
(unaudited)

	2005		2006
Revenue:
Consulting revenue		$72,500		$-

Operating expenses:
Depreciation		423		544
Rent		2,390		475
Other operating expenses		50,675		55,960

Total operating expenses		53,488		56,979

Total operating loss		19,012		(56,979)

Other income (expense):
Loss on sale of investments		-		-
Interest expense		-		(1,583)
Interest and miscellaneous income		-		-

Total other income (expense)		-		(1,583)

Net income(loss) from continuing operations		19,012		(58,562)

Minority Interest		-		-
Extingusihment of Debt		8,815		6,105

Net income		$27,827		$(52,457)

Basic and diluted loss per share from continuing operations	$	*	$	*

Basic and diluted loss per share	$	*	$	*

Weighted average common shares outstanding		241,800,000		289,150,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
CONSOLIDATED STATEMENT OF OPERATIONS
For the nine months ended Sept 30, 2005 and 2006
and from inception (August 1, 2003 to Sept 30, 2006)
(unaudited)

					Inception to
	2005		2006		Sept 30, 2006
Revenue:
Consulting revenue		$72,500		28,000	$100,500

Operating expenses:
Depreciation		1,621		1,632	5,829
Rent		8,935		1,200	32,713
Other operating expenses		284,349		176,334	1,841,823

Total operating expenses		294,905		179,166	1,880,365

Total operating loss		(222,405)		(151,166)	(1,779,865)

Other income (expense):
Gain (Loss) on Sale of Investments		-		-	(10,502)
Interest expense		(903)		(1,583)	(38,897)
Interest and miscellaneous income		10,365		40	23,534

Total other income (expense)		9,462		(1,543)	(25,865)

Net loss from continuing operations		(212,943)		(152,709)	(1,805,730)

Minority Interest		-		7,608	7,608
Extingusihment of Debt		8,815		346,276	409,145

Net Income (loss)		$(204,128)		$201,175	$(1,388,977)

Basic and diluted loss per share from continuing operations	$	*	$	*	$(0.01)

Basic and diluted loss per share	$	*	$	*	$(0.01)

Weighted average common shares outstanding		217,900,000		281,844,000	200,615,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the nine months ended September 30, 2006
(Unaudited)

	Common stock		Accumulated
	Shares	Amount	deficit

Balance, December 31, 2005	262,155,754	$12,462,975	$(13,126,389)

Issuance of common stock to employees
and consultants for services	27,000,000	113,800	-

with granted purchase rights			-

Dividend of Subsidiary Stock			(10,607)

Net loss for the nine months ended
September 30, 2006	-	-	201,175

Balance, September 30, 2006	289,155,754	$12,576,775	$(12,935,821)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended Sept 30, 2005 and 2006
and from inception (August 1, 2003 to Sept 30, 2006)
(Unaudited)

			Inception to
	2005	2006	September 30, 2006
Cash flows from operating activities:
Net loss	$(204,128)	$201,175	$(1,388,977)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,621	1,632	5,829
Stock and options issued for services,
accounts payable, and interest on notes	192,454	113,800	1,740,596
Changes in assets and liabilities:
Interest receivable	-	-	44,325
Inventory	-	-	25,243
Prepaid expenses	-	3,000	-
Accounts payable	(40,826)	(158,219)	(252,296)
Accrued expenses	400	(358,795)	(566,785)

Total adjustments	153,649	(398,582)	996,912

Net cash used in operating activities	(50,479)	(197,407)	(392,065)

Cash flows from investing activities:
Purchase of property and equipment	-	(330,000)	(335,072)
Purchase of Investment held for sale	(3,816)	-	(3,816)

Net cash provided (used) by investing activities	(3,816)	(330,000)	(338,888)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	-	6,713
Proceeds from issuance of common stock	7,727	-	17,727
Proceeds from exercise of stock options	121,500	-	246,750
Proceeds from notes payable	-	226,284	226,284
Note Receivable from sale of stock	(33,927)	158,486	140,559
Pyament of dividend of subsidary stock	(68,684)	(10,608)	(79,292)
Payment of note payable - related parties	28,224	166,119	185,192
Net cash provided by financing activities	54,840	540,281	743,933

Net increase in cash and cash equivalents	545	12,874	12,980
Cash and cash equivalents at beginning of period	121	224	118

Cash and cash equivalents at end of period	$666	$13,098	$13,098

(Continued on following page)
See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended Sept 30, 2005 and 2006
and from inception (August 1, 2003 to Sept 30, 2006)
(Unaudited)

(Continued from preceding page)

			Inception to
Supplemental disclosure of cash flow information:	2005	2006	September 30, 2006

Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the quarter ended March 31, 2006 wages to officers and directors and fees to consultants of $62,050 were paid by the issuance of common stock

During the quarter ended June 30, 2006 wages to officers and directors and fees to consultants of $78,800 were paid by the issuance of common stock

During the quarter ended September 30, 2006 wages to officers and directors and fees to consultants of $35,000 were paid by the issuance of common stock

During the quarter ended March 31, 2005 wages to officers and directors and fees to consultants of $81,592 were paid by the issuance of common stock.

During the quarter ended June 30, 2005 wages to officers and directors and fees to consultants of $65,595 were paid by the issuance of common stock.

During the quarter ended September 30, 2005 wages to officers and directors and fees to consultants of $41,267 were paid by the issuance of common stock.

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Notes to Financial Statements

1.  Summary of significant accounting policies

Basis of presentation:

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2005 and September 30, 2006, and the results of operations and cash flows for the periods ended September 30, 2005 and 2006. The Company is currently considered to be in the development stage as more fully defined in Financial Accounting Standards Board Statement No. 7. The Company has not generated any revenues from its activities in the oil and gas business, but has revenues from a subsidiary Avatar Technology Group, Inc. and revenues from a non refundable deposit related to the proposed merger and consulting fees generated.

Since August 1, 2003, the Company’s financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations. (See: Note 4 - Discontinued Operations) During the six months ended June 30, 2006 the results from operations and balance sheet of its subsidiary Avatar Technology Group, Inc. has been consolidated in these financial statements and Avatar Technology Group, Inc. was spun-off on July 5, 2006 to the shareholders of the Company at rate of 1 share for every 950 shares of Arete Industries, Inc. owned.

The Company has incurred significant losses and at September 30, 2006, the Company has a working capital deficit of $753,673 and a stockholders’ deficit of $423,380. In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Notes to Financial Statements

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

2.   Delinquent amounts payable

As of September 30, 2006, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company’s assets and may result in assets being attached by creditors resulting in the Company’s inability to continue operations.

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

4. Discontinued Operations

The Company’s decision to pursue projects and investments in traditional oil and gas as well as the ‘New’ alternative and renewable Energy business is an entirely new business direction that required that it take the decisive step to formally discontinue its former operations beginning August 1, 2003. This decision is reflected by a change in the presentation of the Company’s financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current three month period of this reclassification. During March 2000, the Company abandoned the direct mail and coupon business and during the current fiscal 2006 the remaining liabilities of this division were written-off to extinguishment of debt income. As of the nine months ended September 30, 2006, $346,276 of debt was reclassified as extinguishment of debt income. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At September 30, 2006, the remaining liabilities of this division was $38,644 in trade payables and that has been reclassified as extinguishment of debt income and $85,322 in unpaid payroll taxes that are in process of being settled. During the current quarter, the company has initiated procedures to close out all inter-company accounts related to and consolidating accounts related to these subsidiaries.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
Consolidated Notes to Financial Statements

5.   Stock transactions

During the six months ended September 30, 2006, the Company issued a total of 27,000,000 common shares for compensation of officers, directors and consultants, valued at an aggregate of $113,800.

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

	2005	2006

Net income (loss) - as reported	$ (128,128)	$ 201,175
Net income (loss) - pro forma	(242,250)	201,175
Loss per share - as reported	*	*
Loss per share - pro forma	*	*

* - Less than $0.01 per share

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2006, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.45% to 1.75%; and expected life of .5 to 2 years.

6.   Spin-off of Avatar

The Company’s subsidiary Avatar has received revenue and contracts for its business. They are pursuing their direction and continuing of their operating plan in light of merger plans of the parent Company. Arete’s share in Avatar are going to be paid out as a dividend on to shareholders of record. The record date was set for July 3, 2006. These shares will be distributed to shareholders at a rate of 1 share of Avatar for each 950 shares of Arete shares owned.

7.   Purchase of Pipeline

The Company entered into an agreement to acquire a pipeline for gas distribution in Wyoming. The Company closed on the transaction on September 12, 2006 and is in the process of putting the line into operation. All of the agreements for gas transmission are signed and the Company expects to be operational in November 2006. In addition the Company has an agreement to acquire two working interests from the seller of the gas for the pipeline.

Item 2-Management’s Discussion and Analysis/Plan of Operation

The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company’s results of operations. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout this section where such policies affect the Company’s reported and expected financial results. The preparation of this Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company’s financial statements. There can be no assurance that the actual results will not differ from those estimates.

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

Arete Energy Development Group LTD was originally formed as a Colorado corporation on April 29, 2004 as a subsidiary of Arete Industries, Inc. for the purpose of pursuing a joint venture in oil and gas. The joint venture opportunity for Arete Energy Development Group LTD was abandoned with no further activity occurring in Arete Energy Development Group Ltd. as we were unable to develop the business or raise the funds needed to enter into a business plan that made sense. The name was changed to Avatar Energy Development Group, LTD. in September 2004 in anticipation of developing an alternative energy business. The corporation remained dormant until late 2005. The board decided to change the direction of Avatar Energy Development Group, LTD to pursue a technology related business which was consistent with the expertise of one of the current directors. The board approved a name change to Avatar Technology Group, Inc. The main business focus for Avatar Technology Group is the delivery of technology solutions for small to medium size businesses as well as public entities. These solutions include business services, custom software development and web design, network security services and IT solutions. Avatar has secured reseller/affiliate agreements with major partners in each area to deliver these services primarily through a website model. Avatar Technology Group maintains a website at www.avtekgroup.com. Avatar plans to market these services to specific vertical markets using advertising in print media and targeted opt in email campaigns. Most of the services are based on a recurring revenue model. All of the technology solution offerings were selected to be complimentary to each other. Arete’s shares in Avatar Technology Group, Inc. are going to be paid out as a dividend to shareholders of record. The record date was set for July 3, 2006. These shares will be distributed to shareholders at a rate of 1 share of Avatar for each 950 shares of Arete shares owned. The Company expects to file a form 14C and distribute the shares in December 2006.

Arete as part of its new business plan developed in mid 2005 has began the process of pursuing a merger candidate for the parent company Arête Industries, Inc. as soon as possible. To make a merger an alternative for the future of Arete and its shareholders we have begun the task of settling old liabilities including the payroll taxes, wages and other related payroll liabilities. The ownership of and the future of Aggression Sports, Inc. and its related liabilities have added to the process. We are pursuing a merger or active business for Aggression Sports, Inc. and have to be able to settle their debt as part of the process.

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

In the first quarter of 2006 we have begun identifying possible merger candidates and have begun discussions on a merger with more than one company. We have asked the merger candidates for a non refundable amount of $25,000 and received a non-refundable deposit in May 2006. The main requirement for a merger to take place will be the resolution of all remaining debt that the company has outstanding that would allow for a merger candidate to accept a proposal of debt liquidation and allow us to move forward with a merger. As a part of the plan we now have in place we have the following four part plan to take care of the old debt and taxes, develop revenue, and place sufficient assets in the business to make it scalable and add value to the shareholders. We have received an offer to begin the process of financing the existing debt through the issuance of a convertible debt that would allow for the pay-off of the taxes and old payables. We borrowed $400,000 in debt from a third party and a director to provide capital to acquire a gas distribution pipeline that we closed on the acquisition agreement for $330,000 with PRB Energy Inc. on September 12, 2006. We have a letter of intent to acquire two working interests of oil & gas properties owned by our merger candidate. The purpose of the acquisition of the working interests and pipeline is to provide cash flow for the convertible debt and set-up the operations needed to allow for the acquisition of the balance of the merger candidates properties that include oil and gas properties in Montana, Wyoming, Colorado, Kansas, and Oklahoma. These properties include PUD’s and off-set opportunities with most of the leases. The plan also includes financing for the drilling of these opportunities and development of the sites.

While we are very optimistic about our progress on this plan to benefit the shareholders of this company there are no assurances that we can resolve all of our debt obligations meet remaining expenses gain any significant revenue for operations in the immediate future. We received a commitment to finance the debt, pipeline and working interests. These commitments are from outside parties as well as related parties and are more likely then not to happen. We are by working out the debt issues and creating cash flow able to move to a final definitive agreement on the oil and properties during the forth quarter 2006.

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

As of September 30, 2005, the Company had $343,391 in total assets. This compares to total assets of $5,149 as of the fiscal year ended December 31, 2005. Total liabilities were $766,771, of which $400,000 is new debt directly related to the oil & gas business, as of September 30, 2006 compared to $891,383 as of the fiscal year ended December 31, 2005. During the nine months ended September 30, 2006, total liabilities were decreased by $524,612 before the acquisition debt. Net income was $201,175 reducing the accumulated deficit as of September 30, 2006 to $12,935,821 as compared to an accumulated deficit as of December 31, 2005 of $13,126,389. (See: Note 1 to Financial Statements.)

During the quarter ended September 30, 2006, the Company continued to rely upon infusions of cash borrowing from directors, exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the nine months ended September 30, 2006, the Company paid $68,000 in compensation to officers and directors, paid $45,650 to consultants and professionals.

As of September 30, 2006, executive salaries and bonuses to former officers of $128,136 were accrued and unpaid, and the Company had $60,334 in notes receivable for stock sales from former management members together with a note receivable for exercise of a stock option of $4,000 from a third party for a total of $64,334. This amount was reduced by the off-setting amounts owned by certain former officers and we will pursue the balances as a part of the settlement of the outstanding debt.

Results of operations

As stated above, the Company discontinued former operations and set about pursuing a new business plan in the energy industry as a development stage entity and reported results of continuing operations and of discontinued operations separately for the current period and the comparable period of fiscal 2005.

The Company had $28,000 revenues from operations during the nine months ended September 30, 2006, and $72,500 revenues during the comparable period ended September 30, 2005. Net loss from continuing operations for the nine months ended September 30, 2006 was $152,709 as compared to a net loss from continuing operations of $212,943 for the nine months ended September 30, 2005. The net income during the nine months ended September 30, 2006 included $346,276 in extinguishment of debt. Net loss from continuing operations for the quarter ended September 30, 2006 was $58,562 as compared to a net income from continuing operations of $19,012 for the quarter ended September 30, 2005. The net loss during the quarter ended September 30, 2006 included $6,105 in extinguishment of debt.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of September 30, 2006 of $423,380. This compares to a working capital deficit of $888,159 as of December 31, 2005. During the nine months ended September 30, 2006 an aggregate of 27,000,000 shares of common stock were issued for aggregate consideration of $112,050 (for an average of $0.0042 per share).

The Company had a stockholder's deficit at September 30, 2006 of $423,380. This is compared to stockholder's deficit at December 31, 2005 of $891,383. The stockholder's deficit decrease was due the Company’s operating income and by the payment of services with the issuance of stock and the exercise of stock options for cash.

At September 30, 2006, the Company had no material commitments for capital expenditures.

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

Item 3. Controls and Procedures

As of September 30, 2006, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the nine months ended September 30, 2006, there were no material pending legal proceedings initiated by or against the Company or any of its officers, directors or subsidiaries.

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

ARETE INDUSTRIES, INC.

Date: November 15, 2006

By: /s/ Charles Gamber, CEO
Charles Gamber
Principal Executive Officer

By: /s/ John Herzog, Interim CFO
John Herzog
Interim Principal Financial and Accounting Officer