Form 10-K
period 2006-12-31
ARETE INDUSTRIES INC
filed 2010-11-04
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-16820-D

Arête Industries, Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Colorado	84-1508638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P. O. Box 141 Westminster CO	80036
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (303) 427-8688

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item  405 of Regulation S-K is not contained herein, and will not be contained,  to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]  No []

On November 1, 2010 the aggregate market value of the 345,453,054 common stock held by non-affiliates of the Registrant was approximately $4,145,437

On November 1, 2010 the Registrant had 493,155,754 shares of common stock outstanding.

Large Accelerated Filer []	Accelerated Filer []	Non-Accelerated Filer []	Smaller Reporting Company [X]

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Unless the context otherwise requires, references in this Annual Report to “The Company,” “Arete,” “we” “us,” “our” or “ours” refer to Arête Industries, Inc.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

Arête Industries, Inc. was incorporated in the state of Colorado in 1987. Our corporate office is located at 7260 Osceola Street, Westminster, Colorado 80030, and our telephone number is 303-427-8688. Our Website can be found at www.areteindustries.com.

We are a publicly traded company trading on the PINK SHEETS Bulletin Board under the symbol: ARET. The Company has been publicly traded since 1987, and has over 8,000 shareholders.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our Internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

In the fourth quarter of 2004, the Company formed a new subsidiary (Colorado Oil & Gas, Inc.) to pursue an acquisition of one of the mentioned prospects with a number of producing wells and several potential new in-field or offset wells in Northeastern Colorado.  The subsidiary was initially capitalized by small cash contributions made personally by three of the Company’s outside directors including the introducing director for an aggregate of 15% of the new subsidiary’s common stock with the understanding that the Company would receive the other 85% of the founders’ stock.  It is contemplated that this prospect would, if possible, be financed through a portion of short-term bank financing plus private equity through third parties which will in all likelihood dilute the Company’s equity position by an as yet undetermined amount.  Since inception of our new subsidiary, we have reviewed numerous prospects and pursued funding and acquisition efforts for two specific deals through an oil and gas investment banking consultant which we contracted in June of 2004. Ultimately, the first deal was terminated without cause by the seller of that project in April of 2004, and after significant evaluation and due diligence on our part, the second group of prospects initiated in May of 2004 did not qualify for financing, and in the first quarter of 2005, we terminated our negotiations with the seller group for this prospect. During the first nine month period 2005, we decided to pursue a much smaller and ostensibly easier prospect to acquire and fund which included a number of producing shallow wells in Colorado with several potential re-entry and in-field development wells for total cost of under $3 Million.  That deal was terminated in mid December 2005. The subsidiary was spun-off during the shareholders meeting of the Company in September 2005 on a pro rata basis of 1 for 250 to shareholders of record on September 9, 2005. The subsidiary will continue to pursue the oil and gas business on its own and file to register its stock during the first half of 2006 (at the appropriate time).

Arête Energy Development Group LTD was originally formed as a Colorado corporation on April 29, 2004 as a subsidiary of Arête Industries, Inc. for the purpose of pursuing a joint venture in oil and gas.  The joint venture opportunity for Arête Energy Development Group LTD was abandoned with no further activity occurring in Arête Energy Development Group.  The name was changed to Avatar Energy Development Group, LTD. in September 2004 in anticipation of developing an alternative energy business.  The corporation remained dormant until late 2005. The board decided to change the direction of Avatar Energy Development Group, LTD to pursue a technology related business which was consistent with the expertise of one of the current directors.  The board approved a name change to Avatar Technology Group, Inc. The main business focus for Avatar Technology Group is the delivery of technology solutions for small to medium size businesses as well as public entities.  These solutions include business services, custom software development and web design, network security services and IT solutions.  Avatar has secured reseller/affiliate agreements with major partners in each area to deliver these services primarily through a website model.  Avatar Technology Group maintains a website at www.avtekgroup.com.  Avatar plans to market these services to specific vertical markets using advertising in print media and targeted opt (options) in email campaigns.  Most of the services are based on a recurring revenue model.  All of the technology solution offerings were selected to be complimentary to each other. Avatar has received revenue and contracts for its business. They are pursuing their direction and continuing of their operating plan in light of merger plans of the parent Company. Arête’s shares in Avatar are going to be paid out as a dividend on to shareholders of record. The record date was set for July 3, 2006. These shares will be distributed to shareholders at a rate of 1 share of Avatar for each 950 shares of Arête shares owned.

In 2006 Mr. Thomas Raabe resigned as Chairman and CEO and left the company. Mr. Charles Gamber was elected Chairman and CEO, John R. Herzog was named interim CFO, Mr. William Stewart remained as Secretary, and Mr. Donald W. Prosser continued his responsibilities as a Director. In addition, on October 2, 2006 Mr. Charles B. Davis joined the board. Mr. Davis was added to the board because of his oil & gas background and great experience in the business.

The Company was involved in many different business opportunities up to and until 2005, when the Board of Directors confirmed a new company focus on actively pursuing oil and gas acquisitions, including cash flow generating assets and pipelines. On September 12, 2006, the Board confirmed the new company focus on actively pursuing oil and gas acquisitions by closing on an acquisition agreement with PBR Energy Inc. for a gas gathering pipeline for $330,000. Henceforth, the Company will focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Arête's future plans rely on its current Board of Directors, their expertise in oil and gas, finance, accounting and management.  The company has very good relationships with outside funding sources, oil and gas executives, and marketing experts. The Board is joined by several consultants who are providing shareholder communications, marketing, business development, and investment banking services.

Competitive Business Conditions

We operate in a highly competitive environment. Some of our competitors possess and employ financial resources substantially greater than ours and some of our competitors employ more technical personnel. Those companies may be able to charge less for gathering and transporting natural gas, and to evaluate, bid for, and purchase a greater number of properties and prospects than what our financial or technical resources permit. This would price us out of the market. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to identify, evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the natural gas industry.

Pricing for natural gas is based on regional supply and demand conditions.  To this extent we believe we receive gas gathering and transportation prices comparable to other gas gathering companies.  There is little risk in our ability to transport all the current production of our customer at current prices with a reasonable profit margin.  The risk of domestic overproduction at current prices is not deemed significant.  We view our primary pricing risk to be related to a potential decline in gas prices to a level which would make it uneconomical for our current customer to keep on producing natural gas and therefore to use our services.

Major Customers

We sold 100% of our gas production on a spot sale basis to Bear Paw Energy, Inc. during the year ended December 31, 2006.

Acquisition

During the quarter ended December 31, 2006 the Company acquired a gas gathering pipeline in Campbell county Wyoming from PRB Energy Inc. for $330,000.

Governmental Regulations

Regulation of Transportation of Natural Gas

Historically, the transportation of natural gas in interstate commerce has been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the Federal Energy Regulatory Commission (FERC).

In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. The FERC’s orders are intended to foster increased competition within all phases of the natural gas industry.

We cannot accurately predict whether the FERC’s actions will achieve the goal of increasing competition. Therefore, we cannot provide any assurance that the less stringent regulatory approach established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects our competitors

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.

Employees

As of December 31st 2006, the company had no employees

Competition

Gas Gathering and Processing

Gas gathering systems are generally either acquired or developed pursuant to long-term contracts with gas producers or the shippers they service. The contracts generally run over a period of time which approximates a majority of the economic life of the gas producers’ wells. We believe that having such contracts and an existing gathering system in place provides a significant barrier to entry to third parties seeking to compete with us upon the expiration of our contracts.

When developing new gathering systems in areas where we do not have the advantage of existing systems in proximity to the development, we may be competing with other gathering system operators or the producer may elect to construct and own the system. In the case of other gathering system operators, many possess financial, technical and personnel resources substantially greater than ours.

Exploration and Production

The Company’s oil and gas exploration activities take place in a highly competitive and speculative business atmosphere. In seeking suitable oil and gas properties for exploration, development or acquisition, the Company competes with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources.

Environmental Regulation

All facilities and gathering systems that utilize compressors fueled by natural gas require Wyoming Oil and Gas Corporation Commission operating permits. All of our systems have these permits.

At the time of construction, storm water discharge permits are required as well as permits for surface discharging of hydrostatic test water. The Company has obtained all necessary construction permits.

Federal Spill Prevention Control and Countermeasure requirements apply to our facilities and we have approved plans in place.

County and state road crossing permits apply to pipelines and gathering systems crossing county and state highways. The Company is in compliance with these permitting requirements.

Intrastate Regulation

No regulatory body within the state of Wyoming controls the gathering rates we may charge.

Safety and Maintenance

Gas Gathering and Processing

We contract with third parties to perform preventive and normal maintenance on our gathering systems and make repairs and replacements when necessary or appropriate. On our behalf, third parties also conduct routine and required inspections of our gathering and other assets as required by applicable code or regulation. External coatings and cathodic protection systems are used to protect against external corrosion. The systems are continually monitored and tested, and the results recorded, to ensure the early identification of any problem that may arise. We have contracted a third party to provide the necessary training to our employees as required by the Occupational Safety and Health Administration.

Seasonality - Gathering and Processing

Generally, but not always, the demand and price levels for natural gas increase during the colder winter months and decrease during the warmer summer months. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal anomalies such as mild winters and summers sometimes lessen these fluctuations.

Intellectual Property

We do not currently have any patents, trademarks or licenses.

  ITEM 1A. RISK FACTORS

The following risks with respect to our proposed business and financial condition should be carefully considered. These risks and uncertainties are not the only ones facing us. Other risks and uncertainties that have not been predicted or assessed by us may also adversely affect us. Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” and “continue” or other similar words. Statements that contain these words should be carefully read for the following reasons:

•The statements may disclose our future expectations;

•The statements may contain projections of our future earnings or our future financial condition; and

•The statements may state other “forward-looking” information.

Risks Related to Our Business and Industry

The risks and uncertainties described below are not the only risks facing us. Additional risks not presently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. If any of the following risks or uncertainties actually occurs, our business, financial condition and results of operations could be adversely affected.

 Our future performance is difficult to evaluate because we have a limited operating history.

Our operations commenced with our acquisition of certain assets of PRB Gas Transportation, Inc. as of September 2006. As a result, we have little historical financial and operating information available to help you evaluate our performance or an investment in our common stock.

To fund our future growth we will require additional capital, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including development and acquisition opportunities, the availability of debt financing and the cash flow from our operations. To the extent that the funds available are insufficient to meet future capital requirements, we may need to reduce our development activity. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Restrictions in credit agreements may prevent us from engaging in some beneficial transactions.

As we expand and require capital, we intend to enter into credit agreements with financial institutions to fund a portion of the capital requirements. To obtain funds under credit agreements we may be required to accept operating restrictions which would impair or prevent us from future transactions we deem to be beneficial for our future growth.

We depend on our chief executive and chief operating officers for critical management decisions and industry contacts.

We do not have employment agreements with our chief executive officer and his lack of experience in the oil & gas industry. The Company will look for an oil & gas chief operating officer upon acquisition of additional properties. The Company will use consultants and several of its directors for evaluation of the oil & gas acquisitions and financings. The lack of experience could have a material adverse effect on our business.

Competition for experienced technical personnel may negatively impact our operations.

Our acquisition strategy’s success could depend, in part, on our ability to attract and retain experienced professional personnel. The loss of any key executives or other key personnel could have a material adverse effect on our operations. As we continue to grow our asset base and the scope of our operations, our future profitability will depend on our ability to attract and retain qualified personnel, particularly individuals with a strong background in geology, geophysics, engineering and operations.

A significant decrease in the supply of natural gas from our gas gathering customers could materially affect our results of operations and financial condition.

Investments by our gas gathering customers in the maintenance of existing wells and the further development of their reserves will affect their production rates and the volume of gas we gather. Drilling activity generally decreases as gas prices decrease. We have no control over our customers’ level of drilling activity, the amount of reserves underlying their wells and the rate at which their production from a well will decline. Drilling activity of our customers is affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, geological considerations, governmental regulation and the availability and cost of capital.

Any material nonpayment or nonperformance by our key customers could materially affect our results of operations and financial condition.

Some of our customers may be highly leveraged and subject to their own operating and regulatory risks.

Our operations are subject to operational hazards and unforeseen interruptions for which we may be inadequately insured.

Our operations, both gathering and processing and exploration and production, are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. These events might result in a loss of equipment or life, injury or extensive property damage, as well as an interruption in our operations. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our results of operations and financial condition.

Growing our business by constructing new gathering systems, or expanding existing ones, subjects us to construction and other risks.

We plan to grow our business, in part, by constructing new gathering systems and by expanding existing ones. We have no material significant commitments for new construction or expansion projects as of the date of this report. The construction of a new gathering system or the expansion of an existing gathering system, by adding  compressor stations or by adding a second gathering line along an existing gathering line, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. These projects may not be completed on schedule or at all or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new gathering system, the construction will occur over an extended period of time and we will not receive a material increase in revenue until after completion of the project. This could adversely affect our results of operations and financial condition.

Our business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile energy prices.

Our business depends on the level of activity in oil and gas exploration, development and production in markets worldwide. Oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic and weather-related factors significantly affect this level of activity. Oil and gas prices are extremely volatile and are affected by numerous factors, including:

●	worldwide demand for oil and gas;
●	the ability of the Organization of Petroleum Exporting Countries, commonly called “OPEC,” to set and maintain production levels and pricing;
●	the level of production in non-OPEC countries;
●	the policies of the various governments regarding exploration and development of their oil and gas reserves;
●	local weather;

●	fluctuating pipeline takeaway capacity;
●	advances in exploration and development technology;
●	the political environment surrounding the production of oil and gas;
●	level of consumer product demand; and
●	the price and availability of alternative fuels.

Future oil and gas price declines or unsuccessful exploration efforts may result in write-downs of our exploration and production asset carrying values.

We follow the successful efforts method of accounting for our oil and gas properties. All property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending the determination of whether proved reserves have been discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed.

The capitalized costs of our oil and gas properties, on a field basis, cannot exceed the estimated future net cash flows of that field. If net capitalized costs exceed future net revenues, we must write down the costs of each such field to our estimate of fair market value. Unproved properties are evaluated at the lower of cost or fair market value. Accordingly, a significant decline in oil or gas prices or unsuccessful exploration efforts could cause a future write-down of capitalized costs.

We review the carrying value of our properties quarterly based on prices in effect as of the end of each quarter or as of the time of reporting our results. Once incurred, a write-down of oil and gas properties cannot be reversed at a later date even if oil or gas prices increase.

Future oil and gas price declines may affect our ability to raise capital.

If oil and gas prices decrease there will be a corresponding negative impact on the value of our reserves. This could negatively affect our ability to borrow funds or raise capital in the equity markets.

Competition in our industry is intense, and many of our competitors have greater financial and technical resources than we do.

We face intense competition from major oil companies, independent oil and gas exploration and production companies, financial buyers and institutional and individual investors who are actively seeking oil and gas properties throughout the world, along with the equipment, expertise, labor and materials required to operate oil and gas properties. Many of our competitors have financial and technical resources vastly exceeding those available to us, and many oil and gas properties are sold in a competitive bidding process in which our competitors may be able to pay more for development prospects and productive properties or in which our competitors have technological information or expertise to evaluate and successfully bid for the properties that is not available to us. In addition, shortages of equipment, labor or materials as a result of intense competition may result in increased costs or the inability to obtain those resources as needed. We may not be successful in acquiring and developing profitable properties in the face of this competition.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud

Our internal controls and operations are subject to extensive SEC regulation and reporting obligations. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Shares.

Risks Related to Our Common Stock

Our share price has fluctuated in the past and may continue to fluctuate in the future

The market price of our shares in the over-the-counter market has experienced significant volatility and may continue to fluctuate significantly. The market price of our shares may be significantly affected by factors such as the announcements of agreements, new products or product enhancements by us or our competitors and technological innovations by us or our competitors. In addition, while we cannot assure you that any securities analysts will initiate or maintain research coverage of our company and our shares, any statements or changes in estimates by analysts initiating or covering our shares or relating to the VoIP and telecommunications industry could result in an immediate and adverse effect on the market price of our shares. Further, we cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the market price of the shares prevailing from time to time. Sales of a substantial number of shares or the perception that such sales could occur following the filing of this report, could have a material adverse effect on the market price of our shares.

Trading in shares of companies, such as ours, listed on the Pink Sheets in general and trading in shares of technology companies in particular have been subject to extreme price and volume fluctuations that have been unrelated or disproportionate to operating or other performance.  As of the date hereof, we have filed Form 211 to initiate trading of our common stock on the OTC Bulletin Board, which application is pending our resolution of the outstanding SEC comments. Until this application is approved, of which there can be no assurance, no market maker is presently publishing bid and asked quotations in our common stock.

The Number of Shares of Common Stock Which are Available for Sale upon Exercise of our Outstanding Warrants or Conversion of our Outstanding Preferred Stock is Significant in Relation to Our Currently Outstanding Common Stock and Could Cause Downward Pressure on the Market Price for Our Common Stock and Result in Significant Dilution to Existing Shareholders.

The number of shares of our Common Stock reserved for issuance upon exercise of our outstanding warrants or conversion of our outstanding convertible bridge notes, and Series A and Series B Preferred Stock is significant in relation to the number of shares of our Common Stock currently outstanding.  If those security holders exercise their conversion privileges and are eligible to tack the holding period that they owned their derivative securities, and determine to sell a substantial number of shares into the market at any given time, there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our Common Stock. Continuous sales into the market of a number of shares in excess of the typical trading volume for our Common Stock, or even the availability of such a large number of shares, could depress the trading market for our Common Stock over an extended period of time.  In addition, if security holders exercise their conversion privileges, the additional shares could result in substantial dilution to existing shareholders.

The common stock is considered a “penny stock”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of the common stock may drop below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the securities and may affect the ability of investors to sell their shares.

We Have not Paid Cash Dividends in the Past and do not Expect to pay Cash Dividends in the Future.  Any Return on Investment may be Limited to the Value of Our Stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. The payment of cash dividends on our Common Stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay cash dividends, our Common Stock may be less valuable because a return on an investor’s investment will only occur if our Common Stock price appreciates.

Concentration of share ownership among our existing executive officers, Directors and principal stockholders may prevent others from influencing significant corporate decisions.

At December 31, 2006, our executive officers, Directors and principal stockholders beneficially own approximately 18.73% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of Directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with interests different from those of our officers, Directors and principal stockholders.

Access to Information

Our website address is www.areteindustries.com We make available, free of charge, on the Investor Relations section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We also make available through our website other reports electronically filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and Directors under Section 16(a) of that Act. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Properties - Powder River Basin Geology

In December 1994, there were approximately 200 wells in the Powder River Basin producing coal-bed methane gas. Since 1994, over 15,000 gas wells have been drilled in this area and the State of Wyoming and the Bureau of Land Management (“BLM”) have the authority to grant over 15,000 additional drilling permits. Production in 1994 was 2.4 billion cubic feet, and production in 2003 was 3.46 billion cubic feet (Source: Wyoming Oil and Gas Conservation Commission). The average well-life of coal-bed methane well is estimated by the BLM to be eight to ten years.

Gas produced from Powder River Basin coals is almost 100% methane. The gas is generated during the coal forming process and is trapped in the coal beds by water. In order to produce the coal gas, the formation must first be dewatered. As the water is removed from the coal, the gas is desorbed from the coal. All of the coal-bed reservoirs are low pressure and require compression in order for the gas to be delivered to a pipeline transportation system.

Natural gas wells in the Powder River Basin area typically experience sharp declines in production volume in the first several years of production. Production then stabilizes and declines more ratably over a gas well’s average life of approximately eight to ten years. Other factors which influence the initial and long term productivity of the coal-bed methane wells are the depths of the coal fields, the initial gas saturation levels of the coal field and the well spacing.

Gas Gathering System

In September 2006, the company acquired a gas gathering system (Pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This pipeline is currently transporting approximately 900,000 Mcf (thousand cubic feet) of coal bed methane per day and is cash flowing from its operations.

This system has a current throughput capacity of approximately 4 million cubic feet (“MMcf”) of gas per day. Gathering fees are subject to contracts which are life of lease or 10-year contracts expiring in 2012.

Office Facilities

We currently lease office space in Westminster, Colorado.

Storage Facilities

We currently rent a storage locker close to our office in Westminster, Colorado

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The following table sets forth the range of high and low bid price information for our Common Stock for each fiscal quarter for the past two fiscal years and for the first quarter of the current fiscal year as reported by the Pink OTC Markets Inc. and obtained from Yahoo Finance. High and low bid quotations which represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions.

(b)
	HIGH BID	LOW BID

Year Ended December 31, 2005:
First Quarter	$.0080	$.0032
Second Quarter	.0085	.0022
Third Quarter	.0249	.0037
Four Quarter	.0085	.0024

Year Ended December 31, 2006:
First Quarter	$.043	$.003
Second Quarter	.021	.003
Third Quarter	.022	.005
Four Quarter	.008	.003

Since our shares have been quoted in the over-the-counter market on the Pink Sheets, the prices for our shares have fluctuated widely. There may be many factors that explain these variations. We believe that such factors include (a) the demand or lack thereof for our Common Stock, (b) the number of shares of our Common Stock available for sale, and (c) changes in the performance of the stock market in general, among others.

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as our company, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market price of their stock have been the targets of securities class action litigation. If we became the target of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources and have an adverse effect on our ability to implement our business plan. In addition, holders of shares of our Common Stock could suffer substantial losses as a result of fluctuations and declines in the market price of our Common Stock.

 Holders

As of December 31, 2006, the approximate number of holders of record of shares of our Common Stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:
Title of Class	Number of Record Holders

Common Stock, $.001 par value	8,018

The number of record holders of our Common Stock was determined from the records of our transfer agent and does not include numerous beneficial owners of our Common Stock whose shares  are  held  in the  names  of  various  security  brokers,  dealers, and registered clearing agencies. The exact number of these shareholders is unknown to us.

Dividends

The Company has not paid any dividends with respect to its common stock and it is not anticipated that the company will pay dividends in the foreseeable future.  There are no accrued dividends outstanding on any class of preferred stock of the Company.

Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

Our Transfer Agent

Computer Share Investor Services is the transfer agent for our Common Stock. They can be contacted at Computer Share, Inc., Registry Team, 250 Royal Street, Canton, MA 02021; phone: (303) 262-0378; facsimile: (303) 262-0700.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the twelve month period ended December 31, 2006

Repurchases of Equity Securities of the Issuer

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting issuer (as defined by in Item 10(f)(1) of Regulation S-K), the Company is not required to report selected financial data specified in Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

•	Dependence on key management personnel;
•	Competitors with greater financial resources;
•	The ability of management to execute acquisition and expansion plans and motivate personnel in the execution of such plans;
•	Adverse publicity related to the company, or the industry.
•	An inability to arrange additional debt or equity financing;
•	The adoption of new, or changes in, accounting principles;
•	The costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002.
•	The interruptions or cancellation of existing contracts
•	Economic downturn.

Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-K, including under “Risk Factors.” More information about factors that potentially could affect the Company’s financial results is included in our filings with the Securities and Exchange Commission. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

General Overview

It is our desire to provide all parties who may read this MD&A an understanding of the Company’s past performance, its financial condition and its prospects of going forward in the future. Accordingly, we will discuss and provide our analysis of the following:

•	Overview of the business;
•	Critical accounting policies;
•	Results of operations;
•	Overview of business segments;
•	Liquidity, capital resources and outlook for 2007;
•	New accounting pronouncements.

We own and operate a natural gas gathering system (pipeline and compressor station related assets) in the Powder River Basin of Wyoming. We acquired this system in September 2006 and commenced operations shortly thereafter. We currently have a letter of intent with a merger candidate to acquire two working interests of oil and gas properties owned by our merger candidate. However, the main requirement for this merger to take place will be the resolution of all remaining debt that the company has outstanding.  This would allow our merger candidate to accept a proposal of debt liquidation and allow us to move forward with the merger and the acquisition of said assets.  The acquisition of the gas gathering system and working interests is intended to generate cash flow to enable us to service our debts and allow us to proceed with the merger. Said merger will also include other oil and gas properties in Montana, Wyoming, Colorado and Kansas. These properties include PUD’s and off-set opportunities with most of the leases. The plan also includes financing for the drilling of these opportunities and development of the sites.

Management Discussion

While we are very optimistic about our progress on this plan to benefit the shareholders of this company there are no assurances that we can resolve all of our debt obligations, meet remaining expenses, and gain any significant revenue for operations in the immediate future. We received a commitment to finance the debt, pipeline and working interests. These commitments are from outside parties as well as related parties and are more likely than not to happen. We are working out the debt issues and creating cash flow so as to be able to move to a final definitive agreement on the properties The Company continues to rely upon infusions of cash borrowing from directors, exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. We will continue to operate the Company on an austere program of minimum overhead. To achieve this, we will utilize the skills of our board members in the fields of business development, capital acquisition, corporate visibility, oil and gas development, geology and operations. We will use common stock and common stock options as incentives during the development stage of our new business model.

Further, as opportunities for participation in profitable revenue producing projects come forward, we intend that consultants and advisors will be offered compensation from revenues or interests, direct participations, royalties or other incentives from the specific projects to which they contribute. While reducing the amount of variable costs, there is almost no way to reduce or offset our fixed expenses related to office expense, legal, accounting, transfer agent fees, Securities Act reporting, corporate governance, and shareholder communications.

Our future expectation is that monthly operating expenses will remain as low as possible until new opportunities are initiated, of which there can be no assurance, in which event the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business activities. Unless and until it achieves success in its proposed activities, of which there is no assurance, the Company may continue to be required to issue further stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital or revenue from proposed operations will most likely impair the ability of the Company to meet its obligations in the near-term.

The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company’s results of operations. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout this section where such policies affect the Company’s reported and expected financial results. The preparation of this Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period, and contingent assets and liabilities as of the date of the Company’s financial statements. There can be no assurance that the actual results will not differ from those estimates.

Stock issuances

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

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. All historical numbers are presented on a consolidated basis that includes all acquisitions and eliminates inter-company transactions.

Principles of Consolidation

The consolidated financial statements include the accounts of Arête Industries, Inc. and its subsidiaries, Aggression Sports, Inc. (inactive), Global Marketing, Inc. (inactive), and Avatar Technology Group, Inc. (formerly Arête Energy Development Group LTD). All the significant inter-company balances and transactions are eliminated in the consolidation. The Company is reporting its consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies..

Revenue Recognition

We recognize revenue from the pipeline operations at the time the gas is sold and revenue from the sale of products at the time that title passes to the buyer.

Use of Estimates

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

Property and Equipment

Property and equipment are stated at cost. Costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

Equipment, and furniture	5-7 years

Pipeline assets	10 years

Stock-based Compensation

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.
Effective January 1, 2006, we implemented the provisions of SFAS 123(R) “Share-Based Payment,” requiring us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in SFAS 123, as revised. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

Results of Operations

The nature of our operation, and the locations in which we operate create certain challenges and risks to us. These challenges and risks are discussed in Item I of this Annual Report. However certain of these factors are especially important to this discussion and to understanding our results of operations, financial condition and cash flows, and the reasons why historical financial results may not be indicative of our future operating performance.

Key selected financial and operating data for the years ended December 31, 2006 and 2005 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements.

The Company had $11,154 revenues for fiscal year ended December 31, 2005 and $500 revenues from operations for the fiscal year ended December 31, 2006. Net loss from continuing operations for the fiscal year ended December 31, 2005 was $684,024 as compared to a net loss from continuing operations of $285,979 for the fiscal year ended December 31, 2006. The extinguishment of debt of $81,200 offset other losses in the fiscal year ended December 31, 2005 and the extinguishment of debt of $211,100 offset other losses in fiscal year ended December 31, 2006. This resulted in an aggregate net losses for the fiscal year ended December 31, 2005 of $602,824 and $74,879 for the fiscal year ended December 31, 2006. The decrease in the overhead expenses during the fiscal year ended December 31, 2006 by $414,674 over the prior year but has included the loss attributed to the operations of Colorado Oil & Gas for the first nine months of fiscal year ended December 31, 2005 of $282,296 therefore overhead reduction of $150,591.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of December 31, 2006 of $735,400. This compares to a working capital deficit of $888,159 in the fiscal year ended December 31, 2005. During the 12-month period ended December 31, 2006 an aggregate of 45,000,000 shares of common stock were issued for aggregate consideration of $195,850, (avg. $0.0045 per share) and recorded $26,717 in value of stock options granted to consultants. This compares to the 12-month period ended December 31, 2005 in which an aggregate of 79,109,986 shares of common stock were issued for aggregate consideration of $369,181 (avg. $0.0047 per share), recorded $7,727 in value of stock options granted to consultants.

The Company had a stockholder's deficit at December 31, 2006 of $405,165. This is compared to stockholder's deficit at December 31, 2005 of $886,234. The stockholder's deficit decreased due to the Company's net operating loss offset by the exercise of stock options for cash and an increase in payments for services with common stock.

At December 31, 2006, the Company had no material commitments for capital expenditures.

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

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Long-term Debt	$423,376	$30,000	$-	$393,376	$-
Capital Leases	$-	$-	$-	$-	$-
Operating Leases	$90,000	$9,000	$18,000	$18,000	$45,000

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303 of Regulation S-B.

Inflation

To date, inflation has not had a material impact on our operations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS No. 153”) an amendment to Accounting Principles Board (“APB”) Opinion No. 29 (“Opinion No. 29”), “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.  The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, and also the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Company presently does not believe that the adoption of the provisions of SFAS No. 154 will have a material affect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” (“SFAS No. 123 (R)”) which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of director/employee share options; share grants and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  SFAS No. 123 (R) must be applied to all shares and options granted or modified after its effective date and also to recognize the cost associated with the portion of any share or option awards made before its effective date for with the associated service has not been rendered as of its effective date. On April 14, 2005, the U.S. Securities and Exchange Commission announced that the effective date of SFAS No. 123(R) is deferred for calendar year companies until the beginning of 2006.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”).  FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies).  Retrospective application of interim financial information is permitted but is not required.  Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (‘SFAS No. 155”). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

SFAS 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 (“EITF No. 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.”   EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  Fin No. 48 is effective for fiscal years beginning after December 15, 2005.  Management does not expect adoption of FIN No. 48 to have a material impact on the Company’s financial statements.

ITEM 8. FINANCIAL STATEMENTS

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

(A Development Stage Entity)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2006

WITH
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

(A Development Stage Entity)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Arête Industries, Inc.
Boulder, Colorado

I have audited the accompanying consolidated balance sheets of Arête Industries, Inc. and Subsidiaries (a development stage entity) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arête Industries, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the year then ended and for the period from inception of the development stage (August 1, 2003) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and a stockholders’ deficit, and is delinquent on the payment of creditor liabilities including payroll taxes. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

November 3, 2010                                                                         /s/Ronald R. Chadwick, P.C.
Aurora, Colorado                                                                          RONALD R. CHADWICK, P.C.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)

CONSOLIDATED BALANCE SHEET
December 31, 2005 and 2006

ASSETS

	2005	2006
Current assets:
Cash and cash equivalents	$224	$9,626
Prepaid expenses	3,000	-

Total current assets	3,224	9,626

Furniture and equipment, at cost net of accumulated
depreciation of $17,747(2005) and $19,437(2006)	1,925	330,235

	$5,149	$339,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable (Note 2)	$185,202	$51,678
Accrued expenses	366,464	-
Accrued payroll taxes (Note 2)	289,363	273,977
Settlement due	18,650	-
Advances - related parties (Note 3)	31,704	419,375

Total current liabilities	891,383	745,026

Stockholders' deficit (Notes 4 and 5):
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized:
Series 1, 30,000 shares authorized, 0 (2005)
and 0 (2006) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized,0 (2005)
and 0 (2006) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 262,155,7754 (2005) and 307,155,754 (2006)
shares issued and outstanding	12,462,975	12,810,628
Accumulated deficit (including $2,042,550 accumulated
during the development stage)	(13,126,389)	(13,201,268)
Notes receivable from sale of stock	(222,820)	(14,525)

Total stockholders' deficit	(886,234)	(405,165)

	$5,149	$339,861

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)

CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2005 and 2006
 and from inception (August 1, 2003) to December 31, 2006

					Inception to
	2005		2006		December 31, 2006

Revenues:
Sales		$-		$-	$-
Other income		789		500	$1,250

Total revenues		789		500	1,250

Operating expenses:
Depreciation		3,294		1,690	7,560
Rent		10,835		850	34,263
Other operating expenses		677,018		273,933	2,332,091

Total operating expenses		691,147		276,473	2,373,914

Total operating loss		(690,358)		(275,973)	(2,372,664)

Other income (expense):
Loss on Sale of Investments		-		-	(10,502)
Interest expense		(4,031)		(10,006)	(50,448)
Interest and miscellaneous income		10,365		-	23,494

Total other income (expense)		6,334		(10,006)	(37,456)

Net loss from continuing operations		(684,024)		(285,979)	(2,410,120)

Extinguishment of Debt (Note 2)		81,200		211,100	346,354

Net loss (Note 6)		$(602,824)		$(74,879)	$(2,063,766)

Basic and diluted loss per share from continuing operations	$	*	$	*	$(0.01)

Basic and diluted loss per share	$	*	$	*	$(0.01)

Weighted average common shares outstanding		228,227,000		288,200,000	208,842,000

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the years ended  December 31, 2005 and 2006

	Common stock		Accumulated
	Shares	Amount	deficit

Balance, December 31, 2004	183,045,768	$11,811,498	$(12,523,565)

Exercise of stock options (Note 5)	20,000,000	121,500	-

Issuance of common stock to employees
and consultants for services (Note 5)	57,545,751	239,954	-

Purchase of stock by directors in connection
with granted purchase rights	1,564,235	7,727	-

Value of investment in Colorado Oil & Gas, Inc.	-	282,296
	-	-	-
Net loss for the year ended
December 31, 2005	-	-	(602,824)

Balance, December 31, 2005	262,155,754	$12,462,975	$(13,126,389)

Issuance in connection for loan fees	4,000,000	40,000	-

Issuance of common stock to employees
and consultants for services (Note 5)	39,500,000	155,850	-

Purchase of stock by directors in connection
with granted purchase rights	1,500,000	26,717	-

Value of investment in Avatar	-	20,956	-

Paid-in capital from reduction of accrued wages	-	164,016	-

Reduction of stock receivable	-	(59,886)	-

Net loss for the year ended
December 31, 2006	-	-	(74,879)

Balance, December 31, 2006	307,155,754	$12,810,628	$(13,201,268)

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2005 and 2006
and from inception (August 1, 2003) to December 31, 2006

			Inception to
	2005	2006	December 31, 2006
Cash flows from operating activities:
Net loss	$(602,824)	$(53,666)	$(2,063,727)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,044	1,690	6,310
Loss related to subsidiary spun-off	282,296	-	282,296
Stock and options issued for services and
interest on notes	239,954	343,654	2,025,654
Gain on reduction of notes receivables on sale of stock	-	208,294	208,294
Changes in assets and liabilities:
Interest receivable	-	-	44,325
Inventory	-	-	25,243
Prepaid expenses	-	3,000	-
Accounts payable	(76,817)	(133,527)	(253,495)
Accrued expenses	(2,044)	(395,082)	(605,516)

Total adjustments	445,433	28,029	1,733,161

Net cash used in operating activities	(157,391)	(46,850)	(330,566)

Cash flows from investing activities:
Purchase of property and equipment	-	(330,000)	(335,072)

Net cash used in investing activities	-	(330,000)	(335,072)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	-	6,713
Proceeds from issuance of common stock	7,727		17,727
Proceeds from exercise of stock options	121,500	4,000	266,750
Receipt of advances - related parties	28,267	383,956	383,956
Payment of advances - related parties	-	(1,704)	(1,704)

Net cash provided by financing activities	157,494	386,252	675,146

Net increase (decrease) in cash and cash equivalents	103	9,402	9,508
Cash and cash equivalents at beginning of period	121	224	118

Cash and cash equivalents at end of period	$224	$9,626	$9,626

(Continued on Following page)

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2005 and 2006
 and from inception (August 1, 2003) to December 31, 2006

(Continued from preceding page)

			Inception to
Supplemental disclosure of cash flow information:	2005	2006	December 31, 2006

Interest paid during the period	$-	$6,332	$6,332
Income taxes paid during the period	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2005 wages to officers and directors and fees to consultants of $234,358 were paid by the issuance of common stock.

During the year ended December 31, 2006 wages to oficers and directors and fees to consultants of $299,800 were paid by the issuance of common stock.

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

1.      Summary of significant accounting policies

Nature of business:

Arête Industries, Inc. (Arête), formerly Travis Industries, Inc., a Colorado corporation was incorporated on July 21, 1987. One of Arête’s subsidiaries, Global Direct Marketing, Inc. (Global) was in the business of printing advertising materials and coupons and mailing them for its customers. The other Arête subsidiary, Aggression Sports, Inc. (Aggression Sports) was an outdoors sports products company which became a consolidated subsidiary through Arête’s increased investment, effective October 1, 2001.  The Company is currently considered to be in the development stage as more fully defined in Financial Accounting Standards Board Statement No. 7.  The Company has not generated any revenues from its activities in the oil and gas business

The Company formed Global in October 1998. Certain assets and liabilities of Arête were contributed to Global. The consolidated financial statements of the Company include the accounts of Arête for the entire period, the accounts of Global since inception, and Aggression Sports since October 1, 2001. All intercompany accounts have been eliminated in the consolidation. All operations prior to August 1, 2003 have been reclassified as discontinued.

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

Basis of presentation:

The financial statements have been prepared on the basis of the Company being a development stage entity, having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities.  The recast of the Company as development stage is intended to more correctly and accurately reflect the current status of the Company and to properly record results of operations and changes in financial condition as it pursues its new business plan.  As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations.  The Company has incurred significant losses and at December 31, 2006, the Company has a working capital deficit of $ 735,400 and a stockholders’ deficit of $405,165.  In addition, the Company is delinquent on payment of payroll taxes and creditor liabilities. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS No. 153”) an amendment to Accounting Principles Board (“APB”) Opinion No. 29 (“Opinion No. 29”), “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.  The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, and also the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Company presently does not believe that the adoption of the provisions of SFAS No. 154 will have a material affect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” (“SFAS No. 123 (R)”) which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of director/employee share options; share grants and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  SFAS No. 123 (R) must be applied to all shares and options granted or modified after its effective date and also to recognize the cost associated with the portion of any share or option awards made before its effective date for with the associated service has not been rendered as of its effective date. On April 14, 2005, the U.S. Securities and Exchange Commission announced that the effective date of SFAS No. 123(R) is deferred for calendar year companies until the beginning of 2006.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”).  FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies).  Retrospective application of interim financial information is permitted but is not required.  Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (‘SFAS No. 155”). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

SFAS 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 (“EITF No. 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.”   EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s consolidated financial statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  Fin No. 48 is effective for fiscal years beginning after December 15, 2005.  Management does not expect adoption of FIN No. 48 to have a material impact on the Company’s financial statements.

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

Depreciation:

Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful life of three to ten years using the straight-line and accelerated methods.

Revenue recognition:

The Company recognizes revenue when product is sold.

Advertising costs:

The Company expenses the costs of advertising as incurred.  Advertising costs amount to $0 and $0 for the years ended December 31, 2006 and 2005 respectively.

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

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

2.      Delinquent amounts payable

As of December 31, 2005 and 2006, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company’s assets and may result in assets being attached by creditors resulting in the Company’s inability to continue operations.

3.       Advances

Advances – related parties:

As of December 31, 2006, the Company owed to the related parties, unsecured, due on demand, and working capital advances:

Working capital advances:.

December 31,
	2006	2005
Advances – Donald Prosser	$181,000	$--
Advances – Donald Prosser	3,190	--
Advances – Charles Gamber	4,967	--
Advances – William Stewart	219	--
Advances – William Stewart	75,000	--
Advances – Charles Davis	125,000	--
Advances – Thomas Raabe	30,000	31,104
Balances	$426,376	$31,104

Aapproximately $385,000 of the advances bear an interest rate at 8% per annum.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

4.      Preferred stock

The Company has designated Class A Convertible Preferred Stock and 1,000,000 shares authorized for issuance. The Class A preferred stock has a cumulative dividend at prime rate and is redeemable for cash at the rate of $10 per share plus accrued but unpaid dividends at the option of the Company. Each of the Class A preferred shares is convertible at any time after thirty days from issuance at face value and convertible into an equal amount of common stock at 100% of the average weekly closing bid price of the common stock. The Class A shares have certain voting rights and other rights and preferences as specified in the amended articles of incorporation of the Company. The Company intends to use Class A preferred stock for special funding situations and possibly as consideration for unpaid officers’ compensation.  On November 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock is limited to 30,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share.  As of December 31, 2006, all previously issued shares of this Series 1 have been converted to Common Stock and retired. On December 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 2 Convertible Preferred Stock. The Series 2 Convertible Preferred Stock is limited to 25,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share.  As of December 31, 2006, all previously issued shares of this Series 2 have been converted to Common Stock and retired.  The Company has no present intention to re-issue any shares of its Preferred Stock.

5.      Common stock

Stock issuances:

During the years ended December 31, 2005 and 2006, 59,109,986 and 39,500,000 shares of the Company’s common stock, respectively, were issued to officers, directors and consultants for services.  Of the total common shares issued in fiscal year ended December 31, 2006, 34,500 shares of common stock were issued to consultants for fees.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

Stock options:

Stock Option Plans

The Company has established the Omnibus Stock Option and Compensation Plans for employees, directors and consultants or other advisors for 2004 and 2005. The Company has reserved a maximum of 40,000,000 and 50,000,000 common shares under the 2005 and 2006 Plans, respectively, including 10,000,000 special incentive common stock purchase rights to officers, directors, employees and consultants.  Additionally, the 2004 Plan replaced a total of 8,500,000 stock options granted under the Company’s 2002 and 2003 Plans into the 2004 Plan.  The purchase price of each share of stock under the stock option plan will be determined by the Board of Directors or the Compensation Committee based on the fair market value as of the date of grant, determined by the closing sales price on the OTC Bulletin board on the last trading date before the date of grant. The stock option plans exercise terms do not exceed ten years.  As of December 31, 2006, no shares were available under the 2003 Plan and all 50,000,000 shares were unavailable under the 2004 Plan for issuance, with all 50,000,000 outstanding stock options.

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

The following is a summary of stock option activity, all of which are currently exercisable:
		Weighted
	Option price	Average	Number of
	per share	exercise price	Shares

Balance, December 31, 2004	$.006 to $.22	$.023	13,525,000

Granted	$.0025 to $.008	$0.0194	13,000,000
Expired	$.0075 to $.0165	$0.0267	(4,000,000)
Exercised	$.0025 to $.011	$0.0150	(20,000,000)

Balance, December 31, 2005	$.006 to $.22	$.023	2,525,000

Granted	$.004	$0.0040	1,000,000
Expired	$.0075 to $.0165	$0.0118	-
Exercised	$.0025 to $.011	$0.0055	(3,000,000)

Balance, December 31, 2006	$.0025 to $.011	$.0225	525,000

The following is additional information with respect to those options outstanding at December 31, 2006:

Weighted
	average	Weighted
	contractual life	average exercise	Number of
Option price per share	in years	Price	shares

$0.0040	1.25	$0.220	525,000

As of December 31, 2005, 0 options to purchase common stock outstanding under the 2002 stock option plan and 525,000 stock options that expire in 2008, were outstanding under previous plans.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

The Company recognized expenses for the calulation of the Fair Market Value of Option grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2004, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 3.20% and 1.23%; and expected life of 2 and 1 years. The fair value expense of the options was $26,400 for 2005 and $6,717 for 2006.

6.      Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $6,137,879 which expire in years through 2026.

As of December 31, 2005 and 2006, total deferred tax assets; liabilities and valuation allowances are as follows:

	2005	2006

Deferred tax asset resulting from loss carryforward	$2,435,045	$2,509,924
Deferred tax asset resulting from future deductions	192,000	192,000
Valuation allowance	(2,627,045)	(2,701,924)

Net deferred tax asset	$-	$-

A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

The Company's net operating losses are restricted as to the amount, which may be utilized in any one year.

The Company's net operating loss carry forwards expire as follows:

December 31, 2015	$458,000
2016	224,000
2017	304,000
2018	835,000
2019	161,000
2020	1,055,000
2021	880,000
2022	353,000
2023	692,000
2024	805,000
2025	296,000
2026	74,879
$6,137,879

7.      Commitments and contingencies

Lease commitments:

The Company entered into a lease for roads and compressor space in Wyoming for the pipeline. This commitment began in October and paid annually in April. There was no expense in 2005 or 2006. Office rent expense for the years ended December 31, 2006 and December 31, 2005 amounted to $850 and $10,835 respectively.

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
(A Development Stage Entity)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

8.      Dividend of Avatar Technology Group, Inc. Common Stock to Shareholders

In September of 2006 the Company paid a dividend of 97% of its Avatar Technology Group, Inc. common stock to the shareholders of record at July 3, 2006 effective September 30, 2006. For purposes of determining the number of outstanding shares of common stock entitled to receive shares of Avatar Technology Group, Inc. of the dividend the Company had issued and outstanding Common Stock was 283,155,754. Based on these shares the Company will distribute on July 5, 2010 the 290,396 shares to its shareholders on the record date on a pro rata basis of 975 to 1. The Company reflected the operations of Avatar Technology Group, Inc. for the nine months ended September 30, 2006 in the financial statements for the fiscal year ended December 31, 2006. The loss included in the operations for this period was $22,456.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of December 31, 2006, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2006, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

The annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PARTIII

ITEM 10. Directors, Executive Officers and Corporate Governance

Charles L. Gamber (56) Director and President.

Mr. Gamber joined the Company’s Board of Directors in September of 2003, serving as an independent Director, and as a member of the Company’s Policy, Nominating and Compensation Committees.

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

Mr. Gamber received a bachelor’s degree in Business Administration from Western State College in 1973.

John R. Herzog (60) Director and Acting Chief Financial Officer.

Mr. Herzog joined the Company’s Board of Directors in September of 2003, serving as independent Director, and as a member of the Company’s Audit, Policy, Nomination and Compensation Committees.  He brings a depth of concrete practical and entrepreneurial experience in business start-ups, turn-arounds, technology oriented business and technology development projects. From 1998 to 2000, Mr. Herzog served as Director of Billing Services for Eglobe, Inc., where he managed daily operations, conversion of the billing system, and generated an additional $1 million per year of revenue for this company. From 2000 to 2001, he served as director of IT for Anything Internet, Inc., a public company.

Since 2001, Mr. Herzog has been President of Business Information Systems, Inc., developing applications, consulting on software development, business systems, and programming. Mr. Herzog has also served as a Director of Net Commerce, Inc., a public company from 2001 to the present. Mr. Herzog graduated from Drexel University in 1967 with a degree in Electrical Engineering, and in 1970 with a Master’s degree in Biomedical Engineering. He received a Doctorate from Temple University in 1976.

William W. Stewart (45) Director.

Mr. Stewart joined the board of directors on December 19, 2001 at the time the Company entered into a Letter of Intent with Mr. Stewart to form a subsidiary corporation to pursue acquisition and management of minor league sports franchises.  From December, 2001 until August, 2002, Mr. Stewart ran the operations and directed the business plan of Eagle Capital Funding Corp. (Eagle Capital) to pursue capital funding projects,   In addition to serving as an outside director; Mr. Stewart provides consulting services to the Company relating to corporate finance, mergers and acquisitions.  (See – Certain Transactions with Management and Others).  From 1986 to 1994, Mr. Stewart worked in the brokerage industry as an NASD licensed registered representative.  He started his career with Boettcher and Company of Denver, Colorado and left the Principal Financial Group of Denver, Colorado in 1994 to open his own small-cap investment firm, S.W. Gordon Capital, Inc., where he has been its president since 1994 to the present.  He has consulted with many small companies, both public and private, on capital formation and mergers and acquisitions.  Mr. Stewart formerly served as CEO and is an owner of Larimer County Sports, LLC, a Colorado Limited Liability Company, which owns the Colorado Eagles Hockey Club a minor league professional hockey franchise in northern Colorado.  Mr. Stewart was born in The Pas, Manitoba, Canada.  Mr. Stewart attended the University of Denver on a full athletic scholarship where he played hockey from 1979 to 1983 as right wing and served as assistant captain during his senior year.  Mr. Stewart graduated with a BS, Business Administration from the University of Denver in 1983, with honors as a Student Athlete.

Donald W. Prosser (55) Director.

Mr. Prosser joined the Company’s Board of Directors in September of 2003, serving as Director and member of the Company’s Compensation, Audit, Policy, and Compensation Committees. He has been designated as the Company’s Financial Expert under the Sarbanes-Oxley Act.  Mr. Prosser is a professional CPA, specializing in tax and securities accounting, and has represented a number of private and public companies serving in the capacity of CPA, member of boards of directors, and as Chief Financial Officer. Mr. Prosser brings to the Company his great depth of expertise in tax and securities compliance and accounting, corporate finance transactions and turn-around.

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

Mr. Prosser has been a Certified Public Accountant since 1975, and is licensed in the state of Colorado.  Mr. Prosser attended the University of Colorado from 1970 to 1971 and Western State College of Colorado from 1972 to 1975, where he earned a Bachelor’s degree in both accounting and history (1973) and a Masters degree in accounting – income taxation (1975).

Charles B. Davis (50) Director

Mr. Davis joined Arête's Board of Directors in 2006. With over 25 years of experience in the oil and gas industry, Mr. Davis is a valuable addition to the board of the Company. From January 1981 to June 1983, Mr. Davis was Operations Manager for Keba Oil and Gas Co. where he was responsible for drilling, completion and producing operations. From July 1983 to April 1986, Mr. Davis was Vice-President of operations for Private Oil Industries. From April 1986 till August 1988, Mr. Davis did consulting work related to well site operations. Then in August 1988 Mr. Davis joined DNR Oil & Gas Inc. as president, running the day to day operations for 150 to 200 wells, and involved in exploration activities. Mr. Davis graduated from the University of Wyoming with a Bachelor of Science Degree.

Board Committees

Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board of Directors has designated three standing committees: the Audit Committee, the Nominating Committee, and the Compensation Committee

Audit Committee.

The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met four times during the fiscal year 2006.

Audit Committee Financial Expert.

The Board has determined that Mr. Prosser is an audit committee financial expert as defined by Item 401(h) of Regulation S-B under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Nominating Committee.

The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on Board and Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the fiscal year 2006.

Compensation Committee.

The Compensation Committee was established in 2003. It administers our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met four times during the fiscal year 2006 to review, among other things, compensation for the officers and directors.

Compliance with Section 16(a) of the Exchange Act.

The Company files reports under Section l5 (d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10% stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

CODE OF BUSINESS CONDUCT AND ETHICS

Objective

The corporate philosophy of Arête Industries, Inc. and its subsidiaries is that good ethics and good business conduct go hand in hand. The conduct and values of its Company associates including directors, employees and consultants reflect upon the Company. These business standards provide a general framework of values and obligations that should be adhered to at all times. Corporate standards guide each Company associate’s professional conduct in regard to actions, words, sense of fairness, honesty and integrity. The Company is required to comply with laws in all jurisdictions, and the Code of Business Conduct and Ethics (the “Code”) supports and reflects our statutory compliance with such laws.

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Act of 1933, as amended. The Code applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Upon written request, we will mail you a free copy of our Code. Please mail your request to the following address: Arête Industries Inc., P.O. Box 141, Westminster, Colorado 80036.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year or Period Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Option/ SAR’s (#)	LTIP Payouts ($)	All Other Compensation ($)

Thomas P. Raabe, Former Chairman & CEO	12/31/06 12/31/05 12/31/04	$ -- (1) $ 85,000(1) $180,000(1)			$ 0 $172,500(2)	$ 0 500,000(1) 7,000,000(1)

Charles Gamber, President, Director	12/31/06 12/31/05 12/31/04	$ 23,650 $ 18,000 $ --

John Herzog, Acting CFO, Director	12/31/06 12/31/05 12/31/04	$ 23,650 $ 42,000 $ --

_________________

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

Option/SAR Grants Table
Option/SAR Grants in Last Fiscal Year
Individual Grants

There were no grants of options or stock to officers in the fiscal year ended December 31, 2006.

(1)  At the time of grant the exercise price exceeded the market price for the underlying common shares by 10%. The four outside directors received stock options during fiscal 2005 as part of their regular compensation, but have not been included in this calculation. See: Compensation of Directors, below.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.
Aggregated Option/SAR Exercises in Last Fiscal Year
And FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR's at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SAR's at FY-End ($)(1) Exercisable/ Unexercisable

Thomas P. Raabe	0	$ -	1,000,000	$620

--------------

     (1)  Value determined at closing trade on 12/31/05 of $0.0042/share for 500,000 options exercisable at $0.0042 per share. The 500,000 stock options were out of the money as of 12/31/05.

Compensation of Directors.

The directors are compensated for consulting services and may be reimbursed for their expenses in attending formal meetings of the board of directors. The following is the director’s compensation for the fiscal year ended December 31, 2006.

Charles Gamber	$23,650
William Stewart	$46,250	(2)
John Herzog	$23,650
Donald W Prosser	$75,300	(1 & 2)
Charles Davis	$10,000	(2)
______________

(1)	includes work related to the audit committee and the SEC filings
(2)	includes payment of loan fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class

Directors and Executive
Officers

Common Stock William W. Stewart	Direct:	12,500,000	4.05% (1)
Director/Secretary
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Donald W Prosser	Direct:	27,000,000	8.76% (2)
Director
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Charles L. Gamber	Direct:	8,500,000	2.76% (3)
Director & President
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock John R. Herzog	Direct:	8,500,000	2.76% (4)
Director
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Charles Davis	Direct:	1,000,000	0.32% (5)
Director & Acting CFO
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Directors and Executive	Total:	57,500,000	18.65%(6)
Officers as a Group
_________________

(1)  Includes Directly Owned of 12,500,000 shares plus 250,000 common shares issuable on exercise of common stock options, which the Beneficial Owner has the right to acquire within 60 days.

(2)  Includes Directly Owned of 27,000,000 shares plus 250,000 common shares issuable on exercise of common stock options which the Beneficial Owner has the right to acquire within 60 days.

(3)  Includes Directly Owned of 8,500,000 shares plus 250,000 common shares issuable on exercise of common stock options which the Beneficial Owner has the right to acquire within 60 days.

(4)  Includes Directly Owned of 8,500,000 common shares, plus 250,000 common shares issuable on exercise of common stock options, which the Beneficial Owner has the right to acquire within 60 days;

(5)  Includes Directly Owned of 1,000,000 common shares;

(6)  Includes Directly Owned of 57,500,000 common shares, plus 1,000,000 common shares issuance on exercise of stock options, which the Beneficial Owner has the right to acquire within 60 days. Percentage calculated based on 308,155,754 total shares including 307,155,754 common shares outstanding plus 1,000,000 common shares issuable on exercise of stock options which the Beneficial Owner has the right to acquire within 60 days

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the fiscal years ended December 31, 2006 and December 31, 2005, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to Item 10 of this Report, Executive Compensation, and Item 11, Security Ownership of Certain Beneficial Owners and Management which are incorporated herein by reference. (See also: Note 5, Notes to Audited Financial Statements.)

Upon engagement of three new outside directors in September of 2003, the Company adopted a special compensation plan under the Company's 2003 Omnibus Plan for the outside directors, providing for quarterly compensation of 125,000 registered shares of common stock and 250,000 common stock options priced at the then market value for the Company's common stock on a quarterly basis for each quarter in which they served as directors of the Company. Compensatory Stock payments and Stock Options under this program have been granted at the beginning of each fiscal quarter, priced at the closing bid for the common stock the last trading date before the date of grant. At the end of the Second Quarter of 2004, this plan was amended to pay 250,000 registered shares of common stock and 500,000 common stock options per quarter. Subsequent to the end of the fiscal year ended December 31, 2004, the Company paid a director an additional 250,000 common shares per quarter for the entire 2004 fiscal year for the first quarter of fiscal year 2005 for services as chairman of the audit committee. Additionally, subsequent to the end of the Fiscal Year ended December 31, 2004, the board adopted a policy to price the compensation shares at 110% the closing price on the last trading date before grant, and the exercise price of Stock Options at 100% of the closing price on such date. During 2005 the Company paid 250,000 shares per quarter for its directors out of the 2004 plan and additional 250,000 shares to the audit committee. The Company issued options of 6,000,000 and 10,000,000 shares to its directors for other services preformed. During 2006 the Company issued no options to officers and directors.

During the Fourth Quarter of 2004, an officer and director was granted and exercised a compensatory stock option for 1,000,000 shares for $0.005 per share, or $5,000. Also during the Fourth Quarter, the CEO agreed to accrue his monthly consulting fees for six months from November, 2004 through April, 2005. Subsequent to the fiscal year ended December 31, 2004, the CEO accepted a promissory note from the Company for 4 months accrued consulting fees in the amount of $60,000 with simple interest at 8% per annum, due on or after July 1, 2005 plus a grant of 10,000,000 common shares for specified consulting services from March, 2005 through June 30, 2005. The CEO has the right to convert the promissory note plus interest into registered common stock at $0.01 per share, in the event that the Company does not pay the note in cash after the due date.

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

On September 13, 2006 purchased the TOP Gathering System located in Campbell County, Wyoming for $330,000 cash from PRB Energy, Inc. The TOP system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. The pipeline services producers of coal-bed methane in the Powder River Basin and is currently gathering from 33 wells operated by an independent natural gas company, transporting approximately 1.25 million cubic feet of gas per day. The gathering system has a current throughput capacity of approximately 4 to 30 million cubic feet (“MMcf”) of gas per day based on the compression attached to the pipeline. Our current fees of transportation will average $0.80 per thousand cubic feet (“Mcf”) and gathering fees are subject to contracts that expire 2012. Arête is in negotiations with the well owners and leaseholders of the current wells attached to the pipeline to purchase or participate in the development of the other gas zones in the region. The pipeline has capacity of three times as much gas as is presently being delivered, based on current compression, and developing the present leases would help fill that capacity. The funds of $400,000 in cash for the pipeline and related costs have been provided by two directors of the Company and an independent third party. The funds provided to the Company were as follows: $200,000 Director Donald W. Prosser, $100,000 Director and Secretary William Stewart, and $100,000 independent third party. No formal plan has been finalized on the repayment of these funds. The Company anticipates that the debt structure will be in the form of a convertible note secured by the assets of the pipeline. The anticipated rate of interest is 9% and the terms of the conversion are still being negotiated. The notes and terms are expected to be completed by the first week of October 2006.

Arête Industries, Inc spun-off its shares of Avatar Technology Group, Inc. (AVT) common stock (Shares) to its shareholders of record as of July 6, 2006 (Record Date). The spin-off was a dividend of 1 share of AVT for every 975 shares Arête owned on the Record Date. In addition there will be no fractional shares or odd lots of AVT issued as a part of this dividend. This means that the minimum number of shares of AVT issued to any shareholder of Arête will be 100. (i.e., 97,500 shares of Arête equal 100 shares of AVT) An information statement will be mailed to the shareholders as of the Record Date upon the distribution of the shares. The shares will be restricted, unregistered common stock.

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following relate to aggregate fees billed for the last two fiscal years by the Company’s principal accountants concerning the Company’s: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the

1.	Audit Fees. $9,000
2.	Audit-Related Fees. $-0-
3.	Tax Fees. $-0-
5.	All Other Fees. $1,000
7.	Reading of the Form S-8, subsequent events procedures and Form 8-K.
5.	(i) The Company’s Audit Committee’s pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:

Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Ronald R. Chadwick PC CPA in 2005 and 2006 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors’ services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. All requests for services to be provided by the independent auditor, which must include a description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent auditor that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its chair or any of its other members pursuant to delegated authority) for approval.

(ii) 100 per cent of the fees billed by the principal accountant were approved by the Audit Committee (described in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X).

6.
The percentage (if over 50%) of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year done by persons other than the principal accountant’s full-time, permanent employees, was:     Not applicable.

PART IV

   ITEM 15. EXHIBITS

Exhibit No. Description	Ref. No

EX-3.1 Restated Articles of Incorporation with Amendment adopted
by shareholders on September 1, 1998.	1

EX-3.2 Bylaws adopted by the Board of Directors on October 1, 1998.	1

EX-4.1 Designation of Class A Preferred Stock dated February 26, 2001	1

EX-4.2 Designation of Series 1 Convertible Preferred
Adopted November 19, 2001	1

EX-4.3 Designation of Series 2 Convertible Preferred
Adopted December 19, 2001.	1

EX-10.1 2003 Omnibus Incentive Stock Compensation Plan
Adopted, August 21, 2003	2

EX-10.2 2004 Omnibus Incentive Stock Compensation Plan
Adopted, August 4, 2004	3

EX – 10.3 Purchase agreement with PRB for purchase of pipeline	4

EX-21 Subsidiaries of the Registrant	5

EX-23.1 Consent of Ronald R. Chadwick, PC	5

EX-31.1 Certification of CEO Pursuant to 18 U.S.C, Section 7241, as adopted
and Section 302 of the Sarbanes-Oxley Act of 2002.	5

EX-31.2 Certification of CFO Pursuant to 18 U.S.C, Section 7241, as adopted
and Section 302 of the Sarbanes-Oxley Act of 2002.	5

EX-32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	5

EX-32.2 Certification CFO Pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	5

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

4.   Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 18, 2006.

5.   Attached to this report on Form 10-K as Exhibits and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arête Industries, Inc.

November 4, 2010	By:	/s/ Charles L. Gamber
Charles L. Gamber,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles L. Gamber Charles L. Gamber	President	November 4, 2010

/s/ Donald W. Prosser Donald W. Prosser	Chairman of the Board	November 4, 2010

/s/ John Herzog	Acting Chief Financial Officer and Director	November 4, 2010
John Herzog

/s/William Stewart William Stewart	Director	November 4, 2010

/s/ Charles Davis Charles Davis	Director	November 4, 2010