Form 10-Q
period 2007-03-31
ARETE INDUSTRIES INC
filed 2010-12-17
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  March 31, 2007

Or

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________________ to _______________________

Commission File Number 33-16820-D

ARÊTE INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1508638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 141 Westminster, Colorado	80036
(Address of Principal Executive Offices)	(Zip Code)

303-427-8688
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ] Yes  [X] No

Large Accelerated Filer []	Accelerated Filer []	Non-Accelerated Filer [] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

As of December 10, 2010, Registrant had 493,155,754 shares of common stock issued and outstanding.

Part 1 - Financial Information

Item 1 - Financial Statements (Unaudited)

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006 and March 31, 2007
(UNAUDITED)

	December 31,	March 31,
ASSETS	2006	2007
Current assets
Cash and cash equivalents	$9,626	$8,892
Prepaid expenses	-	43,184
Revenue receivable	-	3,933
Total current assets	9,626	56,009

Furniture and equipment, at cost net of accumulated
depreciation of $19,437(2006) and $19,672(2007)	330,235	408,897

	$339,861	$464,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$51,675	$78,866
Accrued expenses	-	10,826
Accrued payroll taxes	273,976	306,311
Notes payable & advances related parties	419,375	482,026

Total current liabilities	745,026	878,029

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2006)
and 0 (2007) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2006)
and 0 (2007) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 307,155,754 (2006) and 329,655,754 (2007)	12,810,628	12,866,878
shares issued and outstanding
Accumulated deficit	(13,201,268)	(13,265,476)
Notes receivable from sale of stock	(14,525)	(14,525)

Total stockholders' deficit	(405,165)	(413,123)

	$339,861	$464,906

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three Months ended, March 31, 2006 and 2007
(UNAUDITED)

	2006	2007
Revenues
Oil & gas revenue	$-	$3,933
Other income	3,000	-

Total revenues	3,000	3,933

Operating expenses
Oil & gas operating expenses	-	4,671
Depreciation	544	235
Rent	-	625
Other operating expenses	69,703	59,316

Total operating expenses	70,247	64,846

Net loss from operations	(67,247)	(60,913)

Other income (expense):
Minority interest	2,005	-
Loss on sale of investments	-	-
Extinguishment of debt	97,859	7,530
Interest expense	-	(10,825)
Interest income	-	-

Total other income (expense)	99,864	(3,295)

Net income (loss)	$32,617	$(64,208)

Basic and diluted loss per share	*	*

Weighted average common shares outstanding	272,445,000	328,000,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the three Months ended March 31, 2007
(UNAUDITED)

	Common Stock Shares	Amount	Accumulated Deficit	Notes Receivable From Sale of Stock	Total

Balance at December 31, 2006	307,155,754	$12,810,628	$(13,201,268)	$(14,525)	$(405,165)
Issuance of common stock to directors
and consultants for services	22,500,000	56,250	-	-	56,250
Net loss	-	-	(64,208)	-	(64,208)
Balance at March 31, 2007	329,655,754	$12,866,878	$(13,265,476)	$(14,525)	$(413,123)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the three Months ended, March 31, 2007 and 2006
(UNAUDITED)

	2006	2007

Cash flows from operating activities:
Net (loss) income	$32,617	$(64,208)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	544	235
Loss related to subsidiary spun-off	-	-
Stock and options issued for services and
interest on notes	62,050	56,250
Write down of assets included in loss from
discontinued operations	-	-
Gain on reduction of notes receivable on sale of stock	-	-
Changes in assets and liabilities:
Accounts receivable	-	(3,933)
Interest receivable	-	-
Prepaid expenses	-	(43,184)
Accounts payable	(97,536)	59,054
Accrued expenses	(40)	10,826
Customer deposits	-	-
Total adjustments	(34,982)	79,248

Net cash used in operating activities	(2,365)	15,040

Cash flows from investing activities:
Purchase of property and equipment	-	(78,425)
Minority interest receivable	(503)	-

Net cash used in investing activities	(503)	(78,425)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	-
Proceeds from issuance of common stock	-	-
Proceeds from exercise of stock options	-	-
Reciept of advances - related parties	9,166	62,651
Payment of advances - related parties	-	-

Net cash provided by financing activities	9,166	62,651

Net increase (decrease) in cash and cash equivalents	6,298	(734)
Cash and cash equivalents at beginning of period	224	9,626

Cash and cash equivalents at end of period	$6,522	$8,892

Supplemental disclosure of cash flow information:
	2006	2007

Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the quarter ended March 31, 2006 wages to officers and directors and fees to consultants of $62,050 were paid by the issuance of common stock
During the quarter ended March 31, 2007 wages to officers and directors and fees to consultants of $56,250 were paid by the issuance of common stock

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

1.           Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2006 and March 31, 2007, and the results of operations, stockholders’ deficit, and cash flows for the periods ended March 31, 2006 and March 31, 2007.

The Company's financial statements have been prepared on the basis of the Company being a development stage entity until it purchased  and is operating a gas pipeline in Wyoming. Aggression Sports, Inc. (inactive) and Global Direct Marketing, Inc. (inactive) , have discontinued operations and are consolidated in the Company’s financial statements. During the fiscal quarter ended March 31, 2006 the results of operations and balance sheet of its subsidiary Avatar Technology Group will be consolidated in these financial statements.

The Company has incurred significant losses and at March 31, 2007, the Company has a working capital deficit of $ 822,020 and a stockholders' deficit of $ 413.123. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

2.           Delinquent amounts payable

As of March 31, 2007, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

4.           Discontinued Operations

The Company's decision to pursue projects and investments in traditional oil and gas required that it take the decisive step to formally discontinue its former operations beginning August 1, 2003. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current three month period of this reclassification.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

During March 2000, the Company abandoned the direct mail and coupon business. At March 31, 2007, the remaining liabilities of this division were $58,230 in unpaid payroll taxes. As of the quarter ended March 31, 2006, and the quarter ended March 31, 2007, $9,650 and $0 respectively, of debt were classified as extinguished. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At March 31, 2007, the remaining liabilities of this division were $6,305 in trade payables and $79,351 in unpaid payroll taxes. As of the quarter ended March 31, 2006, and the quarter ended March 31, 2007, $88,209 and $0 respectively, of debt were classified as extinguished.

5.           Stock transactions

During the quarter ended March 31, 2007, the Company issued a total of 22,500,000 common shares for compensation of officers, directors and consultants, valued at an aggregate of $56,250.

 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the quarter ended March 31, 2007 in accordance  with the  provisions of SFAS No. 123, the  Company's net loss.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used  for  grants  in 2005  and  2006,  dividend  yield of 0%; expected volatility of 100%, risk-free interest rate of 1.45% to 1.75%; and expected life of 0.5 to 2 years.

6.           Notes payable and advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

As of December 31, 2006 and March 2007, the Company owed the related parties are unsecured, due on demand, and working capital advances:

	December 31,	March 31,
	2006	2007

Advances – Donald Prosser	$184,190	$224,190
Advances – Charles Gamber	4,966	4,967
Advances – William Stewart	75,219	95,219
Advances – John Herzog	--	2,650
Advances – Charles Davis	125,000	125,000
Advances – Thomas Raabe	30,000	30,000
Balances	$419,375	$482,026

$420,000 of the advances bears interest at 9.7% per annum ;
$ 62,026 of the advances bears interest at 8.0% per annum;
$ 30,000 of the advances bears no interest.

Item 2 - Management's Discussion and Analysis and Results of Operations

Forward Looking Statement

Some of the statements contained in this quarterly report of Arête Industries, Inc., a Colorado corporation (hereinafter referred to as "we", "us", "our", "Company" and the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

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

Plan of Operation

We were able to develop a small oil & gas operation in Arête’s subsidiary Colorado Oil & Gas, Inc.

In September 2005, Arête spun-off 95% of its ownership of Colorado Oil & Gas, Inc. in the form of a dividend of one share of Colorado Oil & Gas, Inc. for every two hundred and fifty shares of Arête shares owned on the record date.

Arête Energy Development Group LTD was originally formed as a Colorado corporation on April 29, 2004 as a subsidiary of Arête Industries, Inc. for the purpose of pursuing a joint venture in oil and gas. The joint venture opportunity for Arête Energy Development Group LTD was abandoned with no further activity occurring in Arête Energy Development Group Ltd. as we were unable to develop the business or raise the funds needed to enter into a business plan that made sense. The name was changed to Avatar Energy Development Group, LTD. in September 2004 in anticipation of developing an alternative energy business. The corporation remained dormant until late 2005. The board decided to change the direction of Avatar Energy Development Group, LTD to pursue a technology related business which was consistent with the expertise of one of the current directors. The board approved a name change to Avatar Technology Group, Inc. The main business focus for Avatar Technology Group is the delivery of technology solutions for small to medium size businesses as well as public entities. These solutions include business services, custom software development and web design, network security services and IT solutions. Avatar has secured reseller/affiliate agreements with major partners in each area to deliver these services primarily through a website model. Avatar Technology Group maintains a website at www.avtekgroup.com. Avatar plans to market these services to specific vertical markets using advertising in print media and targeted opt in email campaigns. Most of the services are based on a recurring revenue model. All of the technology solution offerings were selected to be complimentary to each other. In July 2006, Arête spun-off 97% of its ownership of Avatar Technology Group. in the form of a dividend of one share of Colorado Oil & Gas, Inc. for every nine hundred and seventy-five shares of Arête shares owned on the record date.

Arête, as part of its new business plan developed in mid 2005, has begun the process of pursuing a merger candidate for the parent company Arête Industries, Inc. as soon as possible. To make a merger an alternative for the future of Arête and its shareholders we have begun the task of settling old liabilities including the payroll taxes, wages and other related payroll liabilities. The ownership of and the future of Aggression Sports, Inc. and its related liabilities have added to the process. We are pursuing a merger or active business for Aggression Sports, Inc. and have to be able to settle their debt as part of the process. We have had some discussions with a candidate but have no plan or letter of intent.

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

In the first quarter of 2006 we have begun identifying possible merger candidates and have begun discussions on a merger with more than one company. The main requirement for a merger to take place will be the resolution of all remaining debt that the company has outstanding that would allow for a merger candidate to accept a proposal of debt liquidation and allow us to move forward with a merger. While we are very optimistic about our progress in identifying merger candidates to benefit the shareholders of this company there are no assurances that we can resolve all of our debt obligations meet remaining expenses gain any significant revenue for operations in the immediate future. We received a letter of intent for due diligence, with a payment of $25,000, that calls for the due diligence period to last no longer than June 8, 2006. We should then be able to work the debt issues out and move to a definitive agreement during this period.

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

Financial Condition

In prior periods, we wrote off Aggression Sports, Inc.'s fixed assets and inventory and molds held for disposal from discontinued operations. Additionally, we continue to reduce certain amounts payable from discontinued operations as extinguishment of debt, through the passage of statutes of limitation. We expect future write-downs and reclassifications from discontinued operations and extinguishment of debt to be nominal and incremental in nature.

As of the end of the quarter ended March 31, 2007, the Company had $464,906 in total assets. This compares to total assets of $339,861 as of the fiscal year ended December 31, 2006. Total liabilities were $878,029 as of March 31, 2007 compared to $745,026 as of the fiscal year ended December 31, 2006. Accounts payable and accrued expenses at March 31, 2007 were $385,177 as compared to $325,651 at December 31, 2006. Advances, notes payable, and accrued interest to related parties at March 31, 2007 were $492,852 as compared to $419,375 at December 31, 2006. During the quarter ended March 31, 2007, total liabilities were increased by $133,003 due to purchase of the pipeline and related costs. Net (loss) was $(64,208), increasing the accumulated deficit as of March 31, 2007 to $13,265,476, as compared to an accumulated deficit as of December 31, 2006 of $13,201,268.

The Company's subsidiary, Global Direct Marketing Services, Inc., which is now inactive, has left an obligation of $58,230 in unpaid payroll taxes. During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At March 31, 2007, the remaining liabilities of this subsidiary were $6,304 in trade payables and $102,554 in unpaid payroll taxes. As of March 31, 2007, the consolidated entity owes $306,311 in unpaid payroll taxes of which $56,595 applies specifically to the parent company for periods through the fourth quarter of 2000.

During the quarter ended March 31, 2007, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the quarter ended March 31, 2007, the Company paid $30,000 in compensation to officers and directors, paid $26,250 to consultants and professionals with 22,500,000 shares of common stock.

As of March 31, 2007, executive salaries and bonuses of $88,932 were accrued and unpaid, and the Company had $14,525 in notes receivable for stock sales from former management members.

Results of operations for the Three Months ended March 31, 2007 Compared to Three Months ended March 31, 2006.

The Company had $3,933 in revenues from operations during the quarter ended March 31, 2007, and no revenues during the comparable period ended March 31, 2006. Net loss from operations for the quarter ended March 31, 2007 was $(60,913) as compared to a net loss from continuing operations of $(67,247) for the quarter ended March 31, 2006. The net loss during the quarter ended March 31, 2007 was offset by $97,859 in extinguishment of debt and reduction of the share loss of its subsidiary that is 95% owned of $2,005, resulting in net income of $32,617 for the period. The net loss for the quarter ended March 31, 2007 was $(64,208).

The Company rents space for file storage and furniture for $625 per quarter. The Company uses space rented by Director for meetings and to keep current records and pays no rent.

As stated above, we will continue to operate the Company on an austere program of minimum overhead, while utilizing skills of its board members, independent contractors as administrative staff and individual independent contractors with expertise in business development, capital acquisition, corporate visibility, oil and gas development, geology and operations with the use of our common stock and common stock options as incentives during the development of our new business model. Further as opportunities for participation in profitable revenue producing projects come forward, we intend that consultants and advisors will be offered compensation from revenues or interests, direct participations, royalties or other incentives from the specific projects to which they contribute. While reducing the amount of variable costs, there is almost no way to reduce or offset our fixed expenses related to office expense, legal, accounting, transfer agent fees, Securities Act reporting, corporate governance, and shareholder communications. Our future expectation is that monthly operating expenses will remain as low as possible until new opportunities are initiated, of which there can be no assurance, in which event, the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business activities.

Liquidity and Capital Resources

The Company had a working capital deficit as of March 31, 2007 of $822,020. This compares to a working capital deficit of $735,400 as of December 31, 2006. During the quarter ended March 31, 2007 an aggregate of 22,500,000 shares of common stock were issued for aggregate consideration of $56,250 (for an average of $0.0025 per share).

The Company had a stockholder's deficit at March 31, 2007 of $405,165. This is compared to stockholder's deficit at December 31, 2006 of $413,123. The stockholder's deficit increased due the Company's operating loss and increased by the payment of services with the issuance of stock.

At March 31, 2007, the Company had no material commitments for capital expenditures.

Management believes that the Company will experience significant difficulty internally raising significant additional equity capital or debt until these matters have been resolved and the Company has eliminated a substantial amount of its outstanding debt and/or achieves operating revenue from its oil and gas operations. The Company looks to earn management fees through its newly formed subsidiary and revenue from proposed oil and gas development activities that it can earn-in on successful financing and commencement of operations, of which there is no assurance.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company is defined by Rule 229.10 (f)(1) as a “Smaller Reporting Company” and is not required to provide or disclose the information required by this item.

Item 4 - Controls and Procedures

As of March 31, 2007 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3 - Defaults upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Securities Holders.

None

Item 5 - Other Information.

None

Item 6. Exhibits

The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFRO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ARÊTE INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Charles L. Gamber, CEO
Charles L. Gamber, Principal Executive Officer
Dated: December 17, 2010

By:	/s/ John Herzog, Interim CFO
John Herzog,
Interim Principal Financial and Accounting Officer
Dated: December 17, 2010