Form 10-Q
period 2007-09-30
ARETE INDUSTRIES INC
filed 2010-12-22
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2007

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006 and September 30, 2007
(UNAUDITED)

	December 31,	September 30,
ASSETS	2006	2007
Current assets
Cash and cash equivalents	$9,626	$22,891
Prepaid expenses	-	43,184
Revenue receivable	-	5,202
Total current assets	9,626	71,277

Furniture and equipment, at cost net of accumulated
depreciation of $19,437 (2006) and $40,407 (2007)	330,235	421,459

	$339,861	$492,736

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$51,675	$138,783
Accrued expenses	-	32,421
Accrued payroll taxes	273,976	306,310
Notes payable & advances related parties	419,375	522,126

Total current liabilities	745,026	999,640

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2006)
and 0 (2007) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2006)
and 0 (2007) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 307,155,754 (2006) and 389,655,754 (2007)	12,810,628	13,066,253
shares issued and outstanding
Accumulated deficit	(13,201,268)	(13,558,632)
Notes receivable from sale of stock	(14,525)	(14,525)

Total stockholders' deficit	(405,165)	(506,904)

	$339,861	$492,736

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended and nine months, September 30, 2006 and 2007
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ending September 30,	Ending September 30,	Ending September 30,	Ending September 30,
	2006	2007	2006	2007
Revenues
Oil & gas revenue	$-	$91,454	$-	$204,250
Other income	-	-	28,540	-

Total revenues	-	91,454	28,540	204,250

Operating expenses
Oil & gas operating expenses	-	105,492	-	243,760
Depreciation	544	11,055	1,632	20,970
Rent	475	159	1,200	1,302
Other operating expenses	55,960	81,531	176,166	268,691

Total operating expenses	56,979	198,237	178,998	534,723

Net loss from operations	(56,979)	(106,783)	(150,458)	(330,473)

Other income (expense):
Minority interest	-	-	7,608	-
Loss on sale of investments	-	-	-	-
Extinguishment of debt	-	-	345,608	7,530
Interest expense	(1,583)	(11,798)	(1,583)	(34,421)
Interest income	-	-	-	-

Total other income (expense)	(1,583)	(11,798)	351,633	(26,891)

Net income (loss)	$(58,562)	$(118,581)	$201,175	$(357,364)

Basic and diluted loss per share	*	*	*	*

Weighted average common shares outstanding	289,150,000	379,000,000	281,844,000	367,000,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the nine months ended September 30, 2007
(UNAUDITED)

	Common Stock Shares	Amount	Accumulated Deficit	Notes Receivable from Sale of Stock	Total

Balance at December 31, 2006	307,155,754	$12,810,628	$(13,201,268)	$(14,525)	$(405,165)
Issuance of common stock to directors
and consultants for services	82,500,000	255,625	-	-	255,625
Net loss	-	-	(357,364)	-	(357,364)
Balance at September 30, 2007	389,655,754	$13,066,253	$(13,558,632)	$(14,525)	$(506,904)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the nine months ended, September 30, 2006 and 2007
(UNAUDITED)

	2006	2007

Cash flows from operating activities:
Net (loss) income	$201,175	$(357,364)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,632	20,970
Loss related to subsidiary spun-off	-	-
Stock and options issued for services and
interest on notes	113,800	255,625
Changes in assets and liabilities:
Accounts receivable	-	(5,202)
Prepaid expenses	3,000	(43,184)
Accounts payable	(158,219)	119,442
Accrued expenses	(358,795)	32,421
Total adjustments	(398,582)	380,072

Net cash provided (used) in operating activities	(197,407)	22,708

Cash flows from investing activities:
Purchase of property and equipment	(330,000)	(112,194)

Net cash used in investing activities	(330,000)	(112,194)

Cash flows from financing activities:
Note Receivable from sale of stock	158,486	-
Payment of dividend of subsidary stock	(10,608)	-
Reciept of advances - related parties	392,403	102,751
Payment of advances - related parties	-	-

Net cash provided by financing activities	540,281	102,751

Net increase (decrease) in cash and cash equivalents	12,874	13,265
Cash and cash equivalents at beginning of period	224	9,626

Cash and cash equivalents at end of period	$13,098	$22,891

Supplemental disclosure of cash flow information:
	2006	2007
Interest paid during the period	$1,583	$2,000
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the nine months ended September 30, 2006 wages to officers and directors and fees to consultants of $140,850 were paid by the issuance of common stock
During the nine months ended September 30, 2007 wages to officers and directors and fees to consultants of $255,625 were paid by the issuance of common stock

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2007

1.           Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2006 and September 30, 2007, and the results of operations, stockholders’ deficit, and cash flows for the periods ended September 30, 2006 and September 30, 2007.

The Company's financial statements have been prepared on the basis of the Company being a development stage entity until it purchased and is operating a gas pipeline in Wyoming. Aggression Sports, Inc. (inactive) and Global Direct Marketing, Inc. (inactive) , have discontinued operations and are consolidated in the Company’s financial statements. During the fiscal quarters ended September 30, 2006 the results of operations and balance sheet of its subsidiary Avatar Technology Group will be consolidated in these financial statements.

The Company has incurred significant losses and at September 30, 2007, the Company has a working capital deficit of $ 926,364 and a stockholders' deficit of $ 506,904. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

2.           Delinquent amounts payable

As of September 30, 2007, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

During March 2000, the Company abandoned the direct mail and coupon business. At September 30, 2007, the remaining liabilities of this division were $58,230 in unpaid payroll taxes. As of the nine months ended September 30, 2006, and the quarter ended September 30, 2007, $9,650 and $0 respectively, of debt were classified as extinguished. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At September 30, 2007, the remaining liabilities of this division were $6,305 in trade payables and $79,351 in unpaid payroll taxes. As of the quarter ended September 30, 2006, and the nine months ended September 30, 2007, $320,521 and $0 respectively, of debt were classified as extinguished.

5.           Stock transactions

During the nine months ended September 30, 2007, the Company issued a total of 82,500,000 common shares for compensation of officers, directors and consultants, valued at an aggregate of $255,625.

During the three months ended September 30, 2007, the Company issued a total of 27,500,000 common shares for compensation of officers, directors and consultants, valued at an aggregate of $74,250.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the nine months ended September 30, 2007 in accordance  with the  provisions of SFAS No. 123, the  Company's net loss.

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

6.           Notes payable and advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

As of December 31, 2006 and September 30, 2007, the Company owed the related parties are unsecured, due on demand, and working capital advances:

	December 31,	September 30,
	2006	2007

Advances – Donald Prosser	$184,190	$224,290
Advances – Charles Gamber	4,966	4,967
Advances – William Stewart	75,219	95,219
Advances – John Herzog	--	2,650
Advances – Charles Davis	125,000	165,000
Advances – Thomas Raabe	30,000	30,000
Balances	$419,375	$522,126

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

Financial Condition

As of the end of the nine months ended September 30, 2007, the Company had $492,736 in total assets. This compares to total assets of $339,861 as of the fiscal year ended December 31, 2006. Total liabilities were $999,641 as of September 30, 2007 compared to $745,026 as of the fiscal year ended December 31, 2006. Accounts payable and accrued expenses at September 30, 2007 were $445,094 as compared to $325,651 at December 31, 2006. Advances, notes payable, and accrued interest to related parties at September 30, 2007 were $554,547 as compared to $419,375 at December 31, 2006. During the nine months ended September 30, 2007, total liabilities were increased by $254,615 due to purchase of the pipeline and related costs. Net (loss) was $(357,364), increasing the accumulated deficit as of September 30, 2007 to $13,558,632, as compared to an accumulated deficit as of December 31, 2006 of $13,201,268.

The Company's subsidiary, Global Direct Marketing Services, Inc. abandoned 2000, which is now inactive, has left an obligation of $58,230 in unpaid payroll taxes. During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At September 30, 2007, the remaining liabilities of this subsidiary were $6,304 in trade payables and $102,554 in unpaid payroll taxes. As of September 30, 2007, the consolidated entity owes $306,311 in unpaid payroll taxes of which $56,595 applies specifically to the parent company for periods through the fourth quarter of 2000.

During the quarters ended September 30, 2007, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the nine months ended September 30, 2007, the Company paid $161,000 in compensation to officers and directors, paid $94,675 to consultants and professionals with 82,500,000 shares of common stock. During the three months ended September 30, 2007, the Company paid $54,000 in compensation to officers and directors, paid $20,250 to consultants and professionals with 27,500,000 shares of common stock.

As of September 30, 2007, executive salaries and bonuses of $88,932 were accrued and unpaid, and the Company had $14,525 in notes receivable for stock sales from former management members.

Results of operations for the Nine Months ended September 30, 2007 Compared to Nine Months ended September 30, 2006.

The Company had $204,259 in revenues from operations during the nine months ended September 30, 2007, and no revenues during the comparable period ended September 30, 2006. Net loss from operations for the nine months ended September 30, 2007 was $(330,473) as compared to a net loss from  operations of $(150,458) for the nine months ended September 30, 2006. The net loss during the nine months ended September 30, 2006 was offset by $345,608 in extinguishment of debt and reduction of the share loss of its subsidiary that is 95% owned of $7,608, resulting in net income of $201,175 for the period. The net loss for the quarter ended September 30, 2007 was $(357,364).

Results of operations for the Three Months ended September 30, 2007 Compared to Three Months ended September 30, 2006.

The Company had $91,453 in revenues from operations during the quarter ended September 30, 2007, and no revenues during the comparable period ended September 30, 2006. Net loss from operations for the quarter ended September 30, 2007 was $(106,783) as compared to a net loss from  operations of $(56,979) for the quarter ended September 30, 2006. The net loss during the quarter ended September 30, 2006 was $(58,562) for the period. The net loss for the quarter ended September 30, 2007 was $(118,581).

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

Liquidity and Capital Resources

The Company had a working capital deficit as of September 30, 2007 of $928,364. This compares to a working capital deficit of $735,400 as of December 31, 2006. During the nine months ended September 30, 2007 an aggregate of 82,500,000 shares of common stock were issued for aggregate consideration of $255,625 (for an average of $0.0031 per share).

The Company had a stockholder's deficit at September 30, 2007 of $506,904. This is compared to stockholder's deficit at December 31, 2006 of $405,165. The stockholder's deficit increased due the Company's operating loss and increased by the payment of services with the issuance of stock.

At September 30, 2007, the Company had no material commitments for capital expenditures.

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

Item 4 - Controls and Procedures

As of September 30, 2007 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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
Dated: December 22, 2010

By:	/s/ John Herzog, Interim CFO
John Herzog,
Interim Principal Financial and Accounting Officer
Dated: December 22, 2010