Form 10-K
period 2007-12-31
ARETE INDUSTRIES INC
filed 2011-01-14
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

On December 29, 2010 the aggregate market value of the 345,453,054 common stock held by non-affiliates of the Registrant was approximately $6,909,061

On December 29, 2010 the Registrant had 493,155,754 shares of common stock outstanding.

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

Arête Energy Development Group LTD was originally formed as a Colorado corporation on April 29, 2004 as a subsidiary of Arête Industries, Inc. for the purpose of pursuing a joint venture in oil and gas.  The joint venture opportunity for Arête Energy Development Group LTD was abandoned with no further activity occurring in Arête Energy Development Group.  The name was changed to Avatar Energy Development Group, LTD. in September 2004 in anticipation of developing an alternative energy business.  The corporation remained dormant until late 2005. The board decided to change the direction of Avatar Energy Development Group, LTD to pursue a technology related business which was consistent with the expertise of one of the current directors.  The board approved a name change to Avatar Technology Group, Inc. The main business focus for Avatar Technology Group is the delivery of technology solutions for small to medium size businesses as well as public entities.  These solutions include business services, custom software development and web design, network security services and IT solutions.  Avatar has secured reseller/affiliate agreements with major partners in each area to deliver these services primarily through a website model.  Avatar Technology Group maintains a website at www.avtekgroup.com.  Avatar plans to market these services to specific vertical markets using advertising in print media and targeted opt (options) in email campaigns.  Most of the services are based on a recurring revenue model.  All of the technology solution offerings were selected to be complimentary to each other. Avatar has received revenue and contracts for its business. They are pursuing their direction and continuing of their operating plan in light of merger plans of the parent Company. Arête’s shares in Avatar are going to be paid out as a dividend on to shareholders of record. The record date was set for July 3, 2006. These shares were distributed to shareholders at a rate of 1 share of Avatar for each 975 shares of Arête shares owned.

In 2006 Mr. Thomas Raabe resigned as Chairman and CEO and left the Company. Mr. Charles Gamber was elected President, John R. Herzog was named interim CFO, Mr. William Stewart remained as Secretary, and Mr. Donald W. Prosser continued his responsibilities as a Director and elected Chairman. In addition, on October 2, 2006 Mr. Charles B. Davis joined the board. Mr. Davis was added to the board because of his oil & gas background and great experience in the business.

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

Major Customers

We sold 100% of our gas production on a spot sale basis to Bear Paw Energy, Inc. during the year ended December 31, 2007.

Acquisition

During the quarter ended December 31, 2007 the Company acquired a gas gathering pipeline in Campbell county Wyoming from PRB Energy Inc. for $330,000.

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

Employees

As of December 31st 2007 the company had no employees

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

  ITEM 1A. RISK FACTORS

The following risks with respect to our proposed business and financial condition should be carefully considered. These risks and uncertainties are not the only ones facing us. Other risks and uncertainties that have not been predicted or assessed by us may also adversely affect us. Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” and “continue” or other similar words. Statements that contain these words should be carefully read for the following reasons:

• The statements may disclose our future expectations;

• The statements may contain projections of our future earnings or our future financial condition; and

• The statements may state other “forward-looking” information.

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

At December 31, 2007, our executive officers, Directors and principal stockholders beneficially own approximately 36.80% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of Directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with interests different from those of our officers, Directors and principal stockholders.

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

Office Facilities

We currently lease office space, from a director, in Westminster, Colorado.

Storage Facilities

We currently rent a storage locker close to our office in Westminster, Colorado

ITEM 3. LEGAL PROCEEDINGS

In April 2007 Arête Industries, Inc. (the “Defendant”) was named in a lawsuit filed in District Court, Boulder County, Colorado by Thomas P. Raabe (the “Complainant”). The Complainant suited on an unpaid promissory note for passed payroll and payment of payroll taxes unpaid in 2000, during the Complainant’s reign as CEO.  On December 21, 2007 the case was settled during as mediation in full for $30,000 paid to Mr. Raabe. In addition, The Company agreed to investigate any outstanding trust fund payroll taxes for Arete Industries, Inc.

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

(b)
	HIGH BID	LOW BID

Year Ended December 31, 2007:
First Quarter	$0065	$.0028
Second Quarter	.0070	.0038
Third Quarter	.0095	.0033
Four Quarter	.0090	.0053

Year Ended December 31, 2006:
First Quarter	$.043	$.003
Second Quarter	.021	.003
Third Quarter	.022	.005
Four Quarter	.008	.003

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

 Holders

As of December 31, 2007 the approximate number of holders of record of shares of our Common Stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders

Common Stock, $.001 par value	7,1

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the twelve month period ended December 31, 2007.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Arête Industries, Inc. and its subsidiaries, Aggression Sports, Inc. (inactive), Global Marketing, Inc. (inactive), and Avatar Technology Group, Inc. (Spun out 2006) (formerly Arête Energy Development Group LTD). All the significant inter-company balances and transactions are eliminated in the consolidation. The Company is reporting its consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies..

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

Results of Operations

The nature of our operations and the locations in which we operate create certain challenges and risks to us. These challenges and risks are discussed in Item I of this Annual Report. However certain of these factors are especially important to this discussion and to understanding our results of operations, financial condition and cash flows, and the reasons why historical financial results may not be indicative of our future operating performance.

Key selected financial and operating data for the years ended December 31, 2006 and 2007 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements.

The Company had $500 revenues for fiscal year ended December 31, 2006 and $335,772 revenues from operations for the fiscal year ended December 31, 2007. The increase in revenue was due to the start of the pipeline operations in Wyoming. Net loss from operations for the fiscal year ended December 31, 2006 was $275,973 as compared to a net loss from operations of $489,027 for the fiscal year ended December 31, 2007. The increase from loss operations of $213,054 includes $47,138 loss from the pipeline start-up costs and price of natural gas in the last half of 2007. Start-up costs included needed repairs and updates to the facility and one- time compressor set-up of approximately $70,000. The additional increase of loss from operations included a gas & oil consultant and legal fees in the first quarter for the pipeline purchase and operations. The extinguishment of debt of $211,100 offset interest expense of $10,006 in the fiscal year ended December 31, 2006 and the extinguishment of debt of $72,064 offset interest expense of $46,219 in fiscal year ended December 31, 2007. This resulted in a net loss for the fiscal year ended December 31, 2006 of $74,879 and $463,182 for the fiscal year ended December 31, 2007.
.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of December 31, 2007 of $877,765. This compares to a working capital deficit of $735,400 in the fiscal year ended December 31, 2006. During the 12-month period ended December 31, 2006 an aggregate of 110,000,000 shares of common stock were issued for aggregate consideration of $390,375 (avg. $0.0035 per share) and recorded $0 in value of stock options granted to consultants. This compares to the 12-month period ended December 31, 2006 in which an aggregate of 43,500,000 shares of common stock were issued for aggregate consideration of $195,850 (avg. $0.0045 per share), recorded $16,950 in value of stock options granted to consultants.

The Company had a stockholder's deficit at December 31, 2007 of $467,362. This is compared to stockholder's deficit at December 31, 2006 of $406,169. The stockholder's deficit increased due to the Company's net operating loss offset by an increase in payments for services with common stock.

At December 31, 2007, the Company had no material commitments for capital expenditures.

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

In February 2007, SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” was issued.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

SFAS 158 “Employers” Accounting for Defined Benefit Pension and Other Post-retirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post- retirement benefits.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141 R”). SFAS 141 R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use for the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance4 with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2007

WITH
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Arête Industries, Inc.
Westminster, Colorado

I have audited the accompanying consolidated balance sheets of Arête Industries, Inc. and Subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
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
In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arête Industries, Inc. and Subsidiaries at December 31, 2006 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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

January 12, 2011                                                                           /s/Ronald R. Chadwick, P.C.
Aurora, Colorado                                                                          RONALD R. CHADWICK, P.C.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2006	2007
Current assets
Cash and cash equivalents	$9,626	$28,992
Revenue receivable	-	56,638
Total current assets	9,626	85,630

Furniture and equipment, at cost, net of accumulated
depreciation of $19,437(2006) and $51,463(2007)	330,235	410,403

	$339,861	$496,033

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$51,675	$182,093
Accrued expenses	-	51,705
Accrued payroll taxes	273,976	237,472
Notes payable & advances from related parties	419,375	492,125

Total current liabilities	745,026	963,395

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2006)
and 0 (2007) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2006)
and 0 (2007) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 307,155,754 (2006) and 417,155,754 (2007)	12,810,628	13,201,003
shares issued and outstanding
Accumulated deficit	(13,201,268)	(13,664,450)
Notes receivable from sale of stock	(14,525)	(3,915)

Total stockholders' deficit	(405,165)	(467,362)

	$339,861	$496,033

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2006 and 2007

	December 31,
	2006	2007
Revenues
Oil & gas revenue	$-	$334,772
Other income	500	1,000

Total revenues	500	335,772

Operating expenses
Oil & gas operating expenses	-	381,911
Depreciation	1,690	32,025
Rent	850	1,445
Other operating expenses	273,933	409,418

Total operating expenses	276,473	824,799

Net loss from operations	(275,973)	(489,027)

Other income (expense):
Extinguishment of debt	211,100	72,064
Interest expense	(10,006)	(46,219)

Total other income (expense)	201,094	25,845

Net income (loss)	$(74,879)	$(463,182)

Basic and diluted loss per share	*	*

Weighted average common shares outstanding	288,200,000	371,000,000

* Less than $.01 per share

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
For the years ended December 31, 2006 and 2007

	Common Stock
	Shares	Amount	Accumulated Deficit	Notes Receivable from sale of stock	Total
Balance at December 31, 2005	262,155,754	$12,462,975	$(13,126,389)	$(222,820)	$(886,234)

Issuance in connection for loan fees	4,000,000	40,000	-	-	40,000

Issuance of common stock to directors
and consultants for services	39,500,000	155,850	-	-	155,850

Purchase of stock by directors in connection
with granted purchase rights	1,500,000	26,717	-	-	26,717

Value of investment in Avatar	-	20,956	-	-	20,956

Paid-in capital from reduction of accrued wages	-	164,016	-	-	164,016

Reduction of stock receivable	-	(59,886)	-	208,295	148,409

Net loss	-	-	(74,879)	-	(74,879)

Balance at December 31, 2006	307,155,754	$12,810,628	$(13,201,268)	$(14,525)	$(405,165)

Issuance of common stock to directors
and consultants for services	110,000,000	390,375	-	-	390,375

Reduction of stock receivable	-	-	-	10,610	10,610

Net loss	-	-	(463,182)	-	(463,182)

Balance at December 31, 2007	417,155,754	$13,201,003	$(13,664,450)	$(3,915)	$(467,362)

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2007

	December 31,
	2006	2007

Cash flows from operating activities:
Net (loss) income	$(74,879)	$(463,182)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,690	32,025
Stock and options issued for services and
interest on notes	343,654	390,375
Gain on reduction of notes receivables on sale of stock	208,294	10,610
Changes in assets and liabilities:
Accounts receivable	-	(56,638)
Prepaid expenses	3,000	-
Accounts payable	(133,527)	93,915
Accrued expenses	(395,082)	51,704
Total adjustments	28,029	521,991

Net cash provided (used) in operating activities	(46,850)	58,809

Cash flows from investing activities:
Purchase of property and equipment	(330,000)	(112,194)

Net cash used in investing activities	(330,000)	(112,194)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,000	-
Reciept of advances - related parties	383,956	102,751
Payment of advances - related parties	(1,704)	(30,000)

Net cash provided by financing activities	386,252	72,751

Net increase (decrease) in cash and cash equivalents	9,402	19,366
Cash and cash equivalents at beginning of period	224	9,626

Cash and cash equivalents at end of period	$9,626	$28,992

Supplemental disclosure of cash flow information:
	2006	2007
Interest paid during the period	$6,332	$2,000
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the year ended December 31, 2006 wages to officers and directors and fees to consultants of $299,800 were paid by the issuance of common stock

During the year ended December 31, 2007 wages to officers and directors and fees to consultants of $390,375 were paid by the issuance of common stock

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

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

The Company formed Global in October 1998. Certain assets and liabilities of Arête were contributed to Global. The consolidated financial statements of the Company include the accounts of Arête for the entire period, the accounts of Global since inception and was completely liquidated during 2007, and Aggression Sports since October 1, 2001. All intercompany accounts have been eliminated in the consolidation. All operations prior to August 1, 2003 have been reclassified as discontinued.

The Company prior to fiscal 2007 was classified as a development stage entity. After the purchase of and continuing operations of the pipeline in Wyoming the Company no longer is classified as a development stage entity.  The Company is focused entirely on acquiring interests in traditional oil and gas ventures. In the oil and gas field, the Company is looking for conservation oriented projects that offer high profit, low risk projects including overlooked and by-passed reserves of natural gas, which will include shut-in and in-field development, stripper wells, re-completion and re-working projects. The Company will seek to make investments for direct participations in the revenue streams from such projects on a project finance basis, as well as through acquisition of management, capital, and assets by one or more acquisitions of going concerns and has purchased a natural gas transportation pipeline in 2006.

Basis of presentation:

The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the December 31, 2007 presentation. The financial statements have been prepared on the basis of the Company having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional and alternative and renewable energy sectors, and which contemplates the formation of capital and management resources to pursue development of new business opportunities. As shown in the accompanying financial statements, the Company has recast its financial statements to reflect this divergence from its past business endeavors including losses from write down of assets and valuation of assets held for disposal from discontinued operations.  The Company has incurred significant losses and at December 31, 2007, the Company has a working capital deficit of $877,765 and a stockholders’ deficit of $467,362.  In addition, the Company is delinquent on payment of payroll taxes, for the periods fiscal year 2000 and prior, and creditor liabilities. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

The Company continues to rely on infusions of debt and equity capital to fund operations.  The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options and to support operations.

New Accounting Pronouncements

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

In February 2007, SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

SFAS 158 “Employers” Accounting for Defined Benefit Pension and Other Post-retirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post- retirement benefits.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141 R”). SFAS 141 R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use for the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance4 with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

Depreciation:

Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful life of three to ten years using the straight-line and accelerated methods.

Revenue recognition:

The Company recognizes revenue the gas is transported and sold.

Advertising costs:

The Company expenses the costs of advertising as incurred.  Advertising costs amount to $0 and $0 for the years ended December 31, 2006 and 2007 respectively.

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

2.      Delinquent amounts payable

As of December 31, 2006 and 2007, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company’s assets and may result in assets being attached by creditors resulting in the Company’s inability to continue operations.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

3.       Advances Payable

Advances payable – related parties:
As of December 31, 2006 and 2007, the Company owned the related parties for unsecured, due on demand and working capital advances:
	December 31,
	2006	2007
Advances – Donald Prosser	$181,000	$200,000
Advances – Donald Prosser	3,190	24,290
Advances – Charles Gamber	4,966	4,966
Advances – William Stewart	219	20,219
Advances – William Stewart	75,000	75,000
Advances – Charles Davis	125,000	125,000
Advances – Charles Davis	--	40,000
Advances – John Herzog	--	2,650
Advances – Thomas Raabe	30,000	--
Balances	$419,375	$492,125

Approximately $460,000 of the advances bear interest at 9.6% per annum.
Approximately $32,125 of the advances bear interest at 8.0% per annum.

4.      Preferred stock
The Company has designated Class A Convertible Preferred Stock and 1,000,000 shares authorized for issuance. The Class A preferred stock has a cumulative dividend at prime rate and is redeemable for cash at the rate of $10 per share plus accrued but unpaid dividends at the option of the Company. Each of the Class A preferred shares is convertible at any time after thirty days from issuance at face value and convertible into an equal amount of common stock at 100% of the average weekly closing bid price of the common stock. The Class A shares have certain voting rights and other rights and preferences as specified in the amended articles of incorporation of the Company. The Company intends to use Class A preferred stock for special funding situations and possibly as consideration for unpaid officers’ compensation.  On November 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock is limited to 30,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share.  As of December 31, 2007, all previously issued shares of this Series 1 have been converted to Common Stock and retired. On December 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 2 Convertible Preferred Stock. The Series 2 Convertible Preferred Stock is limited to 25,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share.  As of December 31, 2007, all previously issued shares of this Series 2 have been converted to Common Stock and retired.  The Company has no present intention to re-issue any shares of its Preferred Stock.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

5.      Common stock

Stock issuances:

During the years ended December 31, 2006 and 2007, 39,500,000 and 80,000,000 shares of the Company’s common stock, respectively, were issued to officers and directors for services.  Of the total common shares issued in fiscal year ended December 31, 2006, 34,500,000 shares of common stock were issued to consultants and fees. Of the total common shares issued in fiscal year ended December 31, 2007, 20,000,000 shares of common stock were issued to consultants and fees.

Stock options:

Stock Option Plans

The Company has established the Omnibus Stock Option and Compensation Plans for employees, directors and consultants or other advisors. The Company has reserved a maximum of 40,000,000 and 50,000,000 common shares under the 2003 and 2004 Plans, respectively, including 10,000,000 special incentive common stock purchase rights to officers, directors, employees and consultants.  Additionally, the 2004 Plan replaced a total of 8,500,000 stock options granted under the Company’s 2002 and 2003 Plans into the 2004 Plan.  The purchase price of each share of stock under the stock option plan will be determined by the Board of Directors or the Compensation Committee based on the fair market value as of the date of grant, determined by the closing sales price on the OTC Bulletin board on the last trading date before the date of grant. The stock option plans exercise terms do not exceed ten years.  As of December 31, 2007, no shares were available under the 2003 Plan and all 50,000,000 shares were unavailable under the 2004 Plan for issuance, with all 50,000,000 outstanding stock options.

The following is a summary of stock option activity, all of which are currently exercisable:

		eighted
	Option price	Average	Number of
	per share	exercise price	Shares

Balance, December 31, 2005	$.006 to $.22	$.023	2,525,000

Granted	$.004 to $.008	$0.0194	1,000,000
Expired	--	--	--
Exercised	$.0025 to $.011	$0.0150	(3,000,000)

Balance, December 31, 2006	$.006 to $.22	$ .023	525,000

Granted	--	--	--
Expired	--	--	--
Exercised	--	--	--

Balance, December 31, 2007	$ 0.22	$ 0.22	525,000

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

The following is additional information with respect to those options outstanding at December 31, 2007:

Weighted
	average	Weighted
	contractual life	average exercise	Number of
Option price per share	in years	Price	Shares

$0.220	1.25	$0.220	525,000

As of December 31, 2006, 0 options to purchase common stock outstanding under the 2002 stock option plan and 525,000 stock options that expire in 2009, were outstanding under previous plans.

The Company recognized expenses for the calculation of the fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.23%; and expected life of 1 years. The fair value expense of options was $6,717 for 2006.

6.      Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $6,601,065 which expire in years through 2027.

As of December 31, 2006 and 2007, total deferred tax assets; liabilities and valuation allowances are as follows:

	2006	2007

Deferred tax asset resulting from loss carry forward	$2,393,773	$2,574,415

Valuation allowance	(2,393,773)	(2,574,415)

Net deferred tax asset	$--	$--

A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

The Company's net operating losses are restricted as to the amount, which may be utilized in any one year. The Company's net operating loss carry forwards expire as follows:

December 31, 2015	$458,000
2016	224,000
2017	304,000
2018	835,000
2019	161,000
2020	1,055,000
2021	880,000
2022	353,000
2023	692,000
2024	805,000
2025	296,000
2026	74,879
2027	463,182
$6,601,065

7.      Commitments and contingencies

Lease commitments:

The Company entered into a lease for roads and compressor space in Wyoming for the pipeline. This commitment began in October and paid annually in April. There was no expense in 2006 and the cost in fiscal 2007 was $9,000, included in pipeline costs. Storage rent expense for the years ended December 31, 2006 and December 31, 2007 amounted to $850 and $1,445 respectively. The Company uses office space and conference room space provided by a director for no rent for the years ended December 31, 2006 and December 31, 2007.

8.      Dividend of Avatar Technology Group, Inc. Common Stock to Shareholders

In September of 2006 the Company paid a dividend of 97% of its Avatar Technology Group, Inc. common stock to the shareholders of record at July 3, 2006 effective September 30, 2006. For purposes of determining the number of outstanding shares of common stock entitled to receive shares of Avatar Technology Group, Inc. of the dividend the Company had issued and outstanding Common Stock was 283,155,754. Based on these shares the Company distributed on July 5, 2006 the 290,396 shares to its shareholders on the record date on a pro rata basis of 975 to 1. The Company reflected the operations of Avatar Technology Group, Inc. for the nine months ended September 30, 2006 in the financial statements for the fiscal year ended December 31, 2006. The loss included in the operations for this period was $22,456.

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

1.
As of December 31, 2007, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2007, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Charles L. Gamber (57) Director and President.

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

John R. Herzog (61) Director and Acting Chief Financial Officer.

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

William W. Stewart (46) Director.

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

Donald W. Prosser      (56) Director and Chairman

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

Charles B. Davis (51) Director

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

The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met four times during the fiscal year 2007.

Audit Committee Financial Expert.

The Board has determined that Mr. Prosser is an audit committee financial expert as defined by Item 401(h) of Regulation S-B under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Nominating Committee.

The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on Board and Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the fiscal year 2007.

Compensation Committee.

The Compensation Committee was established in 2003. It administers our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met four times during the fiscal year 2007 to review, among other things, compensation for the officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year or Period Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Option/ SAR’s (#)	LTIP Payouts ($)	All Other Compensation ($)
Thomas P. Raabe, Former Chairman & CEO	12/31/07 12/31/06 12/31/05	$ -- (1) $ --(1) $ 85,000(1)			$ 0 $172,500(2)	$ 0 0(1) 500,000(1)

Charles Gamber, President, Director	12/31/07 12/31/06 12/31/05	$ 64,750 $ 23,650 $ 18,000

John Herzog, Acting CFO, Director	12/31/06 12/31/05 12/31/04	$ 64,750 $ 23,650 $ 42,000

______________

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

Option/SAR Grants Table
Option/SAR Grants in Last Fiscal Year
Individual Grants

There were no grants of options or stock to officers in the fiscal year ended December 31, 2007.

(1)  At the time of grant the exercise price exceeded the market price for the underlying common shares by 10%. See: Compensation of Directors, below.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.
Aggregated Option/SAR Exercises in Last Fiscal Year
And FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR's at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SAR's at FY-End ($)(1) Exercisable/ Unexercisable

Thomas P. Raabe	0	$ -	525,000	$620

--------------

     (1)  Value determined at closing trade on 12/31/07 of $0.0031/share for 525,000 options exercisable at $0.0042 per share. The 525,000 stock options were out of the money as of 12/31/07.

Compensation of Directors.

The directors are compensated for consulting services and may be reimbursed for their expenses in attending formal meetings of the board of directors. The following is the director’s compensation for the fiscal year ended December 31, 2007.

Charles Gamber	$64,750	(2)
William Stewart	$72,250	(3)
John Herzog	$64,750	(2)
Donald W Prosser	$112,125	(1)
Charles Davis	$76,500	(3)
_____________

(1)	includes work related to the audit committee, accounting, and the SEC filings;
(2)	includes payment of officers compensation;
(3)	includes consulting for business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class

Directors and Executive
Officers

Common Stock William W. Stewart	Direct:	18,500,000	4.44% (1)
Director/Secretary
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Donald W Prosser	Direct:	60,000,000	14.38% (2)
Director/Chairman
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Charles L. Gamber	Direct:	27,500,000	6.59% (3)
Director & President
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock John R. Herzog	Direct:	26,500,000	6.36% (4)
Director
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Charles Davis	Direct:	21,000,000	5.03% (5)
Director & Acting CFO
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Directors and Executive	Total:	153,500,000	36.80%(6)
Officers as a Group

_________________

(1)  Includes Directly Owned of 18,500,000 shares;
(2)  Includes Directly Owned of 60,000,000 shares;
(3)  Includes Directly Owned of 27,500,000 shares;
(4)  Includes Directly Owned of 26,500,000 shares;
(5)  Includes Directly Owned of 21,000,000 shares;
(6)  Includes Directly Owned of 153,500,000 common shares. Percentage calculated based on 417,155,754 common shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the fiscal years ended December 31, 2006 and December 31, 2007, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to Item 10 of this Report, Executive Compensation, and Item 11, Security Ownership of Certain Beneficial Owners and Management which are incorporated herein by reference. (See also: Note 5, Notes to Audited Financial Statements.)

Upon engagement of three new outside directors in September of 2003, the Company adopted a special compensation plan under the Company's 2003 Omnibus Plan for the outside directors, providing for quarterly compensation of 125,000 registered shares of common stock and 250,000 common stock options priced at the then market value for the Company's common stock on a quarterly basis for each quarter in which they served as directors of the Company. Compensatory Stock payments and Stock Options under this program have been granted at the beginning of each fiscal quarter, priced at the closing bid for the common stock the last trading date before the date of grant. At the end of the Second Quarter of 2004, this plan was amended to pay 250,000 registered shares of common stock and 500,000 common stock options per quarter. Subsequent to the end of the fiscal year ended December 31, 2004, the Company paid a director an additional 250,000 common shares per quarter for the entire 2004 fiscal year for the first quarter of fiscal year 2005 for services as chairman of the audit committee. Additionally, subsequent to the end of the Fiscal Year ended December 31, 2004, the board adopted a policy to price the compensation shares at 110% the closing price on the last trading date before grant, and the exercise price of Stock Options at 100% of the closing price on such date. During 2005 the Company paid 250,000 shares per quarter for its directors out of the 2004 plan and additional 250,000 shares to the audit committee. The Company issued options of 6,000,000 and 10,000,000 shares to its directors for other services preformed. During 2007 the Company issued no options to officers and directors.

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

On September 13, 2006 purchased the TOP Gathering System located in Campbell County, Wyoming for $330,000 cash from PRB Energy, Inc. The TOP system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. The pipeline services producers of coal-bed methane in the Powder River Basin and is currently gathering from 33 wells operated by an independent natural gas company, transporting approximately 1.25 million cubic feet of gas per day. The gathering system has a current throughput capacity of approximately 4 to 30 million cubic feet (“MMcf”) of gas per day based on the compression attached to the pipeline. Our current fees of transportation will average $0.80 per thousand cubic feet (“Mcf”) and gathering fees are subject to contracts that expire 2012. Arête is in negotiations with the well owners and leaseholders of the current wells attached to the pipeline to purchase or participate in the development of the other gas zones in the region. The pipeline has capacity of three times as much gas as is presently being delivered, based on current compression, and developing the present leases would help fill that capacity. The funds of $400,000 in cash for the pipeline and related costs have been provided by two directors of the Company and an independent third party. The funds provided to the Company were as follows: $200,000 Director & Chairman Donald W. Prosser, $75,000 Director and Secretary William Stewart, and $125,000 Director Charles Davis. No formal plan has been finalized on the repayment of these funds. The Company anticipates that the debt structure will be in the form of a convertible note secured by the assets of the pipeline. The rate of interest is 9.6% and the terms of the conversion are still being negotiated.

The Officers and Directors have advances $492,125 including the loans discussed above and they bear interest rates of 8% on advances of $32,125 and 9.6% on advances of $460,000.

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

1.	Audit Fees. $9,000 (2006) $20,250 (2007)
2.	Audit-Related Fees. $-0- (2006 & 2007)
3.	Tax Fees. $-0- (2006 & 2007)
4.	All Other Fees. $1,000 (2006) $-0- (2007)
.	Reading of the Form S-8, subsequent events procedures and Form 8-K.
5.	(i) The Company’s Audit Committee’s pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:

Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Ronald R. Chadwick PC CPA in 2006 and 2007 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors’ services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

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

Arête Industries, Inc.

January 14, 2011	By:	/s/ Charles L. Gamber
Charles L. Gamber,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles L. Gamber Charles L. Gamber	President	January 14, 2011

/s/ Donald W. Prosser Donald W. Prosser	Chairman of the Board	January 14, 2011

/s/ John Herzog	Acting Chief Financial Officer and Director	January 14, 2011
John Herzog

/s/William Stewart William Stewart	Director	January 14, 2011

/s/ Charles Davis Charles Davis	Director	January 14, 2011