Form 10-Q
period 2008-03-31
ARETE INDUSTRIES INC
filed 2011-01-19
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  March 31, 2008

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

As of  January 18, 2011, Registrant had 493,155,754 shares of common stock issued and outstanding.

Part 1 - Financial Information

Item 1 - Financial Statements (Unaudited)

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	March 31,
ASSETS	2007	2008
Current assets
Cash and cash equivalents	$28,992	$123,565
Prepaid expenses	-	-
Revenue receivable	56,638	71,661
Total current assets	85,630	195,226

Furniture and equipment, at cost net of accumulated
depreciation of $51,463(2007) and $62,518(2008)	410,403	399,349

	$496,033	$594,575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$182,093	$303,486
Accrued expenses	51,705	68,333
Accrued payroll taxes	237,472	237,474
Notes payable & advances related parties	492,125	492,125

Total current liabilities	963,395	1,101,418

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2007)
and 0 (2008) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2007)
and 0 (2008) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 417,155,754 (2007) and 451,155,754 (2008)	13,201,003	13,391,403
shares issued and outstanding
Accumulated deficit	(13,664,450)	(13,894,331)
Notes receivable from sale of stock	(3,915)	(3,915)

Total stockholders' deficit	(467,362)	(506,843)

	$496,033	$594,575

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three Months ended March 31,
(UNAUDITED)

	2007	2008
Revenues
Oil & gas revenue	$3,933	$193,211
Other income	-	-

Total revenues	3,933	193,211

Operating expenses
Oil & gas operating expenses	4,671	203,992
Depreciation	235	11,055
Rent	625	955
Other operating expenses	59,316	195,112

Total operating expenses	64,846	411,114

Net loss from operations	(60,913)	(217,903)

Other income (expense):
Loss on sale of investments	-	-
Extinguishment of debt	7,530	-
Interest expense	(10,825)	(11,978)
Interest income	-	-

Total other income (expense)	(3,295)	(11,978)

Net income (loss)	$(64,208)	$(229,881)

Basic and diluted loss per share	*	*

Weighted average common shares outstanding	328,000,000	446,000,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the three Months ended March 31, 2008
(UNAUDITED)

	Common Stock Shares	Amount	Accumulated Deficit	Notes Receivable from sale of stock	Total
Balance at December 31, 2007	417,155,754	$13,201,003	$(13,664,450)	$(3,915)	$(467,362)
Issuance of common stock to directors
and consultants for services	34,000,000	190,400	-	-	190,400
Net loss	-	-	(229,881)	-	(229,881)
Balance at March 31, 2008	451,155,754	$13,391,403	$(13,894,331)	$(3,915)	$(506,843)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the three Months ended March 31,
(UNAUDITED)

	2007	2008

Cash flows from operating activities:
Net (loss) income	$(64,208)	$(229,881)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	235	11,054
Stock and options issued for services and
interest on notes	56,250	190,400
Gain on reduction of notes receivable on sale of stock	-	-
Changes in assets and liabilities:
Accounts receivable	(3,933)	(15,022)
Prepaid expenses	(43,184)	-
Accounts payable	59,054	121,393
Accrued expenses	10,826	16,629
Customer deposits	-	-
Total adjustments	79,248	324,454

Net cash used in operating activities	15,040	94,573

Cash flows from investing activities:
Purchase of property and equipment	(78,425)	-

Net cash used in investing activities	(78,425)	-

Cash flows from financing activities:
Reciept of advances - related parties	62,651	-
Payment of advances - related parties	-	-

Net cash provided by financing activities	62,651	-

Net increase (decrease) in cash and cash equivalents	(734)	94,573
Cash and cash equivalents at beginning of period	9,626	28,992

Cash and cash equivalents at end of period	$8,892	$123,565

Supplemental disclosure of cash flow information:
	2007	2008
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the quarter ended March 31, 2007 wages to officers and directors and fees to consultants of $56,250 were paid by the issuance of common stock
During the quarter ended March 31, 2008 wages to officers and directors and fees to consultants of 112,000 were paid by the issuance of common stock

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

1.           Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2007 and March 31, 2008, and the results of operations, stockholders’ deficit, and cash flows for the periods ended March 31, 2007 and March 31, 2008.

The Company purchased and is operating a gas pipeline in Wyoming. Aggression Sports, Inc. (inactive) and Global Direct Marketing, Inc. (inactive) have discontinued operations and are consolidated in the Company’s financial statements. The remaining liabilities of Global Direct Marketing, Inc. were written off at December 31, 2007 and only the fiscal 2007 information will be consolidated in these financial statements.

The Company has incurred significant losses and at March 31, 2008, the Company has a working capital deficit of $906,192 and a stockholders' deficit of $506.843. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

2.           Delinquent amounts payable

As of March 31, 2008, the Company is delinquent on payments of various payroll taxes and penalties from the fiscal years prior to fiscal 2002. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

During March 2000, the Company abandoned the direct mail and coupon business. At March 31, 2007, the remaining liabilities of this division were $58,230 in unpaid payroll taxes and this remaining balance was written off at December 31, 2007. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At March 31, 2008, the remaining liabilities of this division were $0 in trade payables and $79,351 in unpaid payroll taxes. As of the quarter ended March 31, 2007, and the quarter ended March 31, 2008, $7,530 and $0 respectively, of debt were classified as extinguished.

5.           Stock transactions

During the quarter ended March 31, 2008, the Company issued a total of 35,000,000 common shares for compensation of officers, directors and consultants, valued at an aggregate of $190,400.

 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the quarter ended March 31, 2008 in accordance with the provisions of SFAS No. 123, the Company's net loss.

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

6.           Notes payable and advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

As of December 31, 2007 and March 2008, the Company owed the related parties are unsecured, due on demand, and working capital advances:

	2007	2008

Advances – Donald Prosser	$200,000	$200,000
Advances – Donald Prosser	4,290	4,290
Advances – Charles Gamber	,966	4,966
Advances – William Stewart	20,219	0,219
Advances – William Stewart	75,000	75,000
Advances – Charles Davis	125,000	125,000
Advances – Charles Davis	40,000	40,000
Advances – John Herzog	2,650	2,650

Balances	$492,125	$492,125

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

Plan of Operation

Arête Energy Development Group LTD was originally formed as a Colorado corporation on April 29, 2004 as a subsidiary of Arête Industries, Inc. for the purpose of pursuing a joint venture in oil and gas. The joint venture opportunity for Arête Energy Development Group LTD was abandoned with no further activity occurring in Arête Energy Development Group Ltd. as we were unable to develop the business or raise the funds needed to enter into a business plan that made sense. The name was changed to Avatar Energy Development Group, LTD. in September 2004 in anticipation of developing an alternative energy business. The corporation remained dormant until late 2005. The board decided to change the direction of Avatar Energy Development Group, LTD to pursue a technology related business which was consistent with the expertise of one of the current directors. The board approved a name change to Avatar Technology Group, Inc. The main business focus for Avatar Technology Group is the delivery of technology solutions for small to medium size businesses as well as public entities. These solutions include business services, custom software development and web design, network security services and IT solutions. Avatar has secured reseller/affiliate agreements with major partners in each area to deliver these services primarily through a website model. Avatar Technology Group maintains a website at www.avtekgroup.com. Avatar plans to market these services to specific vertical markets using advertising in print media and targeted opt in email campaigns. Most of the services are based on a recurring revenue model. All of the technology solution offerings were selected to be complimentary to each other. In July 2006, Arête spun-off 97% of its ownership of Avatar Technology Group. in the form of a dividend of one share of Avatar Technology Group, Inc. for every nine hundred and seventy-five shares of Arête shares owned on the record date.

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

As of the end of the quarter ended March 31, 2008, the Company had $594,575 in total assets. This compares to total assets of $496,033 as of the fiscal year ended December 31, 2007. Total liabilities were $1,101,418 as of March 31, 2008 compared to $963,395 as of the fiscal year ended December 31, 2007. Accounts payable and accrued expenses at March 31, 2008 were $315,803 as compared to $263,798 at December 31, 2007. Advances, notes payable, and accrued interest to related parties at March 31, 2008 were $548,141 as compared to $536,344 at December 31, 2007. During the quarter ended March 31, 2008, total liabilities were increased by $138,023 due to operation of the pipeline and related costs and overhead costs. Net (loss) was $(229,881), increasing the accumulated deficit as of March 31, 2008 to $13,894,331, as compared to an accumulated deficit as of December 31, 2007 of $13,664,450.

The Company's subsidiary. At March 31, 2008, the remaining liabilities of this subsidiary were $102,554 in unpaid payroll taxes. As of March 31, 2008, the consolidated entity owes $237,474 in unpaid payroll taxes of which $45,984 applies specifically to the parent company for periods through the fourth quarter of 2000.

During the quarter ended March 31, 2008, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the quarter ended March 31, 2008, the Company paid $112,000 in compensation to officers and directors, paid $78,400 to consultants and professionals with 34,000,000 shares of common stock.

Results of operations for the Three Months ended March 31, 2007 Compared to Three Months ended March 31, 2008.

The Company had $193,211 in revenues from operations during the quarter ended March 31, 2008, and $3,933 in revenues during the comparable period ended March 31, 2007. Net loss from operations for the quarter ended March 31, 2008 was $(217,903) as compared to a net loss from operations of $(60,913) for the quarter ended March 31, 2007. The net loss during the quarter ended March 31, 2007 was offset by $7,530 in extinguishment of debt and reduced interest expense of $10825, resulting in a net loss of $(64,208) for the period. The net loss for the quarter ended March 31, 2008 was $(229,881).

The Company rents space for file storage and furniture for $205 per quarter. The Company uses space rented by Director for meetings and to keep current records and pays $750 in rent.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of March 31, 2008 of $902,192. This compares to a working capital deficit of $877,765 as of December 31, 2007. During the quarter ended March 31, 2008 an aggregate of 34,000,000 shares of common stock were issued for aggregate consideration of $190,400 (for an average of $0.0056 per share).

The Company had a stockholder's deficit at March 31, 2008 of $506,843. This is compared to stockholder's deficit at December 31, 2007 of $467,362. The stockholder's deficit increased due the Company's operating loss and increased by the payment of services with the issuance of stock.

At March 31, 2008, the Company had no material commitments for capital expenditures.

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

Item 4 - Controls and Procedures

As of March 31, 2008 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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
Dated: January 18, 2011

By:	/s/ John Herzog, Interim CFO
John Herzog,
Interim Principal Financial and Accounting Officer
Dated: January 18, 2011