Form 10-Q
period 2008-09-30
ARETE INDUSTRIES INC
filed 2011-01-19
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  September 30, 2008

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	September 30,
ASSETS	2007	2008
Current assets
Cash and cash equivalents	$28,992	$64,335
Prepaid expenses	-	15,542
Revenue receivable	56,638	26,669
Total current assets	85,630	106,546

Furniture and equipment, at cost net of accumulated
depreciation of $51,463(2007) and $84,627(2008)	410,403	377,239

	$496,033	$483,785

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$182,093	$294,007
Accrued expenses	51,705	74,517
Accrued payroll taxes	237,472	237,472
Notes payable & advances related parties	492,125	492,125

Total current liabilities	963,395	1,098,121

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized	-	-
Series 1, 30,000 shares authorized, 0 (2007)
and 0 (2008) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2007)
and 0 (2008) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 417,155,754 (2007) and 481,155,754 (2008)	13,201,003	13,517,403
shares issued and outstanding
Accumulated deficit	(13,664,450)	(14,127,824)
Notes receivable from sale of stock	(3,915)	(3,915)

Total stockholders' deficit	(467,362)	(614,336)

	$496,033	$483,785

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended and nine months,
(UNAUDITED)

	Three Months Ending September 30, 2007	Three Months Ending September 30, 2008	Nine Months Ending September 30, 2007	Nine Months Ending September 30, 2008
Revenues
Oil & gas revenue	$91,454	$142,465	$204,250	$579,593
Other income	-	-	-	-

Total revenues	91,454	142,465	204,250	579,593

Operating expenses
Oil & gas operating expenses	105,492	154,189	243,760	599,194
Depreciation	11,055	11,055	20,970	33,165
Rent	159	1,043	1,302	2,790
Other operating expenses	81,531	36,419	268,691	372,425

Total operating expenses	198,237	202,706	534,723	1,007,574

Net loss from operations	(106,783)	(60,241)	(330,473)	(427,980)

Other income (expense):
Extinguishment of debt	-	-	7,530	-
Interest expense	(11,798)	(11,798)	(34,421)	(35,393)
Interest income	-	-	-	-

Total other income (expense)	(11,798)	(11,798)	(26,891)	(35,393)

Net income (loss)	$(118,581)	$(72,038)	$(357,364)	$(463,374)

Basic and diluted loss per share	*	*	*	*

Weighted average common shares outstanding	379,000,000	482,000,000	367,000,000	462,000,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the nine months ended September 30, 2008
(UNAUDITED)

	Common Stock Shares	Amount	Accumulated Deficit	Notes Receivable from Sale of Stock	Total
Balance at December 31, 2007	417,155,754	$13,201,003	$(13,664,450)	$(3,915)	$(467,362)
Issuance of common stock to directors
and consultants for services	64,000,000	316,400			316,400
Net loss			(463,374)		(463,374)
Balance at September 30, 2008	481,155,754	$13,517,403	$(14,127,824)	$(3,915)	$(614,336)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the nine months ended, September 30,
(UNAUDITED)

	2007	2008

Cash flows from operating activities:
Net (loss) income	$(357,364)	$(463,374)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	20,970	33,164
Stock and options issued for services and
interest on notes	255,625	316,400
Changes in assets and liabilities:
Accounts receivable	(5,202)	29,969
Prepaid expenses	(43,184)	(15,542)
Accounts payable	119,442	111,913
Accrued expenses	32,421	22,813
Total adjustments	380,072	498,717

Net cash provided in operating activities	22,708	35,343

Cash flows from investing activities:
Purchase of property and equipment	(112,194)	-

Net cash used in investing activities	(112,194)	-

Cash flows from financing activities:
Reciept of advances - related parties	102,751	-
Payment of advances - related parties	-	-

Net cash provided by financing activities	102,751	-

Net increase (decrease) in cash and cash equivalents	13,265	35,343
Cash and cash equivalents at beginning of period	9,626	28,992

Cash and cash equivalents at end of period	$22,891	$64,335

Supplemental disclosure of cash flow information:
	2007	2008
Interest paid during the period	$2,000	$17,500
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the nine months ended September 30, 2007 wages to officers and directors and fees to consultants of $255,625 were paid by the issuance of common stock
During the nine months ended September 30, 2008 wages to officers and directors and fees to consultants of $316,400 were paid by the issuance of common stock

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

1.           Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2007 and September 30, 2008, and the results of operations, stockholders’ deficit, and cash flows for the periods ended September 30, 2007 and September 30, 2008.

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

The Company has incurred significant losses and at September 30, 2008, the Company has a working capital deficit of $ 991,575 and a stockholders' deficit of $ 614,336. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

2.           Delinquent amounts payable

As of September 30, 2008, the Company is delinquent on payments of various payroll taxes and penalties from the fiscal years prior to fiscal 2002. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

During March 2000, the Company abandoned the direct mail and coupon business. At September 30, 2007, the remaining liabilities of this division were $58,230 in unpaid payroll taxes and this remaining balance was written off at December 31, 2007. During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At September 30, 2008, the remaining liabilities of this division were $0 in trade payables and $79,351 in unpaid payroll taxes. As of the quarter ended September 30, 2007, and the quarter ended September 30, 2008, $7,530 and $0 respectively, of debt were classified as extinguished.

5.           Stock transactions

During the nine months ended September 30, 2008, the Company issued a total of 64,000,000 common shares for compensation of officers, directors and consultants, valued at an aggregate of $316,000.

During the three months ended September 30, 2008, the Company issued a total of 0 common shares for compensation of officers, directors and consultants, valued at an aggregate of $0.

 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the nine months ended September 30, 2008 in accordance with the provisions of SFAS No. 123, the Company's net loss.

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

6.           Notes payable and advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

As of December 31, 2007 and September 30, 2008, the Company owed the related parties are unsecured, due on demand, and working capital advances:

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

As of the end of the nine months ended September 30, 2008, the Company had $483,785 in total assets. This compares to total assets of $496,033 as of the fiscal year ended December 31, 2007. Total liabilities were $1,098,121 as of September 30, 2008 compared to $963,395 as of the fiscal year ended December 31, 2007. Accounts payable and accrued expenses at September 30, 2008 were $543,884 as compared to $419,565 at December 31, 2007. Advances, notes payable, and accrued interest to related parties at September 30, 2008 were $554,237 as compared to $543,830 at December 31, 2007. During the nine months ended September 30, 2008, total liabilities were increased by $134,726 due to operation of the pipeline and related costs and overhead costs, with the total liabilities during the three months ended September 31, 2008 decreasing by $87,028.  Net (loss) was $(463,374), increasing the accumulated deficit as of September 30, 2008 to $14,127,824, as compared to an accumulated deficit as of December 31, 2007 of $13,664,450.

During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At September 30, 2008, the remaining liabilities of this subsidiary were $102,554 in unpaid payroll taxes. As of September 30, 2008, the consolidated entity owes $237,474 in unpaid payroll taxes of which $45,984 applies specifically to the parent company for periods through the fourth quarter of 2000.

During the quarters ended September 30, 2008, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the nine months ended September 30, 2008, the Company paid $217,000 in compensation to officers and directors, paid $99,400 to consultants and professionals with 64,000,000 shares of common stock. During the three months ended September 30, 2008, the Company paid $0 in compensation to officers and directors, paid 0 to consultants and professionals with 0 shares of common stock.

Results of operations for the Nine Months ended September 30, 2008 Compared to Nine Months ended September 30, 2007.

The Company had $579,593 in revenues from operations during the nine months ended September 30, 2008, and had 204,259 in revenues during the comparable period ended September 30, 2007. Net loss from operations for the nine months ended September 30, 2008 was $(427,980) as compared to a net loss from operations of $(330,473) for the nine months ended September 30, 2007. The net loss for the quarter ended September 30, 2008 was $(463,374) which includes $35,393 in interest expense. The net loss during the nine months ended September 30, 2007 was offset by $7,530 in extinguishment of debt and reduction of $34,421 for interest expense, resulting in net loss of $(357,364) for the period.

Results of operations for the Three Months ended September 30, 2008 Compared to Three Months ended September 30, 2007.

The Company had $142,465 in revenues from operations during the quarter ended September 30, 2008, and had 91,453 in revenues during the comparable period ended September 30, 2007. Net loss from operations for the quarter ended September 30, 2008 was $(60,241) as compared to a net loss from operations of $(106,783) for the quarter ended September 30, 2007. The net loss during the quarter ended September 30, 2008 was $(72,038) for the period. The net loss for the quarter ended September 30, 2007 was $(118,581).

The Company rents space for file storage and furniture for $540 for the nine months ended September 30, 2008. The Company uses space rented by a director for meetings and to keep current records and pays $750 per quarter or $2,250 for the nine months ended September 30, 2008.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of September 30, 2008 of $991,575. This compares to a working capital deficit of $877,765 as of December 31, 2007. During the nine months ended September 30, 2008 an aggregate of 64,000,000 shares of common stock were issued for aggregate consideration of $316,400 (for an average of $0.0049 per share).

The Company had a stockholder's deficit at September 30, 2008 of $614,336. This is compared to stockholder's deficit at December 31, 2007 of $467,362. The stockholder's deficit increased due the Company's operating loss and increased by the payment of services with the issuance of stock.

The Company has net cash provided by operating activities for the nine months ended September 30, 2008 of $35,343 as compared to net cash provided by operating activities of $22,708 for the nine months ended September 30, 2007.

  The Company had no net cash used in investing activities for the nine months ended September 30, 2008 as compared to net cash used for investment activities of $112,194 for the nine months ended September 30, 2007 for the purchase of property and equipment.

The Company had no net cash provided by financing activities for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $102,751 for the nine months ended September 30, 2007 from advances from related parties.

At September 30, 2008, the Company had no material commitments for capital expenditures.

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

Item 4 - Controls and Procedures

As of September 30, 2008 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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