Form 10-K
period 2008-12-31
ARETE INDUSTRIES INC
filed 2011-01-31
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

On January 20, 2011 the aggregate market value of the 293,155,754 common stock held by non-affiliates of the Registrant was approximately $8,736,042.

On January 20, 2011 the Registrant had 493,155,754 shares of common stock outstanding.

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

Mr. Charles Gamber is President, John R. Herzog is interim CFO, Mr. William Stewart is Secretary, and Mr. Donald W. Prosser continued his responsibilities as a Director and was elected Chairman. In addition, Mr. Charles B. Davis joined the board because of his oil & gas background and great experience in the business.

The company was involved in many different business opportunities up to and until 2005, when the Board of Directors confirmed a new company focus on actively pursuing oil and gas acquisitions, including cash flow generating assets and pipelines. On September 12, 2006, the Board confirmed the new company focus on actively pursuing oil and gas acquisitions by closing on an acquisition agreement with PBR Energy Inc. for a gas gathering pipeline for $330,000. Henceforth, the Company will focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential. We have spent the last quarter of fiscal 2008 negotiating and performing due diligence on a potential acquisition of oil and gas properties in Wyoming, Kansas, Colorado, and Montana. These properties have both operating leases and development opportunities. We have not completed the deal but expect to complete an offer in early 2009.

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

Major Customers

We sold 98% of our gas production on a spot sale basis to United Energy Trading, Inc. and 2%  to Bear Paw Energy, Inc. during the year ended December 31, 2008.

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

Employees

As of December 31st 2008 the company had no employees

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

We do not have employment agreements with our chief executive officer, who lacks of experience in the oil & gas industry. The Company will look for an oil & gas chief operating officer upon acquisition of additional properties. The Company will use consultants and several of its directors for evaluation of the oil & gas acquisitions and financings. The lack of experience could have a material adverse effect on our business.

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

Risks Related to Our Common Stock

Our share price has fluctuated in the past and may continue to fluctuate in the future

The market price of our shares in the over-the-counter market has experienced significant volatility and may continue to fluctuate significantly. The market price of our shares may be significantly affected by factors such as the announcements of agreements, new products or product enhancements by us or our competitors and technological innovations by us or our competitors. In addition, while we cannot assure you that any securities analysts will initiate or maintain research coverage of our company and our shares, any statements or changes in estimates by analysts initiating or covering our shares or relating to the Oil and Gas industry could result in an immediate and adverse effect on the market price of our shares. Further, we cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the market price of the shares prevailing from time to time. Sales of a substantial number of shares or the perception that such sales could occur following the filing of this report, could have a material adverse effect on the market price of our shares.

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

At December 31, 2008, our executive officers, Directors and principal stockholders beneficially own approximately 40.33% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of Directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with interests different from those of our officers, Directors and principal stockholders.

Access to Information

Our website address is www.areteindustries.com We make available, free of charge, on the “Filings” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We also make available through our website other reports electronically filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and Directors under Section 16(a) of that Act. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

Gas Gathering System

In September 2006, the Company acquired a gas gathering system (Pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This pipeline is currently transporting approximately 700,000 Mcf (thousand cubic feet) of coal bed methane per day and is cash flowing from its operations.

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

Storage Facilities

We currently rent a storage locker close to our office in Westminster, Colorado

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

(b)
	HIGH BID	LOW BID

Year Ended December 31, 2008:
First Quarter	$.0095	$.0055
Second Quarter	.0090	.0055
Third Quarter	.0110	.0040
Four Quarter	.0080	.0025

Year Ended December 31, 2007:
First Quarter	$.0065	$.0028
Second Quarter	.0070	.0038
Third Quarter	.0095	.0033
Four Quarter	.0090	.0053

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

 Holders

As of December 31, 2008 the approximate number of holders of record of shares of our Common Stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders

Common Stock, $.001 par value	6,582

The number of record holders of our Common Stock was determined from the records of our transfer agent and does include numerous beneficial owners of our Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The above number of holders record is an estimate but the exact number of these shareholders is unknown to us.

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the twelve month period ended December 31, 2008.

Repurchases of Equity Securities of the Issuer

None

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

•	Dependence on key management personnel;
•	Competitors with greater financial resources;
•	The ability of management to execute acquisition and expansion plans and motivate personnel in the execution of such plans;
•	Adverse publicity related to the company, or the industry;
•	An inability to arrange additional debt or equity financing;
•	The adoption of new, or changes in, accounting principles;
•	The costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	The interruptions or cancellation of existing contracts;
•	Economic downturn;
•	Price of natural gas.

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

General Overview

It is our desire to provide all parties who may read this MD&A an understanding of the Company’s past performance, its financial condition and its prospects of going forward in the future. Accordingly, we will discuss and provide our analysis of the following:

•	Overview of the business;
•	Critical accounting policies;
•	Results of operations;
•	Overview of business segments;
•	Liquidity, capital resources and outlook for 2009;
•	New accounting pronouncements.

We own and operate a natural gas gathering system (pipeline and compressor station related assets) in the Powder River Basin of Wyoming. We acquired this system in September 2006 and commenced operations shortly thereafter. The acquisition of the gas gathering system and working interests is intended to generate cash flow to enable us to service our debts and allow us to proceed with the proposed acquisition. We currently are in the process of due diligence and financing discussion for a potential acquisition. This proposed acquisition will include oil and gas properties in Montana, Wyoming, Colorado and Kansas. These properties include PUD’s and off-set opportunities with most of the leases. The plan also includes financing for the drilling of these opportunities and development of the sites.

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

Further, as opportunities for participation in profitable revenue producing projects come forward, we intend that consultants and advisors will be offered compensation from revenues or interests, direct participations, royalties or other incentives from the specific projects to which they contribute. While reducing the amount of variable costs, there is almost no way to reduce or offset our fixed expenses related to office expense, legal, accounting, transfer agent fees, Securities Act reporting, corporate governance, and shareholder communications. We have to incur cash costs for the due diligence, reserve studies, audits, and legal cost for these proposed acquisitions of oil and gas properties.

Our future expectation is that monthly operating expenses will remain as low as possible until new opportunities are initiated, of which there can be no assurance, in which event the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business activities. Unless and until it achieves success in its proposed activities, of which there is no assurance, the Company may continue to be required to issue further stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital, and increased revenues from operations will most likely impair the ability of the Company to meet its obligations in the near-term.

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

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. All historical numbers are presented on a consolidated basis that includes all acquisitions and eliminates inter-company transactions.

Principles of Consolidation

The consolidated financial statements include the accounts of Arête Industries, Inc. and its subsidiaries, Aggression Sports, Inc. (inactive), and Global Marketing, Inc. (inactive)(2007).  All the significant inter-company balances and transactions are eliminated in the consolidation. The Company is reporting its consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies.

Revenue Recognition

We recognize revenue from the pipeline operations at the time the gas is sold.

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

Key selected financial and operating data for the years ended December 31, 2007 and 2008 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements.

The Company had $622,911 revenues for fiscal year ended December 31, 2008 and $335,772 revenues from operations for the fiscal year ended December 31, 2007. The increase in revenue was due to a full year of the pipeline operations in Wyoming and increase in natural gas prices in the first six months of 2008. The spot price of natural gas began to drop in August of 2008 and continued to low levels under $4.00 per mcf. The combination of low prices and the costs of the pipeline operations mainly the compressor rental of $17,000 plus per month we decided to evaluate the costs and our ability to operate the pipeline. We shut-in the wells connected to our pipeline in mid December so we could retool and review costs.  We ordered new compressors from a different vendor which decreased the monthly costs to $9,100 per month. The related costs of operations also decreased due to the more efficient operations of the new compressors. We were able to restart our pipeline operations in February 2009. In addition, to higher costs of the price of natural gas the wells related to the pipeline have more zones of production and are related to the potential acquisition we are reviewing. We are only using approximately two percent of the available capacity of the pipeline.

The following is a summary of the pipeline costs for the year-ended December 31, 2008 versus the year ended December 31, 2007.

	December 31
	2007	2008

Cost of Production	$178,319	$397,913
Transportation	22,839	14,069
Testing	500	240
Pumper	20,126	30,000
Utilities	3,400	2,918
Repairs	9,355	38,978
Compressors	139,886	184,132
Property Taxes	7,486	7,958
Land Rent	9,000	10,200
Total	$390,911	$686,408

The savings from the change in compressors will save in excess $105,000 per year related to the compressors.

The other operating expenses for the year ended December 31, 2008 was $484,767 versus $400,418 for the year ended December 31, 2007. The increase of $91,707, which includes $79,500 spent during fiscal 2008 for due diligence and review of the proposed acquisition of the oil and gas properties in Wyoming, Kansas, Colorado, and Montana.

Net loss from operations for the fiscal year ended December 31, 2008 was $596,020 as compared to a net loss from operations of $489,027 for the fiscal year ended December 31, 2007. The increase from loss operations of $106,993 includes the items discussed above relating to the pipeline and acquisition due diligence.

Net loss for the fiscal year ended December 31, 2008 was $643,211 which includes $47,191 interest expense as compared to a net loss of $463,182 for the fiscal year ended December 31, 2007 which includes extinguishment of debt of $72,064 less interest expense of $46,219.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of December 31, 2008 of $1,098,984. This compares to a working capital deficit of $877,765 in the fiscal year ended December 31, 2007. During the 12-month period ended December 31, 2008 an aggregate of 74,000,000 shares of common stock were issued for aggregate consideration of $376,400 (avg. $0.005 per share). This compares to the 12-month period ended December 31, 2007 in which an aggregate of 110,000,000 shares of common stock were issued for aggregate consideration of $390,375 (avg. $0.0035 per share).

The Company had a stockholder's deficit at December 31, 2008 of $732,600. This is compared to stockholder's deficit at December 31, 2007 of $467,362. The stockholder's deficit increased due to the Company's net operating loss offset by an increase in payments for services with common stock.

The Company has net cash (used) for operating activities for the year ended December 31, 2008 of $(5,088) as compared to net cash provided by operating activities of $58,809 for the year ended December 31, 2007.

The Company had no net cash used in investing activities for the year ended December 31, 2008 as compared to net cash (used) for investment activities of $(112,194) for the year ended December 31, 2007 for the purchase of property and equipment.

The Company had no net cash provided by financing activities for the year ended December 31, 2008 as compared to net cash provided by financing activities of $102,751 for the year ended December 31, 2007 from advances from related parties, offset by payments of advances of $30,000.

At December 31, 2008, the Company had no material commitments for capital expenditures.

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

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Long-term Debt	$492,126	$-	$-	$492,126	$-
Capital Leases	$-	$-	$-	$-	$-
Operating Leases	$31,050	$9,600	$19,200	$2,250	$-

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303 of Regulation S-B.

Inflation

To date, inflation has not had a material impact on our operations.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS No. 141R.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159, if elected, on our Consolidated Financial Statements.

As of January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). See Note 11, Income Taxes, of Notes to Consolidated Financial Statements for further discussion.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. We are currently evaluating the impact of adopting SFAS No. 157 on our Consolidated Financial Statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" ("EITF 06-3"), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. As of January 1, 2007, we adopted EITF 06-3 for interim and annual reporting periods. EITF 06-3 did not impact the method for recording and reporting these sales taxes in our Consolidated Financial Statements as our policy is to exclude all such taxes from revenue.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC's views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

FASB Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”):  SFAS 161, issued in March 2008, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a material effect on its financial position or results of operations

FASB Statement of Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”):  SFAS 162, issued in May 2008, is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Security Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles."

ITEM 8. FINANCIAL STATEMENTS

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2008

WITH
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Arête Industries, Inc.
Westminster, Colorado

I have audited the accompanying consolidated balance sheets of Arête Industries, Inc. and Subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arête Industries, Inc. and Subsidiaries at December 31, 2007 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

January 28, 2011                                                                           /s/Ronald R. Chadwick, P.C.
Aurora, Colorado                                                                          RONALD R. CHADWICK, P.C.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2007	2008
Current assets
Cash and cash equivalents	$28,992	$23,904
Revenue receivable	56,638	5,151
Advances	-	30,000
Total current assets	85,630	59,055

Furniture and equipment, at cost, net of accumulated
depreciation of $51,463(2007) and $95,682(2008)	410,403	366,184

	$496,033	$425,239

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$182,093	$343,088
Accrued expenses	51,705	86,728
Accrued payroll taxes	237,472	235,898
Notes payable & advances from related parties	492,125	492,125

Total current liabilities	963,395	1,157,839

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2007)
and 0 (2008) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2007)
and 0 (2008) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 417,155,754 (2007) and 491,155,754 (2008)
shares issued and outstanding	13,201,003	13,577,403
Accumulated deficit	(13,664,450)	(14,307,664)
Notes receivable from sale of stock	(3,915)	(2,339)

Total stockholders' deficit	(467,362)	(732,600)

	$496,033	$425,239

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2007 and 2008

	December 31,
	2007	2008
Revenues
Oil & gas revenue	$334,772	$622,911
Other income	1,000	-

Total revenues	335,772	622,911

Operating expenses
Oil & gas operating expenses	390,911	686,408
Depreciation	32,025	44,219
Rent	1,445	3,540
Other operating expenses	400,418	484,767

Total operating expenses	824,799	1,218,934

Net loss from operations	(489,027)	(596,023)

Other income (expense):
Extinguishment of debt	72,064	-
Interest expense	(46,219)	(47,191)

Total other income (expense)	25,845	(47,191)

Net (loss)	$(463,182)	$(643,214)

Basic and diluted loss per share	*	*

Weighted average common shares outstanding	371,000,000	470,000,000

* Less than $.01 per share

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
For the years ended December 31, 2007 and 2008

	Common Stock
	Shares	Amount	Accumulated Deficit	Notes Receivable from sale of stock	Total
Balance at December 31, 2006	307,155,754	$12,810,628	$(13,201,268)	$(14,525)	$(405,165)

Issuance of common stock to directors
and consultants for services	110,000,000	390,375			390,375

Reduction of stock receivable				10,610	10,610

Net loss			(463,182)		(463,182)

Balance at December 31, 2007	417,155,754	$13,201,003	$(13,664,450)	$(3,915)	$(467,362)

Issuance of common stock to directors
and consultants for services	74,000,000	376,400	-	-	376,400

Reduction of stock receivable	-	-	-	1,567	1,567

Net loss	-	-	(643,214)	-	(643,214)

Balance at December 31, 2008	491,155,754	$13,577,403	$(14,307,664)	$(2,339)	$(732,600)

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2008

	December 31,
	2007	2008

Cash flows from operating activities:
Net (loss)	$(463,182)	$(643,214)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	32,025	44,220
Stock and options issued for services and
interest on notes	390,375	376,400
Gain on reduction of notes receivables on sale of stock	10,610	1,574
Changes in assets and liabilities:
Accounts receivable	(56,638)	51,487
Advances	-	(30,000)
Accounts payable	93,915	160,998
Accrued expenses	51,704	33,447
Total adjustments	521,991	638,136

Net cash provided (used) in operating activities	58,809	(5,088)

Cash flows from investing activities:
Purchase of property and equipment	(112,194)	-

Net cash used in investing activities	(112,194)	-

Cash flows from financing activities:
Proceeds from exercise of stock options	-	-
Reciept of advances - related parties	102,751	-
Payment of advances - related parties	(30,000)	-

Net cash provided by financing activities	72,751	-

Net increase (decrease) in cash and cash equivalents	19,366	(5,088)
Cash and cash equivalents at beginning of period	9,626	28,992

Cash and cash equivalents at end of period	$28,992	$23,904

Supplemental disclosure of cash flow information:
	2007	2008
Interest paid during the period	$6,332	$17,500
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the year ended December 31, 2007 wages to officers and directors and fees to consultants of $390,375 were paid by the issuance of common stock

During the year ended December 31, 2008 wages to officers and directors and fees to consultants of $376,400 were paid by the issuance of common stock

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

1.      Summary of significant accounting policies

Nature of business:

Arête Industries, Inc. (Arête), formerly Travis Industries, Inc., a Colorado corporation was incorporated on July 21, 1987. One of Arête’s subsidiaries, Global Direct Marketing, Inc. (Global) was in the business of printing advertising materials and coupons and mailing them for its customers. The other Arête subsidiary, Aggression Sports, Inc. (Aggression Sports) was an outdoors sports products company which became a consolidated subsidiary through Arête’s increased investment, effective October 1, 2001 and abandoned in 2003. Arête is now operating a natural gas pipeline in Wyoming and in the process of acquiring oil and gas properties.

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

Basis of presentation:

The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the December 31, 2008 presentation. The financial statements have been prepared on the basis of the Company having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional energy sectors. The Company has incurred significant losses and at December 31, 2008, the Company has a working capital deficit of $1,098,784 and a stockholders’ deficit of $732,600.  In addition, the Company is delinquent on payment of payroll taxes, for the periods for fiscal year 2000 and prior.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations.  The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options and to support operations.

New Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS No. 141R.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159, if elected, on our Consolidated Financial Statements.

As of January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). See Note 11, Income Taxes, of Notes to Consolidated Financial Statements for further discussion.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. We are currently evaluating the impact of adopting SFAS No. 157 on our Consolidated Financial Statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" ("EITF 06-3"), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. As of January 1, 2007, we adopted EITF 06-3 for interim and annual reporting periods. EITF 06-3 did not impact the method for recording and reporting these sales taxes in our Consolidated Financial Statements as our policy is to exclude all such taxes from revenue.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC's views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

FASB Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”):  SFAS 161, issued in March 2008, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a material effect on its financial position or results of operations

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

FASB Statement of Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”):  SFAS 162, issued in May 2008, is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Security Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles."

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

Revenue recognition:

The Company recognizes revenue as the gas is transported and sold.

Advertising costs:

The Company expenses the costs of advertising as incurred.  Advertising costs amount to $0 and $0 for the years ended December 31, 2007 and 2008 respectively.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

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

2.      Delinquent amounts payable

As of December 31, 2007 and 2008, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company’s assets and may result in assets being attached by creditors resulting in the Company’s inability to continue operations.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

3.       Advances Payable

Advances payable – related parties:

As of December 31, 2007 and 2008, the Company owed the related parties for unsecured, due on demand and working capital advances:
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

The Company has related party payables of accrued interest to the officers and directors above of $ 73,909 at December 31, 2008. In addition, the Company owes a entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of December 31, 2008 for expenses of $92,223 included in accounts payable and production to the operator of $205,043 also included in accounts payable.

4.      Preferred stock

The Company has designated Class A Convertible Preferred Stock and 1,000,000 shares authorized for issuance. The Class A preferred stock has a cumulative dividend at prime rate and is redeemable for cash at the rate of $10 per share plus accrued but unpaid dividends at the option of the Company. Each of the Class A preferred shares is convertible at any time after thirty days from issuance at face value and convertible into an equal amount of common stock at 100% of the average weekly closing bid price of the common stock. The Class A shares have certain voting rights and other rights and preferences as specified in the amended articles of incorporation of the Company. The Company intends to use Class A preferred stock for special funding situations and possibly as consideration for unpaid officers’ compensation.  On November 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock is limited to 30,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share.  As of December 31, 2008, all previously issued shares of this Series 1 have been converted to Common Stock and retired. On December 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 2 Convertible Preferred Stock. The Series 2 Convertible Preferred Stock is limited to 25,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share.  As of December 31, 2008, all previously issued shares of this Series 2 have been converted to Common Stock and retired.  The Company has no present intention to re-issue any shares of its Preferred Stock.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

5.      Common stock

Stock issuances:

During the years ended December 31, 2007 and 2008, 80,500,000 and 45,000,000 shares of the Company’s common stock, respectively, were issued to officers and directors for services.  Of the total common shares issued in fiscal year ended December 31, 2008, 29,000,000 shares of common stock were issued to consultants and fees. Of the total common shares issued in fiscal year ended December 31, 2007, 20,000,000 shares of common stock were issued to consultants and fees.

Stock options:

Stock Option Plans

The Company has established the Omnibus Stock Option and Compensation Plans for employees, directors and consultants or other advisors. The Company has reserved a maximum of 40,000,000 and 50,000,000 common shares under the 2003 and 2004 Plans, respectively, including 10,000,000 special incentive common stock purchase rights to officers, directors, employees and consultants.  Additionally, the 2004 Plan replaced a total of 8,500,000 stock options granted under the Company’s 2002 and 2003 Plans into the 2004 Plan.  The purchase price of each share of stock under the stock option plan will be determined by the Board of Directors or the Compensation Committee based on the fair market value as of the date of grant, determined by the closing sales price on the OTC Bulletin board on the last trading date before the date of grant. The stock option plans exercise terms do not exceed ten years.  As of December 31, 2008, no shares were available under the 2003 Plan and all 50,000,000 shares were unavailable under the 2004 Plan for issuance, with all 50,000,000 outstanding stock options.

The following is a summary of stock option activity, all of which are currently exercisable:

Weighted
	Option price	Average	Number of
	per share	exercise price	Shares

Balance, December 31, 2006	$.006 to $.22	$.023	525,000

Granted	--	--	--
Expired	--	--	--
Exercised	--	--	--

Balance, December 31, 2007	$.006 to $.22	$ .023	525,000

Granted	--	--	--
Expired	--	--	--
Exercised	--	--	--

Balance, December 31, 2008	$ 0.22	$ 0.22	525,000

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

The following is additional information with respect to those options outstanding at December 31, 2008:

Weighted
	average	Weighted
	contractual life	average exercise	Number of
Option price per share	in years	Price	Shares

$0.220	0.25	$0.220	525,000

As of December 31, 2008, 0 options to purchase common stock outstanding under the 2002 stock option plan and 525,000 stock options that expire in 2009, were outstanding under previous plans.

The Company recognized expenses for the calculation of the fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 1.23%; and expected life of 1 years.

6.      Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $7,244,276 which expire in years through 2028.

As of December 31, 2007 and 2008, total deferred tax assets; liabilities and valuation allowances are as follows:

	2007	2008

Deferred tax asset resulting from loss carry forward	$2, 574,415	$2,825,268

Valuation allowance	(2,574,415)	(2,825,268)

Net deferred tax asset	$--	$--

A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

The Company's net operating losses are restricted as to the amount, which may be utilized in any one year. The Company's net operating loss carry forwards expire as follows:

December 31, 2015	$458,000
2016	224,000
2017	304,000
2018	835,000
2019	161,000
2020	1,055,000
2021	880,000
2022	353,000
2023	692,000
2024	805,000
2025	296,000
2026	74,879
2027	463,182
2028	643,211
$7,244,276

7.      Commitments and contingencies

Lease commitments:

The Company entered into a lease for roads and compressor space in Wyoming for the pipeline. This commitment began in October and paid annually in April. The expense in 2007 was $9,000 and the cost in 2008 was $9,000, included in pipeline costs. Storage rent expense for the years ended December 31, 2007 and December 31, 2008 amounted to $1,445 and $540 respectively. The Company uses office space and conference room space provided by a director for no rent for the years ended December 31, 2007 and $3,000 for the year ended December 31, 2008.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2008:

	Compressor
	Pad and Roads	End pad	Total
2009	$9,000	$600	$9,600
2010	9,000	600	9,600
2011	9,000	600	9,600
2012	2,250	--	2,250
2013	--	--	--
Thereafter	--	--	--
Total minimum future rentals	$29,250	$1,800	$31,050

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of December 31, 2008, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Charles L. Gamber (58) Director and President.

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

William W. Stewart (47) Director.

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

Donald W. Prosser      (57) Director and Chairman

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

Charles B. Davis (52) Director

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

The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met four times during the fiscal year 2008.

Audit Committee Financial Expert.

The Board has determined that Mr. Prosser is an audit committee financial expert as defined by Item 401(h) of Regulation S-B under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Nominating Committee.

The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on the Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the fiscal year 2008.

Compensation Committee.

The Compensation Committee was established in 2003. It administers our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met three times during the fiscal year 2008 to review, among other things, compensation for the officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year or Period Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Option/ SAR’s (#)	LTIP Payouts ($)	All Other Compensation ($)

Charles Gamber, President, Director	12/31/08 12/31/07 12/31/06	$ 63,000 $ 64,750 $ 23,650

John Herzog, Acting CFO, Director	12/31/08 12/31/06 12/31/05	$ 43,400 $ 64,750 $ 23,650

Option/SAR Grants Table
Option/SAR Grants in Last Fiscal Year
Individual Grants

There were no grants of options or stock to officers in the fiscal year ended December 31, 2008.

(1)  At the time of grant the exercise price exceeded the market price for the underlying common shares by 10%. See: Compensation of Directors, below.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.
Aggregated Option/SAR Exercises in Last Fiscal Year
And FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR's at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SAR's at FY-End ($)(1) Exercisable/ Unexercisable

Thomas P. Raabe	0	$ -	525,000	$1,620

___________

     (1)  Value determined at closing trade on 12/31/08 of $0.0081/share for 525,000 options exercisable at $0.0042 per share. The 525,000 stock options were out of the money as of 12/31/08.

Compensation of Directors.

The directors are compensated for consulting services and may be reimbursed for their expenses in attending formal meetings of the board of directors. The following is the director’s compensation for the fiscal year ended December 31, 2008.

Charles Gamber	$63,000	(2)
William Stewart	$49,000	(3)
John Herzog	$43,400	(2)
Donald W Prosser	$72,800	(1)
Charles Davis	$43,400	(3)
_____________

(1)	includes work related to the audit committee, accounting, and the SEC filings;
(2)	includes payment of officers compensation;
(3)	includes consulting for business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class

Directors and Executive
Officers

Common Stock William W. Stewart	Direct:	10,000,000	2.04% (1)
Director/Secretary
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Donald W Prosser	Direct:	85,000,000	17.31% (2)
Director/Chairman
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Charles L. Gamber	Direct:	38,000,000	7.74% (3)
Director & President
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock John R. Herzog	Direct:	35,000,000	7.13% (4)
Director
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Charles Davis	Direct:	30,000,000	6.11% (5)
Director & Acting CFO
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Directors and Executive	Total:	198,000,000	40.33%(6)
Officers as a Group

_________________

(1)  Includes Directly Owned of 10,000,000 shares;
(2)  Includes Directly Owned of 85,000,000 shares;
(3)  Includes Directly Owned of 38,000,000 shares;
(4)  Includes Directly Owned of 35,000,000 shares;
(5)  Includes Directly Owned of 30,000,000 shares;
(6)  Includes Directly Owned of 198,000,000 common shares. Percentage calculated based on 491,155,754 common shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the fiscal years ended December 31, 2007 and December 31, 2008, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to Item 10 of this Report, Executive Compensation, and Item 11, Security Ownership of Certain Beneficial Owners and Management which are incorporated herein by reference. (See also: Note 5, Notes to Audited Financial Statements.)

On September 13, 2006 we purchased the TOP Gathering System located in Campbell County, Wyoming for $330,000 cash from PRB Energy, Inc. The TOP system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. The pipeline services producers of coal-bed methane in the Powder River Basin and is currently gathering from 33 wells operated by an independent natural gas company, transporting approximately 1.25 million cubic feet of gas per day. The gathering system has a current throughput capacity of approximately 4 to 30 million cubic feet (“MMcf”) of gas per day based on the compression attached to the pipeline. Our current fees of transportation will average $0.80 per thousand cubic feet (“Mcf”) and gathering fees are subject to contracts that expire 2012. Arête is in negotiations with the well owners and leaseholders of the current wells attached to the pipeline to purchase or participate in the development of the other gas zones in the region. The pipeline has capacity of three times as much gas as is presently being delivered, based on current compression, and developing the present leases would help fill that capacity. The funds of $400,000 in cash for the pipeline and related costs have been provided by two directors of the Company and an independent third party. The funds provided to the Company were as follows: $200,000 Director & Chairman Donald W. Prosser, $75,000 Director and Secretary William Stewart, and $125,000 Director Charles Davis. No formal plan has been finalized on the repayment of these funds. The Company anticipates that the debt structure will be in the form of a convertible note secured by the assets of the pipeline. The rate of interest is 9.6% and the terms of the conversion are still being negotiated.

The Officers and Directors have advances $492,125 including the loans discussed above and they bear interest rates of 8% on advances of $32,125 and 9.6% on advances of $460,000.

The Company paid Donald W Prosser $8,000 for due diligence on the proposed acquisition and work on financing. The Company also paid Mr. Prosser $3,000 for the year ended December 31, 2008 for the office, meeting and storage space at 7260 Osceola Street, Westminster, CO  80030.

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following relate to aggregate fees billed for the last two fiscal years by the Company’s principal accountants concerning the Company’s: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the:

1.	Audit Fees. $20,250 (2007) $22,000 (2008)
2.	Audit-Related Fees. $-0- (2007 & 2008)
3.	Tax Fees. $-0- (2007 & 2008)
4.	All Other Fees. $-0- (2007 & 2008)
.	Reading of the Form S-8, subsequent events procedures and Form 8-K.
5.	(i) The Company’s Audit Committee’s pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:

Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Ronald R. Chadwick PC CPA in 2007 and 2008 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors’ services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

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

Arête Industries, Inc.

January 31, 2011	By:	/s/ Charles L. Gamber
Charles L. Gamber,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles L. Gamber Charles L. Gamber	President	January 31, 2011

/s/ Donald W. Prosser Donald W. Prosser	Chairman of the Board	January 31, 2011

/s/ John R. Herzog John R. Herzog	Acting Chief Financial Officer and Director	January 31, 2011

/s/William Stewart William Stewart	Director	January 31, 2011

/s/ Charles Davis Charles Davis	Director	January 31, 2011