Form 10-Q
period 2009-03-31
ARETE INDUSTRIES INC
filed 2011-02-03
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  March 31, 2009

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

As of  January 31, 2011, Registrant had 493,155,754 shares of common stock issued and outstanding.

Part 1 - Financial Information

Item 1 - Financial Statements (Unaudited)

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	March 31,
ASSETS	2008	2009
Current assets
Cash and cash equivalents	$23,904	$25,097
Advances	30,000	-
Revenue receivable	5,151	12,113
Total current assets	59,055	37,210

Furniture and equipment, at cost net of accumulated
depreciation of $95,682(2008) and $106,737(2009)	366,184	355,130

	$425,239	$392,340

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$343,088	$350,865
Accrued expenses	86,728	102,609
Accrued payroll taxes	235,898	235,898
Notes payable & advances related parties	492,125	492,125

Total current liabilities	1,157,839	1,181,497

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2008)
and 0 (2009) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2008)
and 0 (2009) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 491,155,754 (2008) and 493,155,754 (2009)	13,577,403	13,587,403
shares issued and outstanding
Accumulated deficit	(14,307,664)	(14,374,221)
Notes receivable from sale of stock	(2,339)	(2,339)

Total stockholders' deficit	(732,600)	(789,157)

	$425,239	$392,340

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three Months ended March 31,
(UNAUDITED)

	2008	2009
Revenues
Oil & gas revenue	$193,211	$34,072
Other income	-	-

Total revenues	193,211	34,072

Operating expenses
Oil & gas operating expenses	203,992	55,951
Depreciation	11,055	11,055
Rent	955	1,331
Other operating expenses	195,112	20,494

Total operating expenses	411,114	88,831

Net loss from operations	(217,903)	(54,759)

Other income (expense):
Loss on sale of investments	-	-
Extinguishment of debt	-	-
Interest expense	(11,978)	(11,798)
Interest income	-	-

Total other income (expense)	(11,978)	(11,798)

Net income (loss)	$(229,881)	$(66,557)

Basic and diluted loss per share	*	*

Weighted average common shares outstanding	446,000,000	493,000,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the three Months ended March 31, 2009
(UNAUDITED)

	Common Stock Shares	Amount	Accumulated Deficit	Notes Receivable from sale of stock	Total
Balance at December 31, 2008	491,155,754	$13,577,403	$(14,307,664)	$(2,339)	$(732,600)
Issuance of common stock to directors
and consultants for services	2,000,000	10,000			10,000
Net loss			(66,557)		(66,557)
Balance at March 31, 2009	493,155,754	$13,587,403	$(14,374,221)	$(2,339)	$(789,157)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the three Months ended March 31,
(UNAUDITED)

	2008	2009

Cash flows from operating activities:
Net (loss) income	$(229,881)	$(66,557)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	11,054	11,054
Stock and options issued for services and
interest on notes	190,400	10,000
Gain on reduction of notes receivable on sale of stock	-	-
Changes in assets and liabilities:
Accounts receivable	(15,023)	(6,962)
Advances	-	30,000
Accounts payable	121,393	7,777
Accrued expenses	16,629	15,881
Total adjustments	324,453	67,750

Net cash used in operating activities	94,572	1,193

Cash flows from investing activities:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Reciept of advances - related parties	-	-
Payment of advances - related parties	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	94,572	1,193
Cash and cash equivalents at beginning of period	28,992	23,904

Cash and cash equivalents at end of period	$123,564	$25,097

Supplemental disclosure of cash flow information:
	2008	2009
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the quarter ended March 31, 2008 wages to officers and directors and fees to consultants of $190,400 were paid by the issuance of common stock
During the quarter ended March 31, 2009 wages to officers and directors and fees to consultants of $10,000 were paid by the issuance of common stock

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1.           Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2008 and March 31, 2009, and the results of operations, stockholders’ deficit, and cash flows for the periods ended March 31, 2008 and March 31, 2009.

The Company purchased and is operating a gas pipeline in Wyoming. Aggression Sports, Inc. (inactive) has discontinued operations and is consolidated in the Company’s financial statements.

The Company has incurred significant losses and at March 31, 2009, the Company has a working capital deficit of $1,144,287 and a stockholders' deficit of $789,157. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

2.           Delinquent amounts payable

As of March 31, 2009 the Company is delinquent on payments of various payroll taxes and penalties from the fiscal years prior to fiscal 2002. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

3.           Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $7,244,279 which expire in years through 2028.

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

During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At March 31, 2009, the remaining liabilities of this division were $0 in trade payables and $79,351 in unpaid payroll taxes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

5.           Stock transactions

During the quarter ended March 31, 2009, the Company issued a total of 2,000,000 common shares for compensation of officers, directors and consultants, valued at an aggregate of $10,000.

 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the quarter ended March 31, 2009 in accordance with the provisions of SFAS No. 123, the Company's net loss.

6.           Notes payable and advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

As of December 31, 2008 and March 2009, the Company owed the related parties are unsecured, due on demand, and working capital advances:

	2008	2009

Advances – Donald Prosser	$200,000	$200,000
Advances – Donald Prosser	4,290	4,290
Advances – Charles Gamber	4,966	4,966
Advances – William Stewart	20,219	20,219
Advances – William Stewart	75,000	75,000
Advances – Charles Davis	125,000	125,000
Advances – Charles Davis	40,000	40,000
Advances – John Herzog	2,650	2,650

Balances	$492,125	$492,125

Approximately $460,000 of the advances bear interest at 9.6% per annum.
Approximately $32,125 of the advances bear interest at 8.0% per annum.

The Company has related party payables of accrued interest to the officers and directors above of $ 85,707 at March 31, 2009. In addition, the Company owes an entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of March 31, 2009 for expenses of $92,983 included in accounts payable and production to the operator of $221,174 also included in accounts payable. In addition, Donald W. Prosser advanced $10,000 at no interest.

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

In September 2006, the company acquired a gas gathering system (Pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This pipeline is currently transporting approximately 900,000 Mcf (thousand cubic feet) of coal bed methane per day and is cash flowing from its operations. This system has a current throughput capacity of approximately 4 million cubic feet (“MMcf”) of gas per day. Gathering fees are subject to contracts which are life of lease or 10-year contracts expiring in 2012. In 2008 we have negotiated a purchase of oil & gas properties operated and controlled by DNR Oil & Gas, Inc.  The offer to purchase is subject to financing and we are continuing to pursue financing with several lenders and loan brokers.

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

As of the end of the quarter ended March 31, 2009, the Company had $392,340 in total assets. This compares to total assets of $425,239 as of the fiscal year ended December 31, 2008. Total liabilities were $1,181,497 as of March 31, 2009 compared to $1,157,839 as of the fiscal year ended December 31, 2008. Accounts payable and accrued expenses at March 31, 2009 were $453,474 as compared to $429,816 at December 31, 2008. Advances and notes payable to related parties at March 31, 2009 were $492,125 as compared to $492,125 at December 31, 2008. During the quarter ended March 31, 2009, total liabilities were increased by $23,658 due to operation of the pipeline and related costs and overhead costs. Net (loss) was $(66,557), increased the accumulated deficit as of March 31, 2009 to $14,374,221, as compared to an accumulated deficit as of December 31, 2008 of $14,307,664.

During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At March 31, 2009, the remaining liabilities of this subsidiary were $102,554 in unpaid payroll taxes. As of March 31, 2009, the consolidated entity owes $237,474 in unpaid payroll taxes of which $44,408 applies specifically to the parent company for periods through the fourth quarter of 2000.

During the quarter ended March 31, 2009, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the quarter ended March 31, 2009, the Company paid $10,000 to consultants and professionals with 2,000,000 shares of common stock.

Results of operations for the Three Months ended March 31, 2008 Compared to Three Months ended March 31, 2009.

The Company had $34,072 in revenues from operations during the quarter ended March 31, 2009, and $193,211 in revenues during the comparable period ended March 31, 2008. During the quarter ended March 31, 2009 we changed the compressors to reduce costs and had no production in January. In addition, the price of natural gas for the fiscal quarter ended March 31, 2009 was below $4.00 per mcf verses $7.00 to $8.00 per mcf for the quarter ended March 31, 2008.  Net loss from operations for the quarter ended March 31, 2009 was $(54,759) as compared to a net loss from operations of $(217,903) for the quarter ended March 31, 2008. The net loss during the quarter ended March 31, 2009 was reduced interest expense of $11,798 resulting in a net loss of $(66,557) for the period. The net loss for the quarter ended March 31, 2008 was $(229,881).

The Company rents space for file storage and furniture for $581 for the quarter ended March 31, 2009. The Company uses space rented by Director for meetings and to keep current records and pays $750 in rent per quarter.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of March 31, 2009 of $1,144,497. This compares to a working capital deficit of $1,098,784 as of December 31, 2008. During the quarter ended March 31, 2008 an aggregate of 2,000,000 shares of common stock were issued for aggregate consideration of $10,000 (for an average of $0.005 per share).

The Company had a stockholder's deficit at March 31, 2009 of $789,157. This is compared to stockholder's deficit at December 31, 2008 of $732,600. The stockholder's deficit increased due the Company's operating loss and increased by the payment of services with the issuance of stock.

The Company has net cash provided by operating activities for the three months ended March 31, 2009 of $1,193 as compared to net cash provided by operating activities of $94,572 for the three months ended March 31, 2008.

  The Company had no net cash used in investing activities for the three months ended March 31, 2009 and for the three months ended March 31, 2008.

The Company had no net cash provided by financing activities for the three months ended March 31, 2009 and for the three months ended March 31, 2008.

At March 31, 2009, the Company had no material commitments for capital expenditures.

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

- 11

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company is defined by Rule 229.10 (f)(1) as a “Smaller Reporting Company” and is not required to provide or disclose the information required by this item.

Item 4 - Controls and Procedures

As of March 31, 2009 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

None

Item 5 - Other Information.

None

- 12

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

- 13

ARÊTE INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Charles L. Gamber, CEO
Charles L. Gamber, Principal Executive Officer
Dated: February 2, 2011

By:	/s/ John Herzog, Interim CFO
John Herzog,
Interim Principal Financial and Accounting Officer
Dated: February 2, 2011