Form 10-Q
period 2009-09-30
ARETE INDUSTRIES INC
filed 2011-02-03
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  September 30, 2009

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	September 30,
ASSETS	2008	2009
Current assets
Cash and cash equivalents	$23,904	$3,866
Advances	30,000	-
Prepaid expenses	-	8,545
Revenue receivable	5,151	14,168
Total current assets	59,055	26,579

Furniture and equipment, at cost net of accumulated
depreciation of $95,682(2008) and $128,847(2009)	366,184	333,020

	$425,239	$359,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$343,088	$403,938
Accrued expenses	86,728	134,372
Accrued payroll taxes	235,898	235,898
Notes payable & advances related parties	492,125	492,125

Total current liabilities	1,157,839	1,266,333

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2008)
and 0 (2009) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2008)
and 0 (2009) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 491,155,754 (2008) and 493,155,754 (2009)	13,577,403	13,587,403
shares issued and outstanding
Accumulated deficit	(14,307,664)	(14,491,798)
Notes receivable from sale of stock	(2,339)	(2,339)

Total stockholders' deficit	(732,600)	(906,734)

	$425,239	$359,599

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended and nine months,
(UNAUDITED)

	Three Months Ending September 30,	Three Months Ending September 30,	Nine Months Ending September 30,	Nine Months Ending September 30,
	2008	2009	2008	2009
Revenues
Oil & gas revenue	$142,465	$44,441	$579,593	$127,573
Other income	-	-	-	-

Total revenues	142,465	44,441	579,593	127,573

Operating expenses
Oil & gas operating expenses	154,189	70,598	599,194	200,719
Depreciation	11,055	11,055	33,165	33,165
Rent	1,043	750	2,790	2,831
Other operating expenses	36,419	9,391	372,425	39,599

Total operating expenses	202,706	91,794	1,007,574	276,314

Net loss from operations	(60,241)	(47,353)	(427,981)	(148,741)

Other income (expense):
Minority interest	-	-	-	-
Loss on sale of investments	-	-	-	-
Extinguishment of debt	-	-	-	-
Interest expense	(11,798)	(11,798)	(35,393)	(35,393)
Interest income	-	-	-	-

Total other income (expense)	(11,798)	(11,798)	(35,393)	(35,393)

Net income (loss)	$(72,039)	$(59,151)	$(463,374)	$(184,134)

Basic and diluted loss per share	*	*	*	*

Weighted average common shares outstanding	482,000,000	493,000,000	462,000,000	493,000,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the nine months ended September 30, 2009
(UNAUDITED)

	Common Stock Shares	Amount	Accumulated Deficit	Notes Receivable from Sale of Stock	Total
Balance at December 31, 2008	491,155,754	$13,577,403	$(14,307,664)	$(2,339)	$(732,600)
Issuance of common stock to directors
and consultants for services	2,000,000	10,000			10,000
Net loss			(184,134)		(184,134)
Balance at September 30, 2009	493,155,754	$13,587,403	$(14,491,798)	$(2,339)	$(906,734)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the nine months ended, September 30,
(UNAUDITED)

	2008	2009

Cash flows from operating activities:
Net (loss) income	$(463,374)	$(184,134)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	33,164	33,164
Stock and options issued for services and
interest on notes	316,400	10,000
Changes in assets and liabilities:
Accounts receivable	29,969	(9,017)
Advances	-	30,000
Prepaid expenses	(15,542)	(8,545)
Accounts payable	111,913	60,850
Accrued expenses	22,813	47,644
Total adjustments	498,717	164,096

Net cash provided in operating activities	35,343	(20,038)

Cash flows from investing activities:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Reciept of advances - related parties	-	-
Payment of advances - related parties	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	35,343	(20,038)
Cash and cash equivalents at beginning of period	28,992	23,904

Cash and cash equivalents at end of period	$64,335	$3,866

Supplemental disclosure of cash flow information:
	2008	2009
Interest paid during the period	$17,500	$-
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the nine months ended September 30, 2008 wages to officers and directors and fees to consultants of $316,400 were paid by the issuance of common stock
During the nine months ended September 30, 2009 wages to officers and directors and fees to consultants of $10,000 were paid by the issuance of common stock

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

1.           Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2008 and September 30, 2009, and the results of operations, stockholders’ deficit, and cash flows for the periods ended September 30, 2008 and September 30, 2009.

The Company purchased and is operating a gas pipeline in Wyoming. Aggression Sports, Inc. (inactive) has discontinued operations and is consolidated in the Company’s financial statements.

The Company has incurred significant losses and at September 30, 2009, the Company has a working capital deficit of $1, 239,754 and a stockholders' deficit of $ 906,734. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

2.           Delinquent amounts payable

As of September 30, 2009, the Company is delinquent on payments of various payroll taxes and penalties from the fiscal years prior to fiscal 2002. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At September 30, 2009, the remaining liabilities of this division were $79,351 in unpaid payroll taxes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

5.           Stock transactions

During the nine months ended September 30, 2009, the Company issued a total of 2,000,000 common shares for compensation of consultants, valued at an aggregate of $10,000.

During the three months ended September 30, 2009, the Company issued a total of 0 common shares for compensation of officers, directors and consultants.

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

6.           Notes payable and advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

As of December 31, 2008 and September 30, 2009, the Company owed the related parties are unsecured, due on demand, and working capital advances:

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

The Company has related party payables of accrued interest to the officers and directors above of $109,302 at September 30, 2009. In addition, the Company owes an entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of September 30, 2009 for expenses of $97,319 included in accounts payable and production to the operator of $262,658 also included in accounts payable.

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

As of the end of the nine months ended September 30, 2009, the Company had $359,599 in total assets. This compares to total assets of $425,239 as of the fiscal year ended December 31, 2008. Total liabilities were $1,266,333 as of September 30, 2009 compared to $1,157,839 as of the fiscal year ended December 31, 2008. Accounts payable and accrued expenses at September 30, 2009 were $538,310 as compared to $429,816 at December 31, 2008. Advances and notes payable to related parties at September 30, 2009 were $492,125 as compared to $492,125 at December 31, 2008. During the nine months ended September 30, 2009, total liabilities were increased by $108,494 due to operation of the pipeline and related costs and overhead costs, with the total liabilities during the three months ended September 31, 2009 increasing by $36,647.  Net (loss) was $(184,134), increasing the accumulated deficit as of September 30, 2009 to $14,491,798, as compared to an accumulated deficit as of December 31, 2008 of $14,307,664.

During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At September 30, 2009, the remaining liabilities of this subsidiary were $102,554 in unpaid payroll taxes. As of September 30, 2009, the consolidated entity owes $235,898 in unpaid payroll taxes of which $44,408 applies specifically to the parent company for periods through the fourth quarter of 2000.

During the quarters ended September 30, 2009, the Company continued to rely upon infusions of cash from exercise of stock options by officers, directors and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. During the six months ended September 30, 2009, the Company paid $10,000 in compensation to consultants and professionals with 2,000,000 shares of common stock. During the three months ended September 30, 2009, the Company paid no compensation to consultants, officers, or directors.

Results of operations for the Nine Months ended September 30, 2009 Compared to Nine Months ended September 30, 2008.

The Company had $127,573 in revenues from operations during the nine months ended September 30, 2009, and had 579,593 in revenues during the comparable period ended September 30, 2008. During the nine months ended September 30, 2009 we changed the compressors to reduce costs and had no production in January. In addition, the price of natural gas for the nine months ended September 30, 2009 was below $4.00 per mmcf verses $5.00 to $8.00 per mmcf for the nine months ended September 30, 2008.  Net loss from operations for the nine months ended September 30, 2009 was $(148,741) as compared to a net loss from operations of $(427,981) for the nine months ended September 30, 2008. The net loss for the quarter ended September 30, 2009 was $(184,134) which includes $35,393 in interest expense. The net loss during the nine months ended September 30, 2008 was reduced by $34,421 of interest expense, resulting in net loss of $(463,374) for the period.

Results of operations for the Three Months ended September 30, 2009 Compared to Three Months ended September 30, 2008.

The Company had $44,441 in revenues from operations during the quarter ended September 30, 2009, and had 142,465 in revenues during the comparable period ended September 30, 2008. The price of natural gas for the three months ended September 30, 2009 was below $4.00 per mmcf verses $5.00 to $6.00 per mmcf for the three months ended September 30, 2008.   Net loss from operations for the quarter ended September 30, 2009 was $(47,353) as compared to a net loss from operations of $(60,241) for the quarter ended September 30, 2008. The net loss during the quarter ended September 30, 2008 was $(59,151) for the period. The net loss for the quarter ended September 30, 2007 was $(72,038).

The Company rents space for file storage and furniture for $580 for the nine months ended September 30, 2009. The Company uses space rented by Director for meetings and to keep current records and pays $750 per quarter or $2,250 for the nine months ended September 30, 2009.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of September 30, 2009 of $1,239,754. This compares to a working capital deficit of $1,098,784 as of December 31, 2008. During the nine months ended September 30, 2008 an aggregate of 2,000,000 shares of common stock were issued for aggregate consideration of $10,000 (for an average of $0.005 per share).

The Company had a stockholder's deficit at September 30, 2009 of $906,734. This is compared to stockholder's deficit at December 31, 2008 of $732,600. The stockholder's deficit increased due the Company's operating loss and increased by the payment of services with the issuance of stock.

The Company has net cash (used) by operating activities for the nine months ended September 30, 2009 of $(20,038) as compared to net cash provided by operating activities of $35,343 for the nine months ended September 30, 2008.

 The Company had no net cash used in investing activities for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008.

The Company had no net cash provided by financing activities for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008.

At September 30, 2009, the Company had no material commitments for capital expenditures.

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

Item 4 - Controls and Procedures

As of September 30, 2009 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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