Form 10-K
period 2009-12-31
ARETE INDUSTRIES INC
filed 2011-02-11
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

On February 4, 2011 the aggregate market value of the 332,453,054 common stock held by non-affiliates of the Registrant was approximately $13,963,028.

On February 4, 2011 the Registrant had 493,155,754 shares of common stock outstanding.

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

We are a publicly traded company trading on the OTC Markets OTC-PINK SHEETS under the symbol: ARET. The Company has been publicly traded since 1987, and has over 6,000 shareholders.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our Internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Mr. Charles Gamber is President, John R. Herzog is interim CFO, Mr. William Stewart is Secretary, and Mr. Donald W. Prosser continued his responsibilities as a Director and Chairman. Mr. Charles B. Davis joined the board because of his oil & gas background and great experience in the business.

The company was involved in many different business opportunities up to and until 2005, when the Board of Directors confirmed a new company focus on actively pursuing oil and gas acquisitions, including cash flow generating assets and pipelines. On September 12, 2006, the closed on an acquisition agreement with PBR Energy Inc. for a gas gathering pipeline for $330,000. Henceforth, the Company will focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential. We have spent the last quarter of fiscal 2008 negotiating and performing due diligence on a potential acquisition of oil and gas properties in Wyoming, Kansas, Colorado, and Montana. These properties have both operating leases and development opportunities. We have completed the deal in early 2009 but have not been able to secure the financing.

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

Major Customers

We sold 98.5% of our gas production on a spot sale basis to United Energy Trading, Inc. and 1.5%  to Bear Paw Energy, Inc. during the year ended December 31, 2009.

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

Employees

As of December 31st 2009, the company had no employees

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

At December 31, 2009, our executive officers, Directors and principal stockholders beneficially own approximately 32.69% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of Directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with interests different from those of our officers, Directors and principal stockholders.

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

(b)
	HIGH BID	LOW BID

Year Ended December 31, 2009:
First Quarter	$.0060	$.0015
Second Quarter	.0390	.0030
Third Quarter	.0220	.0050
Four Quarter	.0080	.0023

Year Ended December 31, 2008:
First Quarter	$.0095	$.0055
Second Quarter	.0090	.0055
Third Quarter	.0110	.0040
Four Quarter	.0080	.0025

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

 Holders

As of December 31, 2009, the approximate number of holders of record of shares of our Common Stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders

Common Stock, $.001 par value	6,328

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the twelve month period ended December 31, 2009.

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

General Overview

It is our desire to provide all parties who may read this MD&A an understanding of the Company’s past performance, its financial condition and its prospects of going forward in the future. Accordingly, we will discuss and provide our analysis of the following:

•	Overview of the business;
•	Critical accounting policies;
•	Results of operations;
•	Overview of business segments;
•	Liquidity, capital resources and outlook for 2010;
•	New accounting pronouncements.

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

Management Discussion

While we are very optimistic about our progress on this plan to benefit the shareholders of this company there are no assurances that we can resolve all of our debt obligations, meet remaining expenses, and gain any significant revenue for operations in the immediate future. We received a commitment to finance the debt, pipeline and working interests. These commitments are from outside parties as well as related parties and are more likely than not to happen. We are working out the debt issues and creating cash flow so as to be able to move to a final definitive agreement on the properties. The Company continues to rely upon infusions of cash borrowing from directors, officers, and consultants, and upon payment of compensation to officers, directors and consultants in the form of common stock and common stock options. We will continue to operate the Company on an austere program of minimum overhead. To achieve this, we will utilize the skills of our board members in the fields of business development, capital acquisition, corporate visibility, oil and gas development, geology and operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Arête Industries, Inc. and its subsidiary Aggression Sports, Inc. (inactive).  All the significant inter-company balances and transactions are eliminated in the consolidation. The Company is reporting its consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies.

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

Results of Operations

Key selected financial and operating data for the years ended December 31, 2008 and 2009 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements.

The Company had $182,245 revenues for fiscal year ended December 31, 2009 and $622,911 revenues from operations for the fiscal year ended December 31, 2008. The decrease in revenue was due to several facts. 1) The spot price of natural gas began to drop in August of 2008 and continued to low levels under $4.00 per mmcf and continued for the entire year of 2009. 2) The costs of the pipeline operations mainly the compressor rental of $17,000 plus per month we decided to evaluate the costs and our ability to operate the pipeline, so we shut-in the wells connected to our pipeline in mid December 2008 until mid February 2009 so we could retool and review costs.  We ordered new compressors from a different vendor which decreased the monthly costs to $9,100 per month. The related costs of operations also decreased due to the more efficient operations of the new compressors. We were able to restart our pipeline operations in February 2009 and an average production of 700,000 mmcf per day for the year 2009. With natural gas prices below $4.00 mmcf based on our production level we can only expect approximately $15,000 a month in gross production until we see higher natural gas prices.  In addition, due to higher costs and the price of natural gas, we are reviewing the wells related to the pipeline to see if they have more zones of production. There are deep natural wells related to the potential acquisition that could be hooked to the pipeline and would increase our production related to the pipeline. We are only using approximately two percent of the available capacity of the pipeline.

The following is a summary of the pipeline costs for the year-ended December 31, 2009 versus the year ended December 31, 2008.

	December 31
	2008	2009

Cost of Production	$397,913	$92,910
Transportation	4,069	34,462
Testing	240	794
Pumper	30,000	30,000
Utilities	2,918	3,113
Repairs	8,978	16,696
Compressors	184,132	76,383
Truck and moving expense	--	18,503
Property Taxes	7,958	7,335
Land Rent	10,200	9,600
Total	$686,408	289,796

The savings from the change in compressors has saved in excess of $105,000 per year related to the compressors.

The other operating expenses for the year ended December 31, 2009 was $81,629 versus $484,767 for the year ended December 31, 2008. The decrease of $403,138, which includes $79,500 spent during fiscal 2008 for due diligence and review of the proposed acquisition of the oil and gas properties in Wyoming, Kansas, Colorado, and Montana. We also had no costs for consultants, audits, director fees, reserve studies, and $32,492 for legal expense for the year ended December 31, 2009 versus $355,890 for the same costs for the year ended December 31, 2008.

Net loss from operations for the fiscal year ended December 31, 2009 was $237,283 as compared to a net loss from operations of $596,023 for the fiscal year ended December 31, 2008. The decrease in loss from operations of $358,740 includes the items discussed above relating to the pipeline, other operating costs, and acquisition due diligence.

Net loss for the fiscal year ended December 31, 2009 was $284,474 which includes $47,191 interest expense as compared to a net loss of $643,214 for the fiscal year ended December 31, 2008, which includes $47,191 interest expense.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of December 31, 2009 of $1,326,700. This compares to a working capital deficit of $1,098,784 in the fiscal year ended December 31, 2008. During the 12-month period ended December 31, 2009 an aggregate of 2,000,000 shares of common stock were issued for aggregate consideration of $10,000 (avg. $0.005 per share). This compares to the 12-month period ended December 31, 2008 in which an aggregate of 74,000,000 shares of common stock were issued for aggregate consideration of $376,400 (avg. $0.005 per share).

The Company had a stockholder's deficit at December 31, 2009 of $1,004,735. This is compared to stockholder's deficit at December 31, 2008 of $732,600. The stockholder's deficit increased due to the Company's net operating loss offset by an increase in payments for services with common stock.

The Company has net cash (used) for operating activities for the year ended December 31, 2009 of $(7,140) as compared to net cash (used) by operating activities of $(5,088) for the year ended December 31, 2008.

The Company had no net cash (used) in investing activities for the year ended December 31, 2009 as compared to no net cash (used) in investment activities for the year ended December 31, 2008.

The Company had no net cash provided by financing activities for the year ended December 31, 2009 as compared to no net cash provided by financing activities for the year ended December 31, 2008.

At December 31, 2009, the Company had no material commitments for capital expenditures.

Management believes that the Company will experience significant difficulty raising significant additional equity capital or attracting viable acquisition candidates until these matters have been resolved and the Company has eliminated a substantial amount of its outstanding debt.

The Company relies on infusions of cash for operations from officers and directors, from deferral of salary, from services rendered for stock compensation, and from proceeds from sale of stock. The Company's success depends upon its ability to generate revenue from oil and gas projects in the form of management fees and equity participation in revenue streams from projects it is currently pursuing and future projects developed from its business development activities introduced by its officers, directors and consultants.

The Company may continue to be required to issue further stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near-term.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2012-2013	Thereafter
Long-term Debt	$492,126	$-	$-	$492,126	$-
Capital Leases	$-	$-	$-	$-	$-
Operating Leases	$31,450	$13,600	$12,450	$1,200	$4,200

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303 of Regulation S-B.

Inflation

To date, inflation has not had a material impact on our operations.

New Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its financial statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition.

On January 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective January 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout the financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2009

WITH
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Arête Industries, Inc.
Westminster, Colorado

I have audited the accompanying consolidated balance sheets of Arête Industries, Inc. and Subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arête Industries, Inc. and Subsidiaries at December 31, 2008 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

February 10, 2011                                                                                            /s/ Ronald R. Chadwick, P.C.
Aurora, Colorado                                                                                            RONALD R. CHADWICK, P.C.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2008	2009
Current assets
Cash and cash equivalents	$23,904	$16,764
Revenue receivable	5,151	21,693
Advances	30,000	-
Total current assets	59,055	38,457

Furniture and equipment, at cost, net of accumulated
depreciation of $95,682(2008) and $139,902(2009)	366,184	321,965

	$425,239	$360,422
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$343,088	$493,719
Accrued expenses	86,728	145,754
Accrued payroll taxes	235,898	233,559
Notes payable & advances from related parties	492,125	492,125

Total current liabilities	1,157,839	1,365,157

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2008)
and 0 (2009) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2008)
and 0 (2009) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 491,155,754 (2008) and 493,155,754 (2009)
shares issued and outstanding	13,577,403	13,587,403
Accumulated deficit	(14,307,664)	(14,592,138)
Notes receivable from sale of stock	(2,339)	-

Total stockholders' deficit	(732,600)	(1,004,735)

	$425,239	$360,422

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended

	December 31,
	2008	2009
Revenues
Oil & gas revenue	$622,911	$182,245
Other income	-	-

Total revenues	622,911	182,245

Operating expenses
Oil & gas operating expenses	686,408	289,796
Depreciation	44,219	44,219
Rent	3,540	3,884
Other operating expenses	484,767	81,629

Total operating expenses	1,218,934	419,578

Net loss from operations	(596,023)	(237,283)

Other income (expense):
Extinguishment of debt	-	-
Interest expense	(47,191)	(47,191)

Total other income (expense)	(47,191)	(47,191)

Net (loss)	$(643,214)	$(284,474)

Basic and diluted loss per share	*	*

Weighted average common shares outstanding	470,000,000	493,000,000

* Less than $.01 per share

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
For the years ended December 31, 2008 and 2009

	Common Stock Shares	Amount	Accumulated Deficit	Notes Receivable from Sale of Stock	Total
Balance at December 31, 2007	417,155,754	$13,201,003	$(13,664,450)	$(3,915)	$(467,362)

Issuance of common stock to directors
and consultants for services	74,000,000	376,400			376,400

Reduction of stock receivable				1,576	1,576

Net loss			(643,214)		(643,214)

Balance at December 31, 2008	491,155,754	$13,577,403	$(14,307,664)	$(2,339)	$(732,600)

Issuance of common stock to directors
and consultants for services	2,000,000	10,000			10,000

Reduction of stock receivable				2,339	2,339

Net loss			(284,474)	-	(284,474)

Balance at December 31, 2009	493,155,754	$13,587,403	$(14,592,138)	$-	$(1,004,735)

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended

	December 31,
	2008	2009

Cash flows from operating activities:
Net (loss)	$(643,214)	$(284,474)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	44,220	44,219
Stock and options issued for services and
interest on notes	376,400	10,000
Gain on reduction of notes receivables on sale of stock	1,574	2,339
Changes in assets and liabilities:
Accounts receivable	51,487	(16,542)
Advances	(30,000)	30,000
Accounts payable	160,998	150,631
Accrued expenses	33,447	56,687
Total adjustments	638,126	244,842

Net cash provided (used) in operating activities	(5,088)	(7,140)

Cash flows from investing activities:

Net cash used in investing activities	-	-

Cash flows from financing activities:

Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(5,088)	(7,140)
Cash and cash equivalents at beginning of period	28,992	23,904

Cash and cash equivalents at end of period	$23,904	$16,764

Supplemental disclosure of cash flow information:
	2008	2009
Interest paid during the period	$17,500	$4,500
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the year ended December 31, 2009 wages to officers and directors and fees to consultants of $10,000 were paid by the issuance of common stock

During the year ended December 31, 2008 wages to officers and directors and fees to consultants of $376,400 were paid by the issuance of common stock

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

1.      Summary of significant accounting policies

Nature of business:

Arête Industries, Inc. (Arête), formerly Travis Industries, Inc., a Colorado corporation was incorporated on July 21, 1987.  The Arête subsidiary, Aggression Sports, Inc. (Aggression Sports) was an outdoors sports products company which became a consolidated subsidiary through Arête’s increased investment, effective October 1, 2001 and abandoned in 2003. Arête is now operating a natural gas pipeline in Wyoming and in the process of acquiring oil and gas properties.

The consolidated financial statements of the Company include the accounts of Arête for the entire period and Aggression Sports since October 1, 2001. All intercompany accounts have been eliminated in the consolidation. All operations prior to August 1, 2003 have been reclassified as discontinued.

The Company prior to fiscal 2007 was classified as a development stage entity. After the purchase of and continuing operations of the pipeline in Wyoming the Company no longer is classified as a development stage entity.  The Company is focused entirely on acquiring interests in traditional oil and gas ventures. In the oil and gas field, the Company is looking for conservative projects that offer high profit, low risk projects including overlooked and by-passed reserves of natural gas, which will include shut-in and in-field development, stripper wells, re-completion and re-working projects. The Company will seek to make investments for direct participations in the revenue streams from such projects on a project finance basis, as well as through acquisition of management, capital, and assets by one or more acquisitions of going concerns and has purchased a natural gas transportation pipeline in 2006.

Basis of presentation:

The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the December 31, 2009 presentation. The financial statements have been prepared on the basis of the Company having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional energy sectors. The Company has incurred significant losses and at December 31, 2009, the Company has a working capital deficit of $1,326,700 and a stockholders’ deficit of $1,004,725.  In addition, the Company is delinquent on payment of payroll taxes, for the periods for fiscal year 2000 and prior.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations.  The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options and to support operations.

New Accounting Pronouncements:

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our financial statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its financial statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition.

On January 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective January 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout the financials have been updated for the Codification.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our results of operations or financial condition.

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

Advertising costs:

The Company expenses the costs of advertising as incurred.  Advertising costs amount to $0 and $0 for the years ended December 31, 2008 and 2009 respectively.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

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

2.      Delinquent amounts payable

As of December 31, 2008 and 2009, the Company is delinquent on payments of various amounts to creditors including payroll taxes. Failure to pay these liabilities could result in liens being filed on the Company’s assets and may result in assets being attached by creditors resulting in the Company’s inability to continue operations.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

3.       Advances Payable

Advances payable – related parties:

As of December 31, 2008 and 2009, the Company owed the related parties for unsecured, due on demand and working capital advances:

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

The Company has related party payables of accrued interest to the officers and directors above of $ 116,600 at December 31, 2009. In addition, the Company owes an entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of December 31, 2009 for expenses of $99,357 included in accounts payable and production to the operator of $297,952 also included in accounts payable. In addition, Donald W. Prosser advanced $3,500 at no interest.

4.      Preferred stock

The Company has designated Class A Convertible Preferred Stock and 1,000,000 shares authorized for issuance. The Class A preferred stock has a cumulative dividend at prime rate and is redeemable for cash at the rate of $10 per share plus accrued but unpaid dividends at the option of the Company. Each of the Class A preferred shares is convertible at any time after thirty days from issuance at face value and convertible into an equal amount of common stock at 100% of the average weekly closing bid price of the common stock. The Class A shares have certain voting rights and other rights and preferences as specified in the amended articles of incorporation of the Company. The Company intends to use Class A preferred stock for special funding situations and possibly as consideration for unpaid officers’ compensation.  On November 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock is limited to 30,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share.  As of December 31, 2009, all previously issued shares of this Series 1 have been converted to Common Stock and retired. On December 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 2 Convertible Preferred Stock. The Series 2 Convertible Preferred Stock is limited to 25,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share.  As of December 31, 2009, all previously issued shares of this Series 2 have been converted to Common Stock and retired.  The Company has no present intention to re-issue any shares of its Preferred Stock.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

5.      Common stock

Stock issuances:

During the years ended December 31, 2008 and 2009, 45,000,000 and 0 shares of the Company’s common stock, respectively, were issued to officers and directors for services.  Of the total common shares issued in fiscal year ended December 31, 2008, 29,000,000 shares of common stock were issued to consultants and fees. Of the total common shares issued in fiscal year ended December 31, 2009, 2,000,000 shares of common stock were issued to consultants and fees.

Stock options:

Stock Option Plans

The Company has established the Omnibus Stock Option and Compensation Plans for employees, directors and consultants or other advisors. The Company has reserved a maximum of 40,000,000 and 50,000,000 common shares under the 2003 and 2004 Plans, respectively, including 10,000,000 special incentive common stock purchase rights to officers, directors, employees and consultants.  Additionally, the 2004 Plan replaced a total of 8,500,000 stock options granted under the Company’s 2002 and 2003 Plans into the 2004 Plan.  The purchase price of each share of stock under the stock option plan will be determined by the Board of Directors or the Compensation Committee based on the fair market value as of the date of grant, determined by the closing sales price on the OTC Bulletin board on the last trading date before the date of grant. The stock option plans exercise terms do not exceed ten years.  As of December 31, 2009, no shares were available under the 2003 Plan and 2004 Plan.

The following is a summary of stock option activity, all of which are currently exercisable:

Weighted
	Option price	Average	Number of
	per share	exercise price	Shares

Balance, December 31, 2007	$.006 to $.22	$.023	525,000

Granted	--	--	--
Expired	--	--	--
Exercised	--	--	--

Balance, December 31, 2008	$.006 to $.22	$ .023	525,000

Granted	--	--	--
Expired	--	--	(525,000)
Exercised	--	--	--

Balance, December 31, 2009	$ 0.00	$ 0.00	--

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

The following is additional information with respect to those options outstanding at December 31, 2009:

Weighted
	average	Weighted
	contractual life	average exercise	Number of
Option price per share	in years	Price	Shares

$0.00	0.00	$0.00	-0-

As of December 31, 2009, 0 options to purchase common stock outstanding under the 2002 stock option plan and 525,000 stock options that expired in 2009, were outstanding under previous plans.

6.      Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $7,528,753 which expire in years through 2029.

As of December 31, 2008 and 2009, total deferred tax assets; liabilities and valuation allowances are as follows:

	2008	2009

Deferred tax asset resulting from loss carry forward	$2, 825,268	$2,936,212

Valuation allowance	(2,825,268)	(2,936,212)

Net deferred tax asset	$--	$--

A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

The Company's net operating losses are restricted as to the amount, which may be utilized in any one year. The Company's net operating loss carry forwards expire as follows:

December 31, 2015	$458,000
2016	224,000
2017	304,000
2018	835,000
2019	161,000
2020	1,055,000
2021	880,000
2022	353,000
2023	692,000
2024	805,000
2025	296,000
2026	74,879
2027	463,182
2028	643,211
2029	284,474
$7, 528,753

7.      Commitments and contingencies

The Company entered into a lease for roads and compressor space in Wyoming for the pipeline. This commitment began in October and paid annually in April. The expense in 2008 was $10,200 and the cost in 2009 was $9,600, included in pipeline costs. Storage rent expense for the years ended December 31, 2008 and December 31, 2009 amounted to $540 and $844 respectively. The Company uses office space and conference room space provided by a director for $3,000 rent for the years ended December 31, 2008 and for December 31, 2009.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2009:

	Compressor
	Pad and Roads	End pad	Total
2010	13,000	600	13,600
2011	9,000	600	9,600
2012	2,250	600	2,850
2013	--	600	600
2014	--	600	600
Thereafter	--	4,200	4,200
Total minimum future rentals	$24,250	$7,200	$31,450

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

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of December 31, 2009, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Charles L. Gamber (59) Director and President.

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

John R. Herzog (63) Director and Acting Chief Financial Officer.

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

William W. Stewart (48) Director.

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

Donald W. Prosser      (58) Director and Chairman

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

Charles B. Davis (53) Director

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

The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met four times during the fiscal year 2009.

Audit Committee Financial Expert.

The Board has determined that Mr. Prosser is an audit committee financial expert as defined by Item 401(h) of Regulation S-B under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Nominating Committee.

The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on the Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the fiscal year 2009.

Compensation Committee.

The Compensation Committee was established in 2003. It administers our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met one time during the fiscal year 2009 to review, among other things, compensation for the officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year or Period Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Option/ SAR’s (#)	LTIP Payouts ($)	All Other Compensation ($)

Charles Gamber, President, Director	12/31/09 12/31/08 12/31/07	$ -0- $ 63,000 $ 64,750

John Herzog, Acting CFO, Director	12/31/09 12/31/08 12/31/06	$ -0- $ 43,400 $ 64,750

Option/SAR Grants Table
Option/SAR Grants in Last Fiscal Year
Individual Grants

There were no grants of options or stock to officers in the fiscal year ended December 31, 2009.

(1)  At the time of grant the exercise price exceeded the market price for the underlying common shares by 10%. See: Compensation of Directors, below.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.
Aggregated Option/SAR Exercises in Last Fiscal Year
And FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR's at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SAR's at FY-End ($)(1) Exercisable/ Unexercisable

None	0	$ -0-	0	$ -0-

Compensation of Directors.

The directors are compensated for consulting services and may be reimbursed for their expenses in attending formal meetings of the board of directors. The following is the director’s compensation for the fiscal year ended December 31, 2009.

Charles Gamber	$-0-	(2)
William Stewart	$-0-	(2)
John Herzog	$-0-	(2)
Donald W Prosser	$15,000	(1)
Charles Davis	$-0-	(2)
_________________
(1)	includes work related to the audit committee, accounting, and the SEC filings;
(2)	includes payment of officers compensation;

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class

Directors and Executive
Officers

Common Stock William W. Stewart	Direct:	10,000,000	2.0% (1)
Director/Secretary
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Donald W Prosser	Direct:	79,702,700	16.16% (2)
Director/Chairman
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Charles L. Gamber	Direct:	13,000,000	2.64% (3)
Director & President
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock John R. Herzog	Direct:	28,000,000	5.78% (4)
Director
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Charles Davis	Direct:	30,000,000	6.08% (5)
Director & Acting CFO
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Directors and Executive	Total:	160,702,700	32.69%(6)
Officers as a Group

_________________

(1)  Includes Directly Owned of 10,000,000 shares;
(2)  Includes Directly Owned of 79,702,700 shares;
(3)  Includes Directly Owned of 13,000,000 shares;
(4)  Includes Directly Owned of 28,000,000 shares;
(5)  Includes Directly Owned of 30,000,000 shares;
(6)  Includes Directly Owned of 160,702,700 common shares.
 Percentage calculated based on 493,155,754 common shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the fiscal years ended December 31, 2008 and December 31, 2009, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to Item 10 of this Report, Executive Compensation, and Item 11, Security Ownership of Certain Beneficial Owners and Management which are incorporated herein by reference. (See also: Note 5, Notes to Audited Financial Statements.)

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

The Officers and Directors have advances $492,125 including the loans discussed above and they bear interest rates of 8% on advances of $32,125 and 9.6% on advances of $460,000. The total accrued to the Officers and Directors as of December 31, 2009 was $116,600. During the year ended December 31, 2009 the Officers and Directors were paid $4,500 in cash interest.

The Company paid Donald W Prosser $10,000 for due diligence on the proposed acquisition and work on financing for the year ended December 31, 2009. The Company also paid Mr. Prosser $3,000 for the year ended December 31, 2009 for the office, meeting and storage space at 7260 Osceola Street, Westminster, CO  80030.

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following relate to aggregate fees billed for the last two fiscal years by the Company’s principal accountants concerning the Company’s: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the:

1.	Audit Fees. $22,000 (2008) $-0- (2009)
2.	Audit-Related Fees. $-0- (2008 & 2009)
3.	Tax Fees. $-0- (2008 & 2009)
4.	All Other Fees. $-0- (2008 & 2009)
.	Reading of the Form S-8, subsequent events procedures and Form 8-K.
5.	(i) The Company’s Audit Committee’s pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:

Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Ronald R. Chadwick PC CPA in 2008 and 2009 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors’ services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

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

Arête Industries, Inc.

February 11, 2011	By:	/s/ Charles L. Gamber
Charles L. Gamber,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles L. Gamber Charles L. Gamber	President	February 11, 2011

/s/ Donald W. Prosser Donald W. Prosser	Chairman of the Board	February 11, 2011

/s/ John R. Herzog John R. Herzog	Acting Chief Financial Officer and Director	February 11, 2011

/s/William Stewart William Stewart	Director	February 11, 2011

/s/ Charles Davis Charles Davis	Director	February 11, 2011