Form 10-Q
period 2010-03-31
ARETE INDUSTRIES INC
filed 2011-03-04
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  March 31, 2010

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

As of March 2, 2011, Registrant had 497,155,754 shares of common stock issued and outstanding.

Part 1 - Financial Information

Item 1 - Financial Statements (Unaudited)

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	March 31,
ASSETS	2009	2010
Current assets
Cash and cash equivalents	$16,764	$23,966
Prepaid expenses	-	882,986
Revenue receivable	21,693	16,372
Total current assets	38,457	923,324

Furniture and equipment, at cost net of accumulated
depreciation of $139,902(2009) and $150,957(2010)	321,965	310,910

	$360,422	$1,234,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$493,719	$564,933
Accrued expenses	145,754	187,319
Accrued payroll taxes	233,559	233,559
Advances and stock loans	-	975,000
Notes payable & advances related parties	492,125	492,125

Total current liabilities	1,365,157	2,452,936

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2009)
and 0 (2010) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2009)
and 0 (2010) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 493,155,754 (2009) and 493,155,754 (2010)	13,587,403	13,587,403
shares issued and outstanding
Accumulated deficit	(14,592,138)	(14,806,105)
Notes receivable from sale of stock	-	-

Total stockholders' deficit	(1,004,735)	(1,218,702)

	$360,422	$1,234,234

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three Months ended March 31,
(UNAUDITED)

	2009	2010
Revenues
Oil & gas revenue	$34,072	$58,393
Other income	-	-

Total revenues	34,072	58,393

Operating expenses
Oil & gas operating expenses	55,951	85,506
Depreciation	11,055	11,055
Rent	1,331	807
Other operating expenses	20,494	163,194

Total operating expenses	88,831	260,562

Net loss from operations	(54,759)	(202,169)

Other income (expense):
Loss on sale of investments	-	-
Extinguishment of debt	-	-
Interest expense	(11,798)	(11,798)
Interest income	-	-

Total other income (expense)	(11,798)	(11,798)

Net income (loss)	$(66,557)	$(213,967)

Basic and diluted loss per share	*	*

Weighted average common shares outstanding	493,000,000	493,000,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the three Months ended March 31, 2010
(UNAUDITED)

	Common Stock Shares	Amount	Accumulated Deficit	Total

Balance at December 31, 2009	493,155,754	$13,587,403	$(14,592,138)	$(1,004,735)
Issuance of common stock to directors
and consultants for services	-	-		-
Net loss			(213,967)	(213,967)
Balance at March 31, 2010	493,155,754	$13,587,403	$(14,806,105)	$(1,218,702)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the three Months ended March 31,
(UNAUDITED)

	2009	2010

Cash flows from operating activities:
Net (loss) income	$(66,557)	$(213,967)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	11,054	11,055
Stock and options issued for services and
interest on notes	10,000	-
Changes in assets and liabilities:
Accounts receivable	(6,962)	5,321
Prepaid expense	-	(882,986)
Advances	30,000	-
Accounts payable	7,777	71,214
Advances and stock loans	-	975,000
Accrued expenses	15,881	41,565
Total adjustments	67,750	221,169

Net cash used in operating activities	1,193	7,202

Cash flows from investing activities:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Reciept of advances - related parties	$-	$-
Payment of advances - related parties	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	1,193	7,202
Cash and cash equivalents at beginning of period	23,904	16,764

Cash and cash equivalents at end of period	$25,097	$23,966

Supplemental disclosure of cash flow information:
	2009	2010
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the quarter ended March 31, 2010 wages to officers and directors and fees to consultants of $0 were paid by the issuance of common stock
During the quarter ended March 31, 2009 wages to officers and directors and fees to consultants of $10,000 were paid by the issuance of common stock

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

1.           Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2009 and March 31, 2010, and the results of operations, stockholders’ deficit, and cash flows for the periods ended March 31, 2009 and March 31, 2010.

The Company purchased and is operating a gas pipeline in Wyoming. Aggression Sports, Inc. (inactive) has discontinued operations and is consolidated in the Company’s financial statements.

The Company has incurred significant losses and at March 31, 2010, the Company has a working capital deficit of $1,529,612 and a stockholders' deficit of $1,218,702. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries, deferred obligations for services, and incentives in the form of common stock and stock loans.

2.    Delinquent amounts payable

As of March 31, 2010, the Company is delinquent on payments of various payroll taxes and penalties from the fiscal years prior to fiscal 2002. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At March 31, 2010, the remaining liabilities of this division were $0 in trade payables and $79,351 in unpaid payroll taxes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

5. Stock transactions

During the quarter ended March 31, 2010, the Company had no common stock issued for compensation or services.

The Company had a director of the Company pay for consulting services related to the marketing of the Company, its financing and financial operations. The director paid the consultants 32,000,000 shares of his stock in exchange for the services valued at $ 230,000. One of the contracts is for a period of one year, the fiscal year 2010, amortized over that period. The second contract is for two years beginning January 1, 2010 and will be amortized over the two year period. The unused balance of the contact is carried as prepaid expenses. The stock will be repaid in equal shares when the Company has shares available to repay the stock and will be adjusted in the event of stock reverse on a prorate basis.

The Company owes a director for services related to the operations of the pipeline business and purchase of oil & gas property. The board of directors has agreed to pay the director on a three year contract beginning January 1, 2010 $245,000 to be paid in the form of 35,000,000 shares of common stock.  The expense will be amortized over the life of the contract at $30,625 per quarter and the unused balance being carried as prepaid expenses.  The contract will be paid in  shares of common stock when the Company has shares available to pay the contract and will be adjusted in the event of stock reverse on a prorate basis.

The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 80,000,000 shares of Common Stock valued at $500,000. The contract is for a period of three years and will be amortized over a thirty-six month period. The contract will be paid in  shares of common stock when the Company has shares available to pay the contract and will be adjusted in the event of stock reverse on a prorate basis.

The Company owes its directors for services for part of 2008, 2009, and 2010. They are accruing $30,000 in the first quarter of 2010 to be paid in the future with 1,875,000 shares of Common Stock valued at $0.016 per share.

The Company has authorized shares of 500,000,000 shares of Common Stock and has issued 497,155,754 shares of Common Stock. They will have to increase their authorized common stock to meet the obligations described above by paying with Common Stock. The total of Common Stock obligated is 147,000,000 shares at March 31, 2010.

6.  Notes payable and advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

As of December 31, 2009 and March 2010, the Company owed the related parties are unsecured, due on demand, and working capital advances:

	2009	2010

Advances – Donald Prosser	$200,000	$200,000
Advances – Donald Prosser	24,290	24,290
Advances – Charles Gamber	4,966	4,966
Advances – William Stewart	20,219	20,219
Advances – William Stewart	75,000	75,000
Advances – Charles Davis	125,000	125,000
Advances – Charles Davis	40,000	40,000
Advances – John Herzog	2,650	2,650

Balances	$492,125	$492,125

Approximately $460,000 of the advances bear interest at 9.6% per annum.
Approximately $32,125 of the advances bear interest at 8.0% per annum.

The Company has related party payables of accrued interest to the officers and directors above of $ 129,398 at March 31, 2010. In addition, the Company owes an entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of March 31, 2010 for expenses of $100,107 included in accounts payable and production to the operator of $403,264 also included in accounts payable. In addition, Donald W. Prosser advanced $22,397 at no interest as of March 31, 2010.

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

As of the end of the quarter ended March 31, 2010, the Company had $1,234,234 in total assets. This compares to total assets of $360,422 as of the fiscal year ended December 31, 2009. Total liabilities were $2,452,936 as of March 31, 2010 compared to $1,365,157 as of the fiscal year ended December 31, 2009. Accounts payable and accrued expenses at March 31, 2010 were $752,252 as compared to $639,473 at December 31, 2009. Advances and notes payable to related parties at March 31, 2010 were $492,125 as compared to $492,125 at December 31, 2009.  During the quarter ended March 31, 2010, total liabilities were increased by $1,087,779, $112,779 due to operation of the pipeline and related costs and overhead costs, and $975,000 for payment of contracts for services.  Net (loss) was $(213,967), increased the accumulated deficit as of March 31, 2010 to $14,806,105, as compared to an accumulated deficit as of December 31, 2009 of $14,592,138.

During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At March 31, 2010, the remaining liabilities of this subsidiary were $102,554 in unpaid payroll taxes. As of March 31, 2010, the consolidated entity owes $233,559 in unpaid payroll taxes of which $44,408 applies specifically to the parent company for periods through the fourth quarter of 2000.

During the quarter ended March 31, 2010, the Company continued to rely upon infusions of cash from loans and loans of stock by officers and directors. During the quarter ended March 31, 2010 we entered into several contracts and agreements to be paid in the future or presently with common stock loaned for payment. The following are these transactions: 1) The Company had a director of the Company pay for consulting services related to the marketing of the Company, its financing and financial operations. The director paid the consultants 32,000,000 shares of his stock in exchange for the services valued at $ 230,000. One of the contracts is for a period of one year, the fiscal year 2010, amortized over that period. The second contract is for two years beginning January 1, 2010 and will be amortized over the two year period.  2) The Company owes a director for services related to the operations of the pipeline business and purchase of oil & gas property. The board of directors has agreed to pay the director on a three year contract beginning January 1, 2010 $245,000 to be paid in the form of 35,000,000 shares of common stock. 3) The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 80,000,000 shares of Common Stock valued at $500,000. The contract is for a period of three years and will be amortized over a thirty-six month period.

Results of operations for the Three Months ended March 31, 2010 compared to Three Months ended March 31, 2009.

The Company had $58,393 in revenues from operations during the quarter ended March 31, 2010, and $34,072 in revenues during the comparable period ended March 31, 2009.  The price of natural gas for the fiscal quarter ended March 31, 2010 was below $4.00 per mcf .  Net loss from operations for the quarter ended March 31, 2010 was $(202,164) as compared to a net loss from operations of $(54,759) for the quarter ended March 31, 2009. The net loss during the quarter ended March 31, 2010 was reduced interest expense of $11,798 resulting in a net loss of $(213,967) for the period. The net loss for the quarter ended March 31, 2009 was $(66,557).

The Company rents space for file storage and furniture for $57 for the quarter ended March 31, 2010. The Company uses space rented by Director for meetings and to keep current records and pays $750 in rent per quarter.

As stated above, we will continue to operate the Company on an austere program of minimum overhead, while utilizing skills of its board members, independent contractors as administrative staff and individual independent contractors with expertise in business development, capital acquisition, corporate visibility, oil and gas development, geology and operations with the use of our common stock as incentives during the development of our business model. Further as opportunities for participation in profitable revenue producing projects come forward, we intend that consultants and advisors will be offered compensation from revenues or interests, direct participations, royalties or other incentives from the specific projects to which they contribute. While reducing the amount of variable costs, there is almost no way to reduce or offset our fixed expenses related to office expense, legal, accounting, transfer agent fees, Securities Act reporting, corporate governance, and shareholder communications. Our future expectation is that monthly operating expenses will remain as low as possible until new opportunities are initiated, of which there can be no assurance, in which event, the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business activities.

Liquidity and Capital Resources

The Company had a working capital deficit as of March 31, 2010 of $1,529,612. This compares to a working capital deficit of $1,326,700 as of December 31, 2009

The Company had a stockholder's deficit at March 31, 2010 of $1,218,702. This is compared to stockholder's deficit at December 31, 2009 of $1,004,735. The stockholder's deficit increased due the Company's operating loss.

The Company has net cash provided by operating activities for the three months ended March 31, 2010 of $7,202 as compared to net cash provided by operating activities of $1,193 for the three months ended March 31, 2009.

  The Company had no net cash used in investing activities for the three months ended March 31, 2010 and for the three months ended March 31, 2009.

The Company had no net cash provided by financing activities for the three months ended March 31, 2010 and for the three months ended March 31, 2009.

At March 31, 2010, the Company had no material commitments for capital expenditures.

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

Item 4 - Controls and Procedures

As of March 31, 2010 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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
Dated: March 4, 2011

By:	/s/ John Herzog, Interim CFO
John Herzog,
Interim Principal Financial and Accounting Officer
Dated: March 4, 2011