Form 10-Q
period 2010-06-30
ARETE INDUSTRIES INC
filed 2011-03-04
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  June 30, 2010
Or

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	June 30,
ASSETS	2009	2010
Current assets
Cash and cash equivalents	$16,764	$11,477
Prepaid expenses	-	763,194
Revenue receivable	21,693	14,514
Total current assets	38,457	789,185

Furniture and equipment, at cost net of accumulated
depreciation of $139,902(2009) and $162,011(2010)	321,965	299,855

	$360,422	$1,089,041

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$493,719	$616,363
Accrued expenses	145,754	231,081
Accrued payroll taxes	233,559	233,559
Advances and stock loans	-	975,000
Notes payable & advances related parties	492,125	492,125

Total current liabilities	1,365,157	2,548,128

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2009)
and 0 (2010) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2009)
and 0 (2010) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 493,155,754 (2009) and 493,155,754 (2010)	13,587,403	13,587,403
shares issued and outstanding
Accumulated deficit	(14,592,138)	(15,046,490)
Notes receivable from sale of stock	-

Total stockholders' deficit	(1,004,735)	(1,459,087)

	$360,422	$1,089,041

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended and six months,
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ending June 30,	Ending June 30,	Ending June 30,	Ending June 30,
	2009	2010	2009	2010
Revenues
Oil & gas revenue	$49,060	$42,088	$83,132	$100,481
Other income	-	-	-	-

Total revenues	49,060	42,088	83,132	100,481

Operating expenses
Oil & gas operating expenses	74,169	82,142	130,121	167,649
Depreciation	11,055	11,055	22,110	22,110
Rent	750	863	2,081	1,670
Other operating expenses	9,714	176,614	30,208	339,810

Total operating expenses	95,688	270,674	184,520	531,239

Net loss from operations	(46,628)	(228,586)	(101,388)	(430,758)

Other income (expense):
Interest income	-	-	-	1
Interest expense	(11,798)	(11,798)	(23,595)	(23,595)

Total other income (expense)	(11,798)	(11,798)	(23,595)	(23,594)

Net income (loss)	$(58,426)	$(240,384)	$(124,983)	$(454,352)

Basic and diluted loss per share	*	*	*	*

Weighted average common shares outstanding	493,000,000	493,000,000	493,000,000	493,000,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the six months ended June 30, 2010
(UNAUDITED)

	Common Stock Shares	Amount	Accumulated Deficit	Total

Balance at December 31, 2009	493,155,754	$13,587,403	$(14,592,138)	$(1,004,735)
Issuance of common stock to directors
and consultants for services	-	-		-
Net loss			(454,352)	(454,352)
Balance at June 30, 2010	493,155,754	$13,587,403	$(15,046,490)	$(1,459,087)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the six months ended, June 30,
(UNAUDITED)

	2009	2010

Cash flows from operating activities:
Net (loss) income	$(124,983)	$(454,352)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	22,110	22,110
Stock and options issued for services and
interest on notes	10,000	-
Changes in assets and liabilities:
Accounts receivable	(10,325)	7,179
Advances	30,000	-
Prepaid expenses	-	(763,195)
Accounts payable	40,084	122,644
Advances and stock loans	-	975,000
Accrued expenses	31,763	85,327
Total adjustments	123,632	449,065

Net cash provided (used) in operating activities	(1,351)	(5,287)

Cash flows from investing activities:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Reciept of advances - related parties	-	-
Payment of advances - related parties	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(1,351)	(5,287)
Cash and cash equivalents at beginning of period	23,904	16,764

Cash and cash equivalents at end of period	$22,553	$11,477

Supplemental disclosure of cash flow information:
	2009	2010
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the six months ended June 30, 2010 wages to officers and directors and fees to consultants of $0 were paid by the issuance of common stock
During the six months ended June 30, 2009 wages to officers and directors and fees to consultants of $10,000 were paid by the issuance of common stock

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1.           Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2009 and June 30, 2010, and the results of operations, stockholders’ deficit, and cash flows for the periods ended June 30, 2009 and June 30, 2010.

The Company purchased and is operating a gas pipeline in Wyoming. Aggression Sports, Inc. (inactive) has discontinued operations and is consolidated in the Company’s financial statements.

The Company has incurred significant losses and at June 30, 2010, the Company has a working capital deficit of $1, 758,943 and a stockholders' deficit of $1,459,087. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

2.     Delinquent amounts payable

As of June 30, 2010, the Company is delinquent on payments of various payroll taxes and penalties from the fiscal years prior to fiscal 2002. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At June 30, 2010, the remaining liabilities of this division were $0 in trade payables and $79,351 in unpaid payroll taxes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5.           Stock transactions

During the quarter ended June 30, 2010, the Company had no common stock issued for compensation or services.

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

The Company owes its directors for services for part of 2008, 2009, and 2010. They are accruing $58,000 in the first two quarters of 2010 to be paid in the future with 3,875,000 shares of Common Stock valued at $0.015 per share.

The Company has authorized shares of 500,000,000 shares of Common Stock and has issued 497,155,754 shares of Common Stock. They will have to increase their authorized common stock to meet the obligations described above by paying with Common Stock. The total of Common Stock obligated is 147,000,000 shares at June 30, 2010.

6.    Notes payable and advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

As of December 31, 2009 and June 2010, the Company owed the related parties are unsecured, due on demand, and working capital advances:

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

The Company has related party payables of accrued interest to the officers and directors above of $140,195 at June 30, 2010. In addition, the Company owes an entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of June 30, 2010 for expenses of $100,857 included in accounts payable and production to the operator of $452,807 also included in accounts payable. In addition, Donald W. Prosser advanced $23,532 at no interest as of June 30, 2010.

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

As of the end of the six months ended June 30, 2010, the Company had $1,089,041in total assets. This compares to total assets of $360,422 as of the fiscal year ended December 31, 2009. Total liabilities were $2,548,128 as of June 30, 2010 compared to $1,365,157 as of the fiscal year ended December 31, 2009. Accounts payable and accrued expenses at June 30, 2010 were $847,444 as compared to $639,473 at December 31, 2009. Advances and notes payable to related parties at June 30, 2010 were $492,125 as compared to $492,125 at December 31, 2009. During the six months ended June 30, 2010, total liabilities were increased by $1,182,971, with $207,971 due to operation of the pipeline and related costs and overhead costs, and $975,000 for payment of contracts for services.  Net (loss) was $(454,352), increasing the accumulated deficit as of June 30, 2010 to $15,046,490, as compared to an accumulated deficit as of December 31, 2009 of $14,592,138.

During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At June 30, 2010, the remaining liabilities of this subsidiary were $102,554 in unpaid payroll taxes. As of June 30, 2010, the consolidated entity owes $233,559 in unpaid payroll taxes of which $44,408 applies specifically to the parent company for periods through the fourth quarter of 2000.

During the quarters ended June 30, 2010, the Company continued to rely upon infusions of cash from loans and loans of stock by officers and directors. During the six months ended June 30, 2010 we entered into several contracts and agreements to be paid in the future or presently with common stock loaned for payment. The following are these transactions: 1) The Company had a director of the Company pay for consulting services related to the marketing of the Company, its financing and financial operations. The director paid the consultants 32,000,000 shares of his stock in exchange for the services valued at $ 230,000. One of the contracts is for a period of one year, the fiscal year 2010, amortized over that period. The second contract is for two years beginning January 1, 2010 and will be amortized over the two year period.  2) The Company owes a director for services related to the operations of the pipeline business and purchase of oil & gas property. The board of directors has agreed to pay the director on a three year contract beginning January 1, 2010 $245,000 to be paid in the form of 35,000,000 shares of common stock. 3) The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 80,000,000 shares of Common Stock valued at $500,000. The contract is for a period of three years and will be amortized over a thirty-six month period.

Results of operations for the Six Months ended June 30, 2010 Compared to Six Months ended June 30, 2009.

The Company had $100,481 in revenues from operations during the six months ended June 30, 2010, and $83,132 in revenues during the comparable period ended June 30, 2009. The price of natural gas for the six months ended June 30, 2010 was below $4.00 per mcf .  Net loss from operations for the six months ended June 30, 2010 was $(430,758) as compared to a net loss from operations of $(101,388) for the six months ended June 30, 2009. The net loss of $(124,983) during the six months ended June 30, 2010 included interest expense of $23,595. The net loss for the six months ended June 30, 2009 was $(124,983) included interest expense of $23,595.

Results of operations for the Three Months ended June 30, 2010 Compared to Three Months ended June 30, 2009.

The Company had $42,088 in revenues from operations during the quarter ended June 30, 2010, and $49,060 in revenues during the comparable period ended June 30, 2009. The price of natural gas for the three months ended June 30, 2010 was below $4.00 per mmcf.  Net loss from operations for the quarter ended June 30, 2010 was $(228,586) as compared to a net loss from operations of $(46,628) for the quarter ended June 30, 2009. The net loss of $(240,384) during the quarter ended June 30, 2010 includes interest expense of $11,798. The net loss for the quarter ended June 30, 2009 was $(58,426) and includes interest expense of $11,798.

The Company rents space for file storage and furniture for $170 for the six months ended June 30, 2010. The Company uses space rented by Director for meetings and to keep current records and pays $750 per quarter or $1,500 for the six months ended June 30, 2010.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of June 30, 2010 of $1,758,943. This compares to a working capital deficit of $1,326,700 as of December 31, 2009.

The Company had a stockholder's deficit at June 30, 2010 of $1,459,087. This is compared to stockholder's deficit at December 31, 2009 of $1,004,735. The stockholder's deficit increased due the Company's operating loss.

The Company has net cash (used) by operating activities for the six months ended June 30, 2010 of $(5,287) as compared to net cash (used) by operating activities of $(1,351) for the six months ended June 30, 2009.

The Company had no net cash used in investing activities for the six months ended June 30, 2010 and for the six months ended June 30, 2009.

The Company had no net cash provided by financing activities for the six months ended June 30, 2010 and for the six months ended June 30, 2009.

At June 30, 2010, the Company had no material commitments for capital expenditures.

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

Item 4 - Controls and Procedures

As of June 30, 2010, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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