Form 10-Q
period 2010-09-30
ARETE INDUSTRIES INC
filed 2011-03-04
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ] Yes  [X] No

Large Accelerated Filer []	Accelerated Filer []	Non-Accelerated Filer [] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

As of March 2, 2011, Registrant had 497,155,754 shares of common stock issued and outstanding.

Table of Contents

Part 1 - Financial Information

Item 1 - Financial Statements (Unaudited)	3

Item 2 - Management’s Discussion and Analysis and Results of Operations	10

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	13

Item 4 - Controls and Procedures	13

Part 2 - Other Information

Item 1 - Legal Proceedings	14

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds	14

Item 3 - Defaults upon Senior Securities	14

Item 4 - Submission of Matters to a Vote of Security Holders	13

Item 5 - Other Information	14

Item 6 - Exhibits	15

Part 1 - Financial Information

Item 1 - Financial Statements (Unaudited)

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	September 30,
ASSETS	2009	2010
Current assets
Cash and cash equivalents	$16,764	$3,732
Prepaid expenses	-	643,403
Revenue receivable	21,693	10,777
Total current assets	38,457	657,912

Furniture and equipment, at cost net of accumulated
depreciation of $139,902(2009) and $173,076(2010)	321,965	288,791

	$360,422	$946,702

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$493,719	$671,449
Accrued expenses	145,754	266,843
Accrued payroll taxes	233,559	233,559
Advances and stock loans	-	975,000
Notes payable & advances related parties	492,125	492,125

Total current liabilities	1,365,157	2,638,977

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2009)
and 0 (2010) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2009)
and 0 (2010) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 493,155,754 (2009) and 493,155,754 (2010)	13,587,403	13,611,903
shares issued and outstanding
Accumulated deficit	(14,592,138)	(15,304,178)
Notes receivable from sale of stock	-

Total stockholders' deficit	(1,004,735)	(1,692,275)

	$360,422	$946,702

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended and nine months,
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ending September 30,	Ending September 30,	Ending September 30,	Ending September 30,
	2009	2010	2009	2010
Revenues
Oil & gas revenue	$44,441	$34,606	$127,573	$135,086
Other income	-	-	-	-

Total revenues	44,441	34,606	127,573	135,086

Operating expenses
Oil & gas operating expenses	70,598	79,629	200,719	247,278
Depreciation	11,055	11,065	33,165	33,174
Rent	750	1,009	2,831	2,679
Other operating expenses	9,391	188,793	39,599	528,602

Total operating expenses	91,794	280,496	276,314	811,733

Net loss from operations	(47,353)	(245,890)	(148,741)	(676,647)

Other income (expense):
Interest expense	(11,798)	(11,798)	(35,393)	(35,393)
Interest income	-	-	-	1

Total other income (expense)	(11,798)	(11,798)	(35,393)	(35,392)

Net income (loss)	$(59,151)	$(257,688)	$(184,134)	$(712,040)

Basic and diluted loss per share	*	*	*	*

Weighted average common shares outstanding	493,000,000	495,000,000	493,000,000	494,000,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the nine months ended September 30, 2010
(UNAUDITED)

	Common Stock Shares	Amount	Accumulated Deficit	Total

Balance at December 31, 2009	493,155,754	$13,587,403	$(14,592,138)	$(1,004,735)
Issuance of common stock to directors
and consultants for services	4,000,000	24,500		24,500
Net loss			(712,040)	(712,040)
Balance at September 30, 2010	497,155,754	$13,611,903	$(15,304,178)	$(1,692,275)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the nine months ended, September 30,
(UNAUDITED)

	2009	2010

Cash flows from operating activities:
Net (loss) income	$(184,134)	$(712,040)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	33,164	33,174
Stock and options issued for services and
interest on notes	10,000	24,500
Changes in assets and liabilities:
Accounts receivable	(9,017)	10,916
Advances	30,000	-
Prepaid expenses	(8,545)	(643,401)
Accounts payable	60,850	177,730
Advances and stock loans	-	975,000
Accrued expenses	47,644	121,089
Total adjustments	164,096	699,008

Net cash provided in operating activities	(20,038)	(13,032)

Cash flows from investing activities:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Reciept of advances - related parties	-	-
Payment of advances - related parties	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(20,038)	(13,032)
Cash and cash equivalents at beginning of period	23,904	16,764

Cash and cash equivalents at end of period	$3,866	$3,732

Supplemental disclosure of cash flow information:
	2009	2010
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the nine months ended September 30, 2010 wages to officers and directors and fees to consultants of $24,500 were paid by the issuance of common stock
During the nine months ended September 30, 2009 wages to officers and directors and fees to consultants of $10,000 were paid by the issuance of common stock

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

1.     Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2009 and September 30, 2010, and the results of operations, stockholders’ deficit, and cash flows for the periods ended September 30, 2009 and September 30, 2010.

The Company purchased and is operating a gas pipeline in Wyoming. Aggression Sports, Inc. (inactive) has discontinued operations and is consolidated in the Company’s financial statements.

The Company has incurred significant losses and at September 30, 2010, the Company has a working capital deficit of $1, 981,065 and a stockholders' deficit of $1, 692,275. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

2.     Delinquent amounts payable

As of September 30, 2010, the Company is delinquent on payments of various payroll taxes and penalties from the fiscal years prior to fiscal 2002. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At September 30, 2010, the remaining liabilities of this division were $79,351 in unpaid payroll taxes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

5.           Stock transactions

During the nine months ended September 30, 2010, the Company issued a total of 4,000,000 common shares for compensation of consultants, valued at an aggregate of $24,500.

During the three months ended September 30, 2010, the Company issued a total of 4,000,000 common shares for compensation of officers, directors and consultants, valued at an aggregate of $24,500.

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

The Company owes its directors for services for part of 2008, 2009, and 2010. They are accruing $78,000 in the first three quarters of 2010 to be paid in the future with 5,693,181 shares of Common Stock valued at $0.0137 per share.

The Company has authorized shares of 500,000,000 shares of Common Stock and has issued 497,155,754 shares of Common Stock. They will have to increase their authorized common stock to meet the obligations described above by paying with Common Stock. The total of Common Stock obligated is 152,693,181 shares at September 30, 2010.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

6.           Notes payable and advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

As of December 31, 2009 and September 30, 2010, the Company owed the related parties are unsecured, due on demand, and working capital advances:

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

The Company has related party payables of accrued interest to the officers and directors above of $151,993 at September 30, 2010. In addition, the Company owes an entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of September 30, 2010 for expenses of $103,498 included in accounts payable and production to the operator of $495,473 also included in accounts payable. In addition, Donald W. Prosser advanced $33,312 at no interest as of September 30, 2010.

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

As of the end of the nine months ended September 30, 2010, the Company had $946,702 in total assets. This compares to total assets of $360,422 as of the fiscal year ended December 31, 2009. Total liabilities were $2,638,977 as of September 30, 2010 compared to $1,365,157 as of the fiscal year ended December 31, 2009. Accounts payable and accrued expenses at September 30, 2010 were $938,292 as compared to $639,473 at December 31, 2009. Advances and notes payable to related parties at September 30, 2010 were $492,125 as compared to $492,125 at December 31, 2009. During the nine months ended September 30, 2009, total liabilities were increased by $1,273,820, with $298,820 due to operation of the pipeline and related costs and overhead costs, and $975,000 for payment of contracts for services.  Net (loss) was $(712,040), increasing the accumulated deficit as of September 30, 2009 to $15,304,178, as compared to an accumulated deficit as of December 31, 2009 of $14,592,138.

During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At September 30, 2010, the remaining liabilities of this subsidiary were $102,554 in unpaid payroll taxes. As of September 30, 2010, the consolidated entity owes $233,559 in unpaid payroll taxes of which $44,408 applies specifically to the parent company for periods through the fourth quarter of 2000.

During the nine months ended September 30, 2009, the Company continued to rely upon infusions of cash from loans and loans of stock by officers and directors. During the nine months ended September 30, 2010, the Company paid $24,500 in compensation to consultants and professionals with 4,000,000 shares of common stock. During the nine months ended September 30, 2010 we entered into several contracts and agreements to be paid in the future or presently with common stock loaned for payment. The following are these transactions: 1) The Company had a director of the Company pay for consulting services related to the marketing of the Company, its financing and financial operations. The director paid the consultants 32,000,000 shares of his stock in exchange for the services valued at $ 230,000. One of the contracts is for a period of one year, the fiscal year 2010, amortized over that period. The second contract is for two years beginning January 1, 2010 and will be amortized over the two year period.  2) The Company owes a director for services related to the operations of the pipeline business and purchase of oil & gas property. The board of directors has agreed to pay the director on a three year contract beginning January 1, 2010 $245,000 to be paid in the form of 35,000,000 shares of common stock. 3) The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 80,000,000 shares of Common Stock valued at $500,000. The contract is for a period of three years and will be amortized over a thirty-six month period.

Results of operations for the Nine Months ended September 30, 2010 Compared to Nine Months ended September 30, 2009.

The Company had $135,086 in revenues from operations during the nine months ended September 30, 2010, and had $127,573 in revenues during the comparable period ended September 30, 2009. The price of natural gas for the nine months ended September 30, 2010 was below $4.00 per mmcf . Net loss from operations for the nine months ended September 30, 2010 was $(676,647) as compared to a net loss from operations of $(148,741) for the nine months ended September 30, 2009. The net loss for the quarter ended September 30, 2010 was $(712,040) which includes $35,393 in interest expense. The net loss during the nine months ended September 30, 2009 was reduced by $34,421 of interest expense, resulting in net loss of $(184,134) for the period.

Results of operations for the Three Months ended September 30, 2010 Compared to Three Months ended September 30, 2010.

The Company had $34,606 in revenues from operations during the quarter ended September 30, 2010, and had $44,441 in revenues during the comparable period ended September 30, 2008. The price of natural gas for the three months ended September 30, 2010 was below $4.00 per mmcf.  Net loss from operations for the quarter ended September 30, 2010 was $(245,890) as compared to a net loss from operations of $(47,353) for the quarter ended September 30, 2009. The net loss during the quarter ended September 30, 2010 was $(257,688) for the period. The net loss for the quarter ended September 30, 2009 was $(59,151).

The Company rents space for file storage and furniture for $430 for the nine months ended September 30, 2010. The Company uses space rented by Director for meetings and to keep current records and pays $750 per quarter or $2,250 for the nine months ended September 30, 2010.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of September 30, 2010 of $1,981,065. This compares to a working capital deficit of $1,326,700 as of December 31, 2009. During the nine months ended September 30, 2010 an aggregate of 4,000,000 shares of common stock were issued for aggregate consideration of $24,500 (for an average of $0.006 per share).

The Company had a stockholder's deficit at September 30, 2010 of $1,692,275. This is compared to stockholder's deficit at December 31, 2009 of $1,004,735. The stockholder's deficit increased due the Company's operating loss and increased by the payment of services with the issuance of stock.

The Company has net cash (used) by operating activities for the nine months ended September 30, 2010 of $(13,032) as compared to net cash (used) by operating activities of $(20,038) for the nine months ended September 30, 2009.

  The Company had no net cash used in investing activities for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009.

The Company had no net cash provided by financing activities for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009.

At September 30, 2010, the Company had no material commitments for capital expenditures.

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

Item 4 - Controls and Procedures

As of September 30, 2010 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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