Form 10-K
period 2010-12-31
ARETE INDUSTRIES INC
filed 2011-03-30
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item  405 of Regulation S-K is not contained herein, and will not be contained,  to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes []  No []

On March 24, 2011 the aggregate market value of the 332,453,054 common stock held by non-affiliates of the Registrant was approximately $13,963,028.

On March 24, 2011 the Registrant had 497,155,754 shares of common stock outstanding.

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

We are a publicly traded company trading on the OTC Markets OTC-QB under the symbol: ARET. The Company has been publicly traded since 1987, and has over 4,000 shareholders.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our Internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Mr. Charles Gamber is President, John R. Herzog is interim CFO, Mr. William Stewart is Secretary, and Mr. Donald W. Prosser continued his responsibilities as a Director and Chairman. Mr. Charles B. Davis joined the board because of his oil & gas background and great experience in the business. We are in the process of expanding the number of board members to at least seven.

Mr. Charles Gamber is President, John R. Herzog is interim CFO, Mr. William Stewart is Secretary, and Mr. Donald W. Prosser continued his responsibilities as a Director and Chairman. Mr. Charles B. Davis joined the board because of his oil & gas background and great experience in the business.

The Company was involved in many different business opportunities up to and until 2005, when the Board of Directors confirmed a new company focus on actively pursuing oil and gas acquisitions, including cash flow generating assets and pipelines. On September 12, 2006, we closed on an acquisition agreement with PBR Energy Inc. for a gas gathering pipeline for $330,000. Henceforth, the Company will focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential. We have spent the last quarter of fiscal 2008 negotiating and performing due diligence on a potential acquisition of oil and gas properties in Wyoming, Kansas, Colorado, and Montana. These properties have both operating leases and development opportunities. We completed the deal in early 2009 but have not been able to secure the financing.

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

Major Customers

We sold 98.5% of our gas production on a spot sale basis to United Energy Trading, Inc. and 1.5%  to Bear Paw Energy, Inc. during the year ended December 31, 2010.

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

Employees

As of December 31st 2010, the company had no employees

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

We do not have a chief executive officer. During the first quarter the Company will address the hiring of a chief executive officer who is familiar with the public capital markets and oil & gas chief operating officer. They will plan the hire upon acquisition of additional oil & gas properties. The Company will use consultants and several of its directors for evaluation of the oil & gas acquisitions and financings. The lack of experience could have a material adverse effect on our business.

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

At December 31, 2010, our executive officers, Directors and principal stockholders beneficially own approximately 29.57% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of Directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with interests different from those of our officers, Directors and principal stockholders.

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

(b)
	HIGH BID	LOW BID

Year Ended December 31, 2010:
First Quarter	$.0220	$.0060
Second Quarter	.0165	.0085
Third Quarter	.0150	.0080
Four Quarter	.0230	.0090

Year Ended December 31, 2009:
First Quarter	$.0060	$.0015
Second Quarter	.0390	.0030
Third Quarter	.0220	.0050
Four Quarter	.0080	.0023

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

 Holders

As of December 31, 2010, the approximate number of holders of record of shares of our Common Stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders

Common Stock, $.001 par value	5,007

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the twelve month period ended December 31, 2010.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Arête Industries, Inc. and its subsidiary Aggression Sports, Inc. (inactive).  All the significant inter-company balances and transactions are eliminated in the consolidation. The Company is reporting its consolidated operations under the guidance of ASC 810 for consolidated companies.

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

Effective January 1, 2006, we implemented the provisions of ASC 718 “Share-Based Payment,” requiring us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in ASC 718. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

Results of Operations

Key selected financial and operating data for the years ended December 31, 2009 and 2010 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements.

The Company had $167,625 revenues for fiscal year ended December 31, 2010 and $182,245 revenues from operations for the fiscal year ended December 31, 2009. The decrease in revenue was due to low natural gas prices. The costs of the pipeline operations, mainly the compressor rental of $17,000 plus per month, we decided to evaluate the costs and our ability to operate the pipeline, so we shut-in the wells connected to our pipeline in mid December 2008 until mid February 2009 so we could retool and review costs.  We ordered new compressors from a different vendor which decreased the monthly costs to $9,100 per month. The related costs of operations also decreased due to the more efficient operations of the new compressors. We were able to restart our pipeline operations in February 2009 with an average production of 700,000 mmcf per day for the year 2009. With natural gas prices below $4.00 mmcf based on our production level we can only expect approximately $15,000 a month in gross production until we see higher natural gas prices.  In addition, due to higher costs and the price of natural gas, we are reviewing the wells related to the pipeline to see if they have more zones of production. There are deep natural wells related to the potential acquisition that could be hooked to the pipeline and would increase our production related to the pipeline. We are only using approximately two percent of the available capacity of the pipeline.

The following is a summary of the pipeline costs for the year-ended December 31, 2010 versus the year ended December 31, 2009.

	December 31
	2009	2010

Cost of Production	$92,910	$104,607
Transportation	34,462	25,497
Testing	794	137
Pumper	30,000	43,300
Utilities	3,113	3,090
Repairs	16,696	3,012
Compressors	76,132	131,492
Truck and moving expense	18,503	--
Property Taxes	7,335	6,856
Land Rent	9,600	9,600
Total	$289,796	$327,591

The other operating expenses for the year ended December 31, 2010 was $719,555 versus $81,629 for the year ended December 31, 2009. The increase of $637,926, includes $172,500 spent during fiscal 2010 for due diligence and review of the proposed acquisition of the oil and gas properties in Wyoming, Kansas, Colorado, and Montana. We also had $598,760 costs for consultants, financing, audits, director fees, and reserve studies that includes $6,674 in legal fees for the year ended December 31, 2010 versus none of the same costs, except $32,492 for legal expense for the year ended December 31, 2009.

Net loss from operations for the fiscal year ended December 31, 2010 was $927,307 as compared to a net loss from operations of $237,283for the fiscal year ended December 31, 2009. The increase in loss from operations of $609,024 includes the items discussed above relating to the pipeline, other operating costs, and acquisition due diligence.

Net loss for the fiscal year ended December 31, 2010 was $852,612 which includes $47,191 interest expense, income from extinguishment of debt income and interest income of $121,883 as compared to a net loss of $284,474 for the fiscal year ended December 31, 2009, which includes $47,191 interest expense.

As stated above, we had continued to operate the Company on an austere program of minimum overhead until mid fiscal 2010 when we were able to fund the due diligence, and complete the review of the acquisition on the oil and gas properties that we have contracted to purchase. We were able to complete the task of filing all needed SEC filings to make the Company current including the audits of all years, completion of business plan and pro forma numbers on the proposed acquisition. The completion of a plan of financing and the hiring of a management team to operate the business at a level needed for the proposed oil and gas operations. Members of the board of directors have provided the cash needed. Further as opportunities for participation in profitable revenue producing projects come forward, we intend that consultants and advisors will be offered compensation from revenues or interests, direct participations, royalties or other incentives from the specific projects to which they contribute. While increasing the amount of variable costs, we have to continue our fixed expenses related to office expense, legal, accounting, transfer agent fees, Securities Act reporting, corporate governance, and shareholder communications. Our future expectation is that monthly operating expenses will remain as low as possible until the acquisition is completed.  The execution of our business plan the operating costs of the Company will increase relative to the need for administrative and executive staff and overhead to provide support for these new business activities.

Liquidity and Capital Resources

The Company had a working capital deficit as of December 31, 2010 of $2,110,583. This compares to a working capital deficit of $1,326,700 in the fiscal year ended December 31, 2009. During the 12-month period ended December 31, 2010 an aggregate of 4,000,000 shares of common stock were issued for aggregate consideration of $24,500 (avg. $0.006125 per share). This compares to the 12-month period ended December 31, 2009 in which an aggregate of 2,000,000 shares of common stock were issued for aggregate consideration of $10,000 (avg. $0.005 per share).

The Company had a stockholder's deficit at December 31, 2010 of $1,832,847. This is compared to stockholder's deficit at December 31, 2009 of $1,004,735. The stockholder's deficit increased due to the Company's net operating loss offset by an increase in payments for services with common stock.

The Company has net cash (used) for operating activities for the year ended December 31, 2010 of $(213,124) as compared to net cash (used) by operating activities of $(7,140) for the year ended December 31, 2010.

The Company had no net cash (used) in investing activities for the year ended December 31, 2010 as compared to no net cash (used) in investment activities for the year ended December 31, 2009.

The Company had net cash provided by financing activities of $212,350 that includes an advance of $215,000 from a related party and payment of $(2,650) to a related party for the year ended December 31, 2010 as compared to no net cash provided by financing activities for the year ended December 31, 2009.

At December 31, 2010, the Company had no material commitments for capital expenditures.

Management believes that the Company will continue to experience significant difficulty raising significant additional equity capital or attracting viable acquisition candidates until these matters have been resolved and the Company has completed a plan on its outstanding debt.  A substantial amount of our debt is owed to officers and directors and their related entities. The current plan is to convert as much of its debt to equity. Several of the directors have agreed to convert $500,000 of their debt at $0.08 per share in the second quarter 2011. In addition, we are planning a private raise of capital as part of our capital plan and there is no guarantee that we will be successful.

We rely on infusions of cash for operations from officers and directors, from deferral of salary and from services rendered for stock compensation, and from proceeds from sale of stock. We believe that our success depends upon our ability to generate revenue from oil and gas projects in the form of management fees and equity participation in revenue streams from projects it is currently pursuing and future projects developed from our business development activities introduced by its officers, directors and consultants.

We may continue to be required to issue further stock to pay executives, consultants and other employees, which may have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital will most likely impair the ability of the Company to meet its obligations in the near-term.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Long-term Debt	$1,679,475	$687,350	$992,125	$-	$-
Capital Leases	$-	$-	$-	$-	$-
Operating Leases	$18,150	$9,600	$3,450	$1,200	$3,900

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

In December 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810) —Improvements to Financial Reporting by Enterprises Involved with VariableInterest Entities. This update amends Topic 810 and is a result of SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. This standard did not have a significant impact on the Consolidated Financial Statements when it was adopted on January 1, 2010. Management has reviewed and continues to monitor the pronouncements of the various financial and regulatory agencies and is currently not aware of any other pronouncements that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements andDisclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements. The key amendments include: (a) a requirement to disclose transfer in and out of Level 1 and 2; (b) activity in Level 3 should show information about purchases, sales, settlements, etc. on a gross basis rather than as net basis; and (c) additional disclosures about inputs and valuation techniques. The new disclosure requirements are effective for periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc. which is effective for periods beginning after December 15, 2010. The Company adopted this update on January 1, 2010, and it did not have a significant impact on the Consolidated Financial Statements.
In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) —Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (previously Statement of Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51) and clarifies that the de-recognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity; (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, and it did not have a significant impact on the Consolidated Financial Statements.
In September 2010, the SEC issued Release 33-9142 which amended the SEC’s rules and forms to remove the requirement for issuers that are neither accelerated filers nor large accelerated filers to obtain an auditor attestation report on internal control over financial reporting.  Therefore, smaller reporting companies will not need their auditors to test internal controls; however, management will still need to do its assessment for the year ended December 31, 2010.  We did not obtain an opinion on the Company’s internal controls over financial reporting for the year ended December 31, 2010 due to this change in the requirement.

ITEM 8. FINANCIAL STATEMENTS

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2010

WITH
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Arête Industries, Inc.
Westminster, Colorado

I have audited the accompanying consolidated balance sheets of Arête Industries, Inc. and Subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arête Industries, Inc. and Subsidiaries at December 31, 2009 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2011                                                                                            /s/ Ronald R. Chadwick, P.C.
Aurora, Colorado                                                                                            RONALD R. CHADWICK, P.C.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2009	2010
Current assets
Cash and cash equivalents	$16,764	$15,990
Revenue receivable	21,693	12,625
Prepaid expenses	-	523,611
Total current assets	38,457	552,226

Furniture and equipment, at cost, net of accumulated
depreciation of $139,902(2009) and $173,076(2010)	321,965	277,736

	$360,422	$829,962

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$493,719	$604,271
Accrued expenses	145,754	267,373
Accrued payroll taxes	233,559	111,690
Contracts payable	-	975,000
Notes payable & advances from related parties	492,125	704,475

Total current liabilities	1,365,157	2,662,809

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2009)
and 0 (2010) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2009)
and 0 (2010) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 493,155,754 (2009) and 497,155,754 (2010)
shares issued and outstanding	13,587,403	13,611,903
Accumulated deficit	(14,592,138)	(15,444,750)

Total stockholders' deficit	(1,004,735)	(1,832,847)

	$360,422	$829,962

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended

	December 31,
	2009	2010
Revenues
Oil & gas revenue	$182,245	$167,625
Other income	-	-

Total revenues	182,245	167,625

Operating expenses
Oil & gas operating expenses	289,796	327,591
Depreciation	44,219	44,229
Rent	3,884	3,554
Other operating expenses	81,629	719,555

Total operating expenses	419,528	1,094,929

Net loss from operations	(237,283)	(927,304)

Other income (expense):
Extinguishment of debt	-	121,870
Interest income	-	13
Interest expense	(47,191)	(47,191)

Total other income (expense)	(47,191)	74,692

Net income (loss)	$(284,474)	$(852,612)

Basic and diluted loss per share	*	*

Weighted average common shares outstanding	493,000,000	495,000,000

* Less than $.01 per share

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
For the years ended December 31, 2009 and 2010

	Common Stock Shares	Amount	Accumulated Deficit	Notes Receivable from Sale of Stock	Total
Balance at December 31, 2008	491,155,754	$13,577,403	$(14,307,664)	$(2,339)	$(732,600)

Issuance of common stock to directors
and consultants for services	2,000,000	10,000			10,000

Reduction of stock receivable				2,339	2,339

Net loss			(284,474)		(284,474)

Balance at December 31, 2009	493,155,754	$13,587,403	$(14,592,138)	$-	$(1,004,735)

Issuance of common stock to directors
and consultants for services	4,000,000	24,500			24,500

Net loss			(852,612)	-	(852,612)

Balance at December 31, 2010	497,155,754	$13,611,903	$(15,444,750)	$-	$(1,832,847)

See accompanying notes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended

	December 31,
	2009	2010

Cash flows from operating activities:
Net (loss) income	$(284,474)	$(852,612)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	44,219	44,229
Stock and options issued for services and
interest on notes	10,000	24,500
Non cash compensation for services	-	549,389
Gain on reduction of notes receivables on sale of stock	2,339	-
Gain on debt relief	-	(121,869)
Changes in assets and liabilities:
Accounts receivable	(16,542)	9,068
Advances	30,000	-
Accounts payable	150,631	110,552
Accrued expenses	56,687	23,619
Total adjustments	277,334	639,488

Net cash provided (used) in operating activities	(7,140)	(213,124)

Cash flows from investing activities:

Net cash used in investing activities	-	-

Cash flows from financing activities:
Payments on notes payable & advances related parties	-	(2,650)
Notes payable & advances related parties	-	215,000
Net cash provided by financing activities	-	212,350

Net increase (decrease) in cash and cash equivalents	(7,140)	(774)
Cash and cash equivalents at beginning of period	23,904	16,764

Cash and cash equivalents at end of period	$16,764	$15,990

Supplemental disclosure of cash flow information:
	2009	2010
Interest paid during the period	$4,500	$10,848
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the year ended December 31, 2010 wages to officers and directors and fees to consultants of $24,500 were paid by the issuance of common stock
During the year ended December 31, 2010 had non-cash expenses for contracts with consultants and contracts of $972,350 of which $ 448,739 were expensed leaving $523,611 in prepaid expenses
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
December 31, 2009 and 2010

1.      Summary of significant accounting policies

Nature of business:

Arête Industries, Inc. (Arête), formerly Travis Industries, Inc., a Colorado corporation was incorporated on July 21, 1987.  The Arête subsidiary, Aggression Sports, Inc. (Aggression Sports) was an outdoors sports product company which became a consolidated subsidiary through Arête’s increased investment, effective October 1, 2001 and abandoned in 2003. Arête is now operating a natural gas pipeline in Wyoming and in the process of acquiring oil and gas properties.

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

Basis of presentation:

The Company follows accounting principles generally accepted in the United States of America.  Certain prior period amounts have been reclassified to conform to the December 31, 2010 presentation. The financial statements have been prepared on the basis of the Company having discontinued several unsuccessful ventures including cessation of operations of its subsidiary, Aggression Sports, Inc., having discontinued operations as a business development company focused on developing certain bond and other funding vehicles for growth stage companies, and having embarked on an entirely new business of developing opportunities in the traditional energy sectors. The Company has incurred significant losses and at December 31, 2010, the Company has a working capital deficit of $2,110,583 and a stockholders’ deficit of $1,832,847.  In addition, the Company is delinquent on payment of payroll taxes, for the periods for fiscal year 2000 and prior.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations.  The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock to support operations.

New Accounting Pronouncements:

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
December 31, 2009 and 2010

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
December 31, 2009 and 2010

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

In December 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810) —Improvements to Financial Reporting by Enterprises Involved with VariableInterest Entities. This update amends Topic 810 and is a result of SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. This standard did not have a significant impact on the Consolidated Financial Statements when it was adopted on January 1, 2010. Management has reviewed and continues to monitor the pronouncements of the various financial and regulatory agencies and is currently not aware of any other pronouncements that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements andDisclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements. The key amendments include: (a) a requirement to disclose transfer in and out of Level 1 and 2; (b) activity in Level 3 should show information about purchases, sales, settlements, etc. on a gross basis rather than as net basis; and (c) additional disclosures about inputs and valuation techniques. The new disclosure requirements are effective for periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc. which is effective for periods beginning after December 15, 2010. The Company adopted this update on January 1, 2010, and it did not have a significant impact on the Consolidated Financial Statements.
In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) —Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (previously Statement of Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51) and clarifies that the de-recognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity; (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, and it did not have a significant impact on the Consolidated Financial Statements.

In September 2010, the SEC issued Release 33-9142 which amended the SEC’s rules and forms to remove the requirement for issuers that are neither accelerated filers nor large accelerated filers to obtain an auditor attestation report on internal control over financial reporting.  Therefore, smaller reporting companies will not need their auditors to test internal controls; however, management will still need to do its assessment for the year ended December 31, 2010.  We did not obtain an opinion on the Company’s internal controls over financial reporting for the year ended December 31, 2010 due to this change in the requirement.

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
December 31, 2009 and 2010

Depreciation:

Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful life of three to ten years using the straight-line and accelerated methods.

Revenue recognition:

The Company recognizes revenue as the gas is transported and sold.

Advertising costs:

The Company expenses the costs of advertising as incurred.  Advertising costs amount to $0 and $0 for the years ended December 31, 2009 and 2010 respectively.

Income taxes:

The Company accounts for income taxes under ASC 740. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carry forwards and start-up costs capitalized for tax purposes.

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

2.      Delinquent amounts payable

As of December 31, 2009 and 2010, the Company is delinquent on payments of various amounts to creditors of its subsidiary company that includes payroll taxes, penalty and interest. Failure to pay these liabilities could result in liens being filed on the Company’s assets and may result in assets being attached by creditors resulting in the Company’s inability to continue operations.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2010

3.       Advances Payable

Advances payable – related parties:

As of December 31, 2009 and 2010, the Company owed the related parties for unsecured, due on demand and working capital advances:

	December 31,
	2009	2010
Advances – Donald Prosser (2)	$220,000	220,000
Advances – Donald Prosser (3)	4,290	4,290
Advances – Donald Prosser (1)	--	215,000
Advances – Charles Gamber (3)	4,966	4,966
Advances – William Stewart (3)	20,219	20,219
Advances – William Stewart (2)	75,000	75,000
Advances – Charles Davis (2)	125,000	125,000
Advances – John Herzog (3)	2,650	--
Advances – Charles Davis (2)	40,000	40,000

Balances	492,125	$704,475
_______________

(1) Donald W. Prosser pledged 21,500,000 shares of his Common stock to individuals in exchange for a loan of $215,000 with no interest due in May 2011. The advance was used as working capital.
(2) $460,000 of the advances bear interest at 9.6% per annum.
(3) $29,475 of the advances bear interest at 8.0% per annum.

The Company has related party payables of accrued interest to the officers and directors above of $ 152,943 at December 31, 2010. In addition, the Company owes an entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of December 31, 2010 for expenses of $104,218 included in accounts payable and production to the operator of $460,799 also included in accounts payable.  Donald W. Prosser advanced $1,788 at no interest and Charles Davis advanced $13,300 at no interest. The Company accrued $98,000 for directors fees (see note 4).

4.   Contracts Payable

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

The Company owes a director for services related to the operations of the pipeline business and purchase of oil & gas property. The board of directors has agreed to pay the director on a three year contract beginning January 1, 2010 $245,000 to be paid in the form of 35,000,000 shares of common stock.  The expense will be amortized over the life of the contract at $30,625 per quarter and the unused balance being carried as prepaid expenses.  The contract will be paid in  shares of common stock when the Company has shares available to pay the contract and will be adjusted in the event of stock reverse on a prorate basis..

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2010

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

The Company owes its directors for services for part of 2008, 2009, and 2010. They are accruing $98,000 during fiscal 2010 to be paid in the future with 6,602,273 shares of Common Stock valued at $0.0148 per share

5.      Preferred stock

The Company has designated Class A Convertible Preferred Stock and 1,000,000 shares authorized for issuance. The Class A preferred stock has a cumulative dividend at prime rate and is redeemable for cash at the rate of $10 per share plus accrued but unpaid dividends at the option of the Company. Each of the Class A preferred shares is convertible at any time after thirty days from issuance at face value and convertible into an equal amount of common stock at 100% of the average weekly closing bid price of the common stock. The Class A shares have certain voting rights and other rights and preferences as specified in the amended articles of incorporation of the Company. The Company intends to use Class A preferred stock for special funding situations and possibly as consideration for unpaid officers’ compensation.  On November 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock is limited to 30,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share.  As of December 31, 2010, all previously issued shares of this Series 1 have been converted to Common Stock and retired. On December 19, 2001, the board of directors designated a new series of Class A Preferred Stock as the Series 2 Convertible Preferred Stock. The Series 2 Convertible Preferred Stock is limited to 25,000 shares with a face value of $10 per share. The redemption price and liquidation preference for each share is $10 per share.  As of December 31, 2010, all previously issued shares of this Series 2 have been converted to Common Stock and retired.  The Company has no present intention to re-issue any shares of its Preferred Stock.

6.      Common stock

Stock issuances:

During the years ended December 31, 2009 and 2010, 2,000,000 and 4,000,000 shares of the Company’s common stock, respectively, were issued to officers and directors for services.  Of the total common shares issued in fiscal year ended December 31, 2009, 2,000,000 shares of common stock were issued to consultants and for fees. Of the total common shares issued in fiscal year ended December 31, 2010, 3,500,000 shares of common stock were issued to consultants and for fees.

The Company has authorized shares of 500,000,000 shares of Common Stock and has issued 497,155,754 shares of Common Stock. They will have to increase their authorized common stock to meet the obligations described above by paying with Common Stock. The total of Common Stock obligated is 153,597,273 shares at December 31, 2010.

Stock options:

Stock Option Plans

The Company has established the Omnibus Stock Option and Compensation Plans for employees, directors and consultants or other advisors. The Company has reserved a maximum of 40,000,000 and 50,000,000 common shares under the 2003 and 2004 Plans, respectively, including 10,000,000 special incentive common stock purchase rights to officers, directors, employees and consultants.  Additionally, the 2004 Plan replaced a total of 8,500,000 stock options granted under the Company’s 2002 and 2003 Plans into the 2004 Plan.  The purchase price of each share of stock under the stock option plan will be determined by the Board of Directors or the Compensation Committee based on the fair market value as of the date of grant, determined by the closing sales price on the OTC Bulletin board on the last trading date before the date of grant. The stock option plans exercise terms do not exceed ten years.  As of December 31, 2010, no shares were available under the 2003 Plan and under the 2004 Plan.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2010

The following is a summary of stock option activity, all of which are currently exercisable:

Weighted
	Option price	Average	Number of
	per share	exercise price	Shares

Balance, December 31, 2008	$.006 to $.22	$ 0.023	525,000

Granted	--	--	--
Expired	--	--	(525,000)
Exercised	--	--	--

Balance, December 31, 2009	$ 0.00	$ 0.00	--

Granted	--	--	--
Expired	--	--	--
Exercised	--	--	--

Balance, December 31, 2010	$ 0.00	$ 0.00	--

The following is additional information with respect to those options outstanding at December 31, 2010:

Weighted
	average	Weighted
	contractual life	average exercise	Number of
Option price per share	in years	Price	Shares

$0.00	0.00	$0.00	-0-

As of December 31, 2010, 0 options to purchase common stock outstanding under the 2002 stock option plan and 525,000 stock options that expired in 2009, were outstanding under previous plans.

7.      Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $8,381,395 which expire in years through 2030.

As of December 31, 2009 and 2010, total deferred tax assets; liabilities and valuation allowances are as follows:

	2009	2010

Deferred tax asset resulting from loss carry forward	$2, 936,212	$3,268,744

Valuation allowance	(2,936,212)	(3,268,744)

Net deferred tax asset	$--	$--

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2010

A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

The Company's net operating losses are restricted as to the amount, which may be utilized in any one year. The Company's net operating loss carry forwards expire as follows:

December 31, 2015	$458,000
2016	224,000
2017	304,000
2018	835,000
2019	161,000
2020	1,055,000
2021	880,000
2022	353,000
2023	692,000
2024	805,000
2025	296,000
2026	74,879
2027	463,182
2028	643,211
2029	284,474
2030	852,642
$8, 381,395

8.      Commitments and contingencies

The Company entered into a lease for roads and compressor space in Wyoming for the pipeline. This commitment began in October and paid annually in April. The expense in 2009 was $9,600 and the cost in 2010 was $9,600, included in pipeline costs. Storage rent expense for the years ended December 31, 2009 and December 31, 2010 amounted to $844 and $554 respectively. The Company uses office space and conference room space provided by a director for $3,000 rent for the years ended December 31, 2009 and for December 31, 2010.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2010:

	Compressor
	Pad and Roads	End pad	Total

2010	13,000	600	13,600
2011	9,000	600	9,600
2012	2,250	600	2,850
2013	--	600	600
2014	--	600	600
2015	--	600	600
Thereafter	--	3,900	3,900
Total minimum future rentals	$11,250	$6,900	$18,150

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

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of December 31, 2010, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None

PARTIII

ITEM 10. Directors, Executive Officers and Corporate Governance

Charles L. Gamber (60) Director and President.

Mr. Gamber joined the Company’s Board of Directors in September of 2003, serving as an independent Director, and as a member of the Company’s Nominating and Compensation Committees. Mr. Gamber is currently the President and CEO of 86 Phoenix, LLC, a real estate and property development corporation doing business in Colorado. Mr. Gamber has also served as a Director of Net Commerce, Inc., a public company from 2001 to the present. He has served as a consultant for Donald W. Prosser, PC and VCG Holding Corp., a publicly held company with an emphasis in areas of organizational needs, financial projects, and business development. Mr. Gamber has 14 years of sales and service experience in the restaurant industry. He has owned and operated All America Auto Transport of Colorado for 6 years, and was with Toyota Motor Distributors for 5 years, leaving them as a District Sales Manager to pursue his own interests. Mr. Gamber received a bachelor’s degree in Business Administration from Western State College in 1973.

John R. Herzog (64) Director and Acting Chief Financial Officer.

Mr. Herzog joined the Company’s Board of Directors in September of 2003, serving as independent Director, and as a member of the Company’s Audit, Nomination and Compensation Committees.  He brings a depth of concrete practical and entrepreneurial experience in business start-ups, turn-arounds, technology oriented business and technology development projects. From 1998 to 2000, Mr. Herzog served as Director of Billing Services for Eglobe, Inc., where he managed daily operations, conversion of the billing system, and generated an additional $1 million per year of revenue for this company. From 2000 to 2001, he served as director of IT for Anything Internet, Inc., a public company. Since 2001, Mr. Herzog has been President of Business Information Systems, Inc., developing applications, consulting on software development, business systems, and programming. Mr. Herzog has also served as a Director of Net Commerce, Inc., a public company from 2001 to the present. Mr. Herzog graduated from Drexel University in 1967 with a degree in Electrical Engineering, and in 1970 with a Master’s degree in Biomedical Engineering. He received a Doctorate from Temple University in 1976.

William W. Stewart (49) Director.

Mr. Stewart joined the board of directors on December 19, 2001 at the time the Company entered into a Letter of Intent with Mr. Stewart to form a subsidiary corporation to pursue acquisition and management of minor league sports franchises.  From December, 2001 until August, 2002, Mr. Stewart ran the operations and directed the business plan of Eagle Capital Funding Corp. (Eagle Capital) to pursue capital funding projects,   In addition to serving as an outside director; he serves as a member of the Company’s Audit, Nomination and Compensation Committees. Mr. Stewart worked in the brokerage industry as an NASD licensed registered representative from 1986 to 1994.  Mr. Stewart started his career with Boettcher and Company of Denver, Colorado and left the Principal Financial Group of Denver, Colorado in 1994 to open his own small-cap investment firm, S.W. Gordon Capital, Inc., where he has been its president since 1994 to the present.  He has consulted with many small companies, both public and private, on capital formation and mergers and acquisitions.  Mr. Stewart formerly served as CEO and is an owner of Larimer County Sports, LLC, a Colorado Limited Liability Company, which owns the Colorado Eagles Hockey Club a minor league professional hockey franchise in northern Colorado.  Mr. Stewart was born in The Pas, Manitoba, Canada.  Mr. Stewart attended the University of Denver on a full athletic scholarship where he played hockey from 1979 to 1983 as right wing and served as assistant captain during his senior year.  Mr. Stewart graduated with a BS, Business Administration from the University of Denver in 1983, with honors as a Student Athlete.

Donald W. Prosser      (59) Director and Chairman

Mr. Prosser joined the Company’s Board of Directors in September of 2003, serving as Director and member of the Company’s Compensation, Audit, and Compensation Committees. He has been designated as the Company’s Financial Expert under the Sarbanes-Oxley Act.  Mr. Prosser is a professional CPA, specializing in tax and securities accounting, and has represented a number of private and public companies serving in the capacity of CPA, member of boards of directors, and as Chief Financial Officer. Mr. Prosser brings to the Company his great depth of expertise in tax and securities compliance and accounting, corporate finance transactions and turn-around.

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

Charles B. Davis    (54) Director

Mr. Davis joined Arête's Board of Directors in 2006, and serves as a member of the Company’s Nominating and Compensation Committees.   With over 25 years of experience in the oil and gas industry, Mr. Davis is a valuable addition to the board of the Company. From January 1981 to June 1983, Mr. Davis was Operations Manager for Keba Oil and Gas Co. where he was responsible for drilling, completion and producing operations. From July 1983 to April 1986, Mr. Davis was Vice-President of operations for Private Oil Industries. From April 1986 till August 1988, Mr. Davis did consulting work related to well site operations. Then in August 1988 Mr. Davis joined DNR Oil & Gas Inc. as president, running the day to day operations for 150 to 200 wells, and involved in exploration activities. Mr. Davis graduated from the University of Wyoming with a Bachelor of Science Degree.

Board Committees

Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board of Directors has designated three standing committees: the Audit Committee, the Nominating Committee, and the Compensation Committee

Audit Committee.

The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met four times during the fiscal year 2010.

Audit Committee Financial Expert.

The Board has determined that Mr. Prosser is an audit committee financial expert as defined by Item 401(h) of Regulation S-B under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Nominating Committee.

The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on the Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the fiscal year 2010.

Compensation Committee.

The Compensation Committee was established in 2003. It administers our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met one time during the fiscal year 2010 to review, among other things, compensation for the officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year or Period Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Option/ SAR’s (#)	LTIP Payouts ($)	All Other Compensation ($)

Charles Gamber, President, Director	12/31/10 12/31/09 12/31/08	$ -0- $ -0- $ 63,000

John Herzog, Acting CFO, Director	12/31/10 12/31/09 12/31/08	$ -0- $ -0- $ 42,400

Option/SAR Grants Table
Option/SAR Grants in Last Fiscal Year
Individual Grants

There were no grants of options or stock to officers in the fiscal year ended December 31, 2010.

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

Compensation of Directors.

The directors are compensated for consulting services and may be reimbursed for their expenses in attending formal meetings of the board of directors. The following is the director’s compensation for the fiscal year ended December 31, 2010.

Charles Gamber	$20,000	(2)
William Stewart	$20,000	(2)
John Herzog	$20,000	(2)
Donald W Prosser	$70,000	(1)
Charles Davis	$20,000	(2)
_________________
(1)	includes work related to the audit committee, accounting, and the SEC filings;
(2)	includes payment of officers compensation;

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class

Directors and Executive
Officers

Common Stock William W. Stewart	Direct:	5,000,000	1.01% (1)
Director/Secretary
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Donald W Prosser	Direct:	73,002,700	14.68% (2)
Director/Chairman
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Charles L. Gamber	Direct:	11,500,000	2.31% (3)
Director & President
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock John R. Herzog	Direct:	27,500,000	5.53% (4)
Director
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Charles Davis	Direct:	30,000,000	6.03% (5)
Director & Acting CFO
c/o P.O. 141 Westminster,
Colorado 80036

Common Stock Directors and Executive	Total:	147,002,700	29.57%(6)
Officers as a Group

_________________

(1)  Includes Directly Owned of 5,000,000 shares;
(2)  Includes Directly Owned of 73,002,700 shares;
(3)  Includes Directly Owned of 11,500,000 shares;
(4)  Includes Directly Owned of 27,500,000 shares;
(5)  Includes Directly Owned of 30,000,000 shares;
(6)  Includes Directly Owned of 147,002,700 common shares.
 Percentage calculated based on 497,155,754 common shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the fiscal years ended December 31, 2009 and December 31, 2010, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to Item 10 of this Report, Executive Compensation, and Item 11, Security Ownership of Certain Beneficial Owners and Management which are incorporated herein by reference. (See also: Notes 3 and 5, Notes to Audited Financial Statements.)

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

Donald W. Prosser pledged 21,500,000 shares of his Common stock to individuals in exchange for a loan of $215,000 with no interest due in May 2011. The advance was used as working capital.

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

The Company owes its directors for services for part of 2008, 2009, and 2010. They are accruing $98,000 during fiscal 2010 to be paid in the future with 6,602,273 shares of Common Stock valued at $0.0148 per share. The Company paid Mr. Gamber 500,000 shares of Common stock as part of his 2008 fee valued at $2,450.

The Officers and Directors have advances of $2,010,523 including the loans discussed above and they bear interest rates of 8% on advances of $29,475 and 9.6% on advances of $460,000. The total accrued to the Officers and Directors as of December 31, 2010 was $152,943. During the year ended December 31, 2010 the Officers and Directors were paid $10,848 in cash interest and $2,650 principal.

The Company paid Donald W Prosser $22,050 (3,500,000 shares of Common Stock) for due diligence on the proposed acquisition and work on financing for the year ended December 31, 2010. The Company also paid Mr. Prosser $3,000 for the year ended December 31, 2010 for the office, meeting and storage space at 7260 Osceola Street, Westminster, CO  80030.

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following relate to aggregate fees billed for the last two fiscal years by the Company’s principal accountants concerning the Company’s: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the following:

1.	Audit Fees. $-0- (2009) $13,000 (2010)
2.	Audit-Related Fees. $-0- (2009 & 2010)
3.	Tax Fees. $-0- (2009 & 2010)
4.	All Other Fees. $-0- (2009 & 2010)
.	Reading of the Form S-8, subsequent events procedures and Form 8-K.
5.	(i) The Company’s Audit Committee’s pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:

Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Ronald R. Chadwick PC CPA in 2009 and 2010 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors’ services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

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

PART IV

   ITEM 15. EXHIBITS

Exhibit No. Description	Ref. No

EX-3.1 Restated Articles of Incorporation with Amendment adopted
by shareholders on September 1, 1998.	1

EX-3.2 Bylaws adopted by the Board of Directors on October 1, 1998.	1

EX-3.3 Bylaws adopted by the Board of Directors on March 15, 2011.	5

EX-4.1 Designation of Class A Preferred Stock dated February 26, 2001	1

EX-4.2 Designation of Series 1 Convertible Preferred
Adopted November 19, 2001	1

EX-4.3 Designation of Series 2 Convertible Preferred
Adopted December 19, 2001.	1

EX-10.1 2003 Omnibus Incentive Stock Compensation Plan
Adopted, August 21, 2003	2

EX-10.2 2004 Omnibus Incentive Stock Compensation Plan
Adopted, August 4, 2004	3

EX – 10.3 Purchase agreement with PRB for purchase of pipeline	4

EX-21 Subsidiaries of the Registrant	5

EX-31.1 Certification of CEO Pursuant to 18 U.S.C, Section 7241, as adopted
and Section 302 of the Sarbanes-Oxley Act of 2002.	5

EX-31.2 Certification of CFO Pursuant to 18 U.S.C, Section 7241, as adopted
and Section 302 of the Sarbanes-Oxley Act of 2002.	5

EX-32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	5

EX-32.2 Certification CFO Pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	5

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

Arête Industries, Inc.

March 30, 2011	By:	/s/ Charles L. Gamber
Charles L. Gamber
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles L. Gamber Charles L. Gamber	President	March 30, 2011

/s/ Donald W. Prosser Donald W. Prosser	Chairman of the Board	March 30, 2011

/s/ John R. Herzog John R. Herzog	Acting Chief Financial Officer and Director	March 30, 2011

/s/William Stewart William Stewart	Director	March 30, 2011

/s/ Charles Davis Charles Davis	Director	March 30, 2011