Form 10-Q
period 2011-03-31
ARETE INDUSTRIES INC
filed 2011-05-13
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes   ☒ No

Large Accelerated Filer ❒	Accelerated Filer ❒	Non-Accelerated Filer ❒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

As of May 12, 2011, Registrant had 7,701,848 shares of common stock issued and outstanding, subject to 100 to 1 reverse split.

Part 1 - Financial Information

Item 1 - Financial Statements (Unaudited)

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	March 31,
ASSETS	2010	2011
Current assets
Cash and cash equivalents	$15,990	$322,244
Prepaid expenses	523,611	591,319
Revenue receivable	12,625	8,717
Total current assets	552,226	922,280

Furniture and equipment, at cost net of accumulated
depreciation of $173,076(2010) and $195,186(2011)	277,736	266,681

	$829,962	$1,188,961

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$604,271	$569,471
Accrued expenses	267,373	299,517
Accrued payroll taxes	111,690	111,690
Contracts payable	975,000	1,175,000
Notes payable & advances related parties	704,475	1,319,509

Total current liabilities	2,662,809	3,475,186

Stockholders' deficit
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2010)
and 0 (2011) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2010)
and 0 (2011) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 497,155,754 (2010) and 497,155,754 (2011)
shares issued and outstanding	13,611,903	13,611,903
Accumulated deficit	(15,444,750)	(15,898,428)

Total stockholders' deficit	(1,832,847)	(2,286,525)

	$829,962	$1,188,661

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the three Months ended, March 31,
(UNAUDITED)

	2010	2011
Revenues
Oil & gas revenue	$58,393	$29,656
Other income	-	-

Total revenues	58,393	29,656

Operating expenses
Oil & gas operating expenses	85,506	67,754
Depreciation	11,055	11,055
Rent	807	1,187
Other operating expenses	163,194	391,734

Total operating expenses	260,562	471,730

Net loss from operations	(202,169)	(442,074)

Other income (expense):
Interest expense	(11,798)	(11,745)
Interest income	-	141

Total other income (expense)	(11,798)	(11,604)

Net income (loss)	$(213,967)	$(453,678)

Basic and diluted loss per share	*	*

Weighted average common shares outstanding	493,000,000	497,000,000

* Less than $.01 per share

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
For the three Months ended March 31, 2011
(UNAUDITED)

	Common Stock Shares	Amount	Accumulated Deficit	Total
Balance at December 31, 2010	497,155,754	$13,611,903	$(15,444,750)	$(1,832,847)

Net loss			(453,678)	(453,678)
				-
Balance at March 31, 2011	497,155,754	$13,611,903	$(15,898,428)	$(2,286,525)

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the three Months ended, March 31,
(UNAUDITED)

	2010	2011

Cash flows from operating activities:
Net (loss) income	$(213,967)	$(453,678)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	11,055	11,055
Stock and options issued for services and
interest on notes	-	-
Non cash compensation for services	92,014	132,292
Changes in assets and liabilities:
Accounts receivable	5,321	3,908
Accounts payable	71,214	(34,800)
Accrued expenses	41,565	32,423
Total adjustments	221,169	144,878

Net cash used in operating activities	7,202	(308,800)

Cash flows from investing activities:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Reciept of advances - related parties	-	620,000
Payment of advances - related parties	-	(4,966)

Net cash provided by financing activities	-	615,034

Net increase (decrease) in cash and cash equivalents	7,202	306,234
Cash and cash equivalents at beginning of period	16,764	15,990

Cash and cash equivalents at end of period	$23,966	$322,224

Supplemental disclosure of cash flow information:
	2010	2011
Interest paid during the period	$-	$13,438
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the year ended March 31, 2011 had non-cash expenses for contracts with consultants and contracts of $723,611 of which $ 132,292 were expensed leaving $591,319 in prepaid expenses
During the quarter ended March 31, 2011 wages to officers and directors and fees to consultants of $0 were paid by the issuance of common stock
During the year ended March 31, 2010 had non-cash expenses for contracts with consultants and contracts of $972,350 of which $ 92,014 were expensed leaving 880,336 in prepaid expenses
During the quarter ended March 31, 2010 wages to officers and directors and fees to consultants of $0 were paid by the issuance of common stock

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

1. Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2010 and March 31, 2011, and the results of operations, stockholders’ deficit, and cash flows for the periods ended March 31, 2010 and March 31, 2011.

The Company purchased and is operating a gas pipeline in Wyoming. Aggression Sports, Inc. (inactive) has discontinued operations and is consolidated in the Company’s financial statements.

The Company has incurred significant losses and at March 31, 2011, the Company has a working capital deficit of $2,552,906 and a stockholders' deficit of $2,286,525 As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries, deferred obligations for services, and incentives in the form of common stock and stock loans.

2. Delinquent amounts payable

As of March 31, 2011, the Company is delinquent on payments of various payroll taxes and penalties from the fiscal years prior to fiscal 2002. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

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

During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At March 31, 2011, the remaining liabilities of this division were $0 in trade payables and $79,351 in unpaid payroll taxes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

5. Stock transactions

During the quarter ended March 31, 2011, the Company had no common stock issued for compensation or services.

6.   Contracts Payable

The Company had a director of the Company pay for consulting services related to the marketing of the Company, its financing and financial operations. The director paid the consultants 42,000,000 shares of his stock in exchange for the services valued at $ 430,000. One of the contracts is for a period of one year, the fiscal year 2010, amortized over that period. The second contract is for two years beginning January 1, 2010 and will be amortized over the two year period. The third contract is for a period of one year, the fiscal year 2011, amortized over that period. The unused balance of the contact is carried as prepaid expenses. The stock will be repaid in equal shares when the Company has shares available to repay the stock and will be adjusted in the event of stock reverse on a prorate basis.

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

The Company owes its directors for services for part of 2008, 2009, 2010 and first quarter 2011. They are accruing $128,000 during fiscal 2010 and first quarter  of fiscal 2011to be paid in the future with 7,284,273 shares of Common Stock valued at an average of  $0.0176 per share.

The Company has authorized shares of 500,000,000 shares of Common Stock and has issued 497,155,754 shares of Common Stock. They will have to increase their authorized common stock to meet the obligations described above by paying with Common Stock. The total of Common Stock obligated is 164,284,273 shares at March 31, 2011. All of the above shares were issued after the effective date (April 18, 2011) of the reverse 100 for 1 split of common stock or 1,642,843 shares of common stock.

7.  Notes payable and advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

As of December 31, 2010 and March 2011, the Company owed the related parties are unsecured, due on demand, and working capital advances:

	2010	2011
Advances – Donald Prosser (2)	$220,000	$220,000
Advances – Donald Prosser (3)	4,290	4,290
Advances – Donald Prosser (1)	215,000	735,000
Advances - John Herzog (1)	--	100,000
Advances – Charles Gamber (3)	4,966	--
Advances – William Stewart (3)	20,219	20,219
Advances – William Stewart (2)	75,000	75,000
Advances – Charles Davis (2)	125,000	125,000
Advances – Charles Davis (2)	40,000	40,000

Balances	$704,475	$1,319,509
_________________

(1)
Donald W. Prosser pledged 73,500,000 shares of his Common stock to individuals in exchange for a loan of $735,000 with no interest due in May 2011. The advance was used as working capital. John Herzog pledged 10,000,000 shares of his Common stock to individuals in exchange for a loan of $100,000 with no interest due in May 2011.

(2)	$460,000 of the advances bear interest at 9.6% per annum.
(3)	$29,475 of the advances bear interest at 8.0% per annum.

The Company has related party payables of accrued interest to the officers and directors above of $ 151,249 at March 31, 2011. In addition, the Company owes an entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of March 31, 2011 for expenses of $104,998 included in accounts payable and production to the operator of $460,351 also included in accounts payable. The Company accrued $128,000 for directors fees (see note 6).

8. Subsequent Events

On April 11, 2011 the Company held its annual meeting. The shareholders voted to reverse split the common stock of the Company 100 for 1. The effective date of the reverse split was April 18, 2011.

The Company after the effective date of the reverse split issued common stock to pay its contract obligations (note 6)  and the pledged shares in exchange for the pledged stock of the directors (note 7)

The board of directors authorized three of the directors to exchange $500,000 of their loans and advances to the company for 62,500 post split shares or $8.00 per share.

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

In September 2006, the company acquired a gas gathering system (Pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This pipeline is currently transporting approximately 900,000 Mcf (thousand cubic feet) of coal bed methane per day and is cash flowing from its operations. This system has a current throughput capacity of approximately 4 million cubic feet (“MMcf”) of gas per day. Gathering fees are subject to contracts which are life of lease or 10-year contracts expiring in 2012. In 2008 we have negotiated a purchase of oil & gas properties operated and controlled by DNR Oil & Gas, Inc.  On April 12, 2011 we signed the purchase and sale agreement with an internal financing. The terms call for the deal to be effective April 1, 2011 and all final contingencies to be completed by June 30, 2011. We will have the details of the deal available by May 16, 2011 and will announce details by way of an 8-K at that time.

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

As of the end of the quarter ended March 31, 2011, the Company had $1,188,961 in total assets. This compares to total assets of 829,962 as of the fiscal year ended December 31, 2010. Total liabilities were $3,475,186 as of March 31, 2011 compared to $2,662,809 as of the fiscal year ended December 31, 2010. Accounts payable and accrued expenses at March 31, 2010 were $868,988 as compared to $971,644 at December 31, 2010. Advances and notes payable to related parties at March 31, 2011 were $1,319,509 as compared to $704,475 at December 31, 2010.  During the quarter ended March 31, 2011, total liabilities were increased by $812,377, $617,690 due to operation of the pipeline and related costs and overhead costs, and $200,000 for payment of contracts for services.  Net (loss) was $(453,678), increased the accumulated deficit as of March 31, 2011 to $15,898,428, as compared to an accumulated deficit as of December 31, 2010 of $15,444,750.

During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At March 31, 2011, the remaining liabilities of this subsidiary were $111,690 in unpaid payroll taxes. As of March 31, 2011, the consolidated entity owes $111,690 in unpaid payroll taxes of which $0 applies specifically to the parent company.

During the quarter ended March 31, 2011, the Company continued to rely upon infusions of cash from loans and loans of stock by officers and directors. During the quarter ended March 31, 2011 we entered into several contracts and agreements to be paid in the future or presently with common stock loaned for payment. The following are these transactions: 1) The Company had a director of the Company pay for consulting services related to the marketing of the Company, its financing and financial operations. The director paid the consultants 42,000,000 shares of his stock in exchange for the services valued at $ 430,000. One of the contracts is for a period of one year, the fiscal year 2010, amortized over that period. The second contract is for two years beginning January 1, 2010 and will be amortized over the two year period. The third contract is for a period of one year, the fiscal year 2011, amortized over that period. ; 2) The Company owes a director for services related to the operations of the pipeline business and purchase of oil & gas property. The board of directors has agreed to pay the director on a three year contract beginning January 1, 2010 $245,000 to be paid in the form of 35,000,000 shares of common stock. 3) The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 80,000,000 shares of Common Stock valued at $500,000. The contract is for a period of three years and will be amortized over a thirty-six month period.

Results of operations for the Three Months ended March 31, 2011 compared to Three Months ended March 31, 2010.

The Company had $29,656 in revenues from operations during the quarter ended March 31, 2011, and $58,393 in revenues during the comparable period ended March 31, 2010.  The price of natural gas for the fiscal quarter ended March 31, 2010 was below $4.00 per mcf .  Net loss from operations for the quarter ended March 31, 2011 was $(442,074) as compared to a net loss from operations of $(202,169) for the quarter ended March 31, 2011. The net loss during the quarter ended March 31, 2011 was reduced interest expense of $11,745 less $141 interest income resulting in a net loss of $(453,678) for the period. The net loss for the quarter ended March 31, 2010 was reduced interest expense of $11,798 was $(213,967).

The Company rents space for file storage and furniture for $437 for the quarter ended March 31, 2011. The Company uses space rented by Director for meetings and to keep current records and pays $750 in rent per quarter.

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

Liquidity and Capital Resources

The Company had a working capital deficit as of March 31, 2011 of $2,552,906. This compares to a working capital deficit of $2,110,583 as of December 31, 2010.

The Company had a stockholder's deficit at March 31, 2011 of $2,286,525. This is compared to stockholder's deficit at December 31, 2010 of $1,832,847. The stockholder's deficit increased due the Company's operating loss.

The Company has net cash used by operating activities for the three months ended March 31, 2011 of $(308,800) as compared to net cash provided by operating activities of $7,202 for the three months ended March 31, 2010.

  The Company had no net cash used in investing activities for the three months ended March 31, 2011 and for the three months ended March 31, 2010.

The Company had net cash provided by financing activities for the three months ended March 31, 2011 of $615,034 and no cash flow provided by financing activities for the three months ended March 31, 2010.

At March 31, 2011, the Company had a commitment for capital expenditures of $10,000,000 for the purchase of oil and gas properties in the purchase and sales agreement signed on April 12, 2011.

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

Item 4 - Controls and Procedures

As of March 31, 2011 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

None

Item 3 - Defaults upon Senior Securities.

None

Item 4 - Submission of Matters to a Vote of Securities Holders.

None

Item 5 - Other Information.

None

Item 6. Exhibits

The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFRO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

ARÊTE INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Donald W Prosser, CEO
Donald W Prosser, Principal Executive Officer
Dated: May 13, 2011

By:	/s/ John Herzog, Interim CFO
John Herzog
Interim Principal Financial and Accounting Officer
Dated: May 13, 2011