Form 10-Q
period 2011-06-30
ARETE INDUSTRIES INC
filed 2011-08-22
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended:  June 30, 2011

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

As of August 15, 2011, Registrant had 7,701,848 shares of common stock issued and outstanding.

Part 1 - Financial Information

Item 1 - Financial Statements (Unaudited)

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	December 31,	June 30,
ASSETS	2010	2011
Current assets
Cash and cash equivalents	$15,990	$21,457
Prepaid expenses	85,139	459,028
Revenue receivable	12,625	794
Total current assets	113,754	481,279

Furniture and equipment, at cost net of accumulated
depreciation of $173,076(2010) and $206,241(2011)	277,736	255,626

Deposit and deferred costs Oil & Gas Purchase	-	500,000

	$391,490	$1,236,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$604,271	$598,550
Accrued expenses	267,373	87,365
Accrued payroll taxes	111,690	111,690
Contacts payable	536,528	18,750
Notes payable	-	250,000
Notes payable & advances related parties	704,475	105,219

Total current liabilities	2,224,337	1,171,574

Stockholders' equity (deficit)
Convertible Class A preferred stock; $10 face value,
1,000,000 shares authorized
Series 1, 30,000 shares authorized, 0 (2010)
and 0 (2011) shares issued and outstanding	-	-
Series 2, 25,000 shares authorized, 0 (2010)
and 0 (2011) shares issued and outstanding	-	-
Common stock, no par value; 4,990,000 shares
authorized, 4,972,635 (2010) and 7,664,476 (2011)	13,611,903	16,804,154
shares issued and outstanding
Accumulated deficit	(15,444,750)	(16,738,823)

Total stockholders' equity (deficit)	(1,832,847)	65,331

	$391,490	$1,236,905

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended and six months,
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ending June 30,	Ending June 30,	Ending June 30,	Ending June 30,
	2010	2011	2010	2011
Revenues
Oil & gas revenue	$42,088	$15,983	$100,481	$45,639
Other income	-	-	-	-

Total revenues	42,088	15,983	100,481	45,639

Operating expenses
Oil & gas operating expenses	82,142	43,619	167,649	111,373
Depreciation	11,055	11,055	22,110	22,110
Rent	863	956	1,670	2,143
Acquisition expense	-	457,500	-	457,500
Other operating expenses	176,614	320,689	339,810	712,423

Total operating expenses	270,674	833,819	531,239	1,305,549

Net loss from operations	(228,586)	(817,836)	(430,758)	(1,259,910)

Other income (expense):
Interest income	-	139	1	279
Interest expense	(11,798)	(22,697)	(23,595)	(34,442)

Total other income (expense)	(11,798)	(22,558)	(23,594)	(34,163)

Net (loss)	$(240,384)	$(840,394)	$(454,352)	$(1,294,073)

Basic and diluted loss per share	(0.05)	(0.12)	(0.09)	(0.22)

Weighted average common shares outstanding	4,930,000	6,985,000	4,930,000	5,995,000

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the six months ended June 30, 2011
(UNAUDITED)

	Common Stock Shares	Amount	Accumulated Deficit	Total
Balance at December 31, 2010	4,972,635	$13,611,903	$(15,444,750)	$(1,832,847)
Issuance of common stock to directors
and consultants for services	1,690,841	1,753,751		1,753,751
Issuance of common stock in exchange
for debt conversion:
1) Notes to common stock	835,000	835,000		835,000
2) Notes to common stock officers and directors	62,500	500,000		500,000
Issuance of common stock in exchange
for cash	103,500	103,500		103,500
Net loss			(1,294,073)	(1,294,073)
Balance at June 30, 2011	7,664,476	$16,804,154	$(16,738,823)	$65,331

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the six months ended, June 30,
(UNAUDITED)

	2010	2011

Cash flows from operating activities:
Net (loss)	$ (454,352)	$ (1,294,073)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	22,110	22,110
Stock issued for services, note payments and
interest on notes	-	469,500
Non cash compensation for services	211,805	264,584
Changes in assets and liabilities:
Accounts receivable	7,179	11,832
Accounts payable	122,644	(5,721)
Accrued expenses	85,327	72,991
Total adjustments	449,065	835,296

Net cash provided (used) in operating activities	(5,287)	(458,777)

Cash flows from investing activities:
Deposit oil and gas properties	-	(500,000)

Net cash used in investing activities	-	(500,000)

Cash flows from financing activities:
Notes payable receipts	-	870,000
Proceeds from sale of common stock	-	103,500
Reciept of advances - related parties	-	-
Payment of advances - related parties	-	(9,256)

Net cash provided by financing activities	-	964,244

Net increase (decrease) in cash and cash equivalents	(5,287)	5,467
Cash and cash equivalents at beginning of period	16,764	15,990

Cash and cash equivalents at end of period	$ 11,477	$ 21,457

Supplemental disclosure of cash flow information:
	2010	2011
Interest paid during the period	$ -	$ 17,755
Income taxes paid during the period	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
During the quarter ended June 30, 2011 non-cash expenses for contracts with consultants amounted to $264,584.
During the quarter ended June 30, 2011 wages to officers and directors and fees to consultants of $1,284,251 were paid by the issuance of common stock
During the year ended June 30, 2010 non-cash expenses for contracts with consultants amounted to $211,805.
During the quarter ended June 30, 2011, notes payable of $1,335,000 were converted into common stock.
During the quarter ended June 30, 2010 wages to officers and directors and fees to consultants of $0 were paid by the issuance of common stock

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

1. Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2010 and June 30, 2011, and the results of operations, stockholders’ equity (deficit), and cash flows for the periods ended June 30, 2010 and June 30, 2011.

The Company purchased and is operating a gas pipeline in Wyoming. Aggression Sports, Inc. (inactive) has discontinued operations and is consolidated in the Company’s financial statements.  All intercompany accounts have been eliminated in the consolidation.

The Company has incurred significant losses and at June 30, 2011, the Company has a working capital deficit of  $690,295 and a stockholders' equity of $65,331. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

The Company continues to rely on infusions of debt and equity capital to fund operations. The Company relies principally on cash infusions from its directors and affiliates, deferred compensation and expenses from the executive officers, and paid a significant amount of personal services, salaries and incentives in the form of common stock and common stock options.

2. Reclassifications

A reclassification was made on the December 31, 2010 balance sheet and June 30, 2010 cash flow statement. It was determined that a prepaid expense and a payable should not have been recorded for consulting services which were to be paid in stock but the stock had not been issued .

3. Delinquent amounts payable

As of June 30, 2011, the Company is delinquent on payments of various payroll taxes and penalties from the fiscal years prior to fiscal 2002. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors resulting in the Company's inability to continue operations.

4. Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $8,381,395 as of December 31, 2010, which expires in years through 2030.

100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

5. Discontinued Operations

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

During 2003, the Company abandoned the development of Aggression Sports Inc., a subsidiary. At June 30, 2011, the remaining liabilities of this division were $0 in trade payables and $79,351 in unpaid payroll taxes.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

6. Stock transactions

On April 11, 2011 the Company held its annual meeting. The shareholders voted to reverse split the common stock of the Company 100 for 1. The effective date of the reverse split was April 18, 2011.  All references to shares have been restated to reflect the reverse stock split if it had occurred at the beginning of the earliest period presented.

During the quarter ended June 30, 2011, the Company had the following common stock issuances:

•	The Company issued common stock to pay its contract obligations and the pledged shares in exchange for the pledged stock of the directors of 1,540,000 shares of common stock,
•	The board of directors authorized three of the directors to exchange $500,000 of their loans and advances to the company for 62,500 shares of common stock or $8.00 per common share,
•	The Company issued 72,841 shares of common stock for its obligation for directors fees accrued of 128,000,
•	The Company sold 103,500 shares of common stock for cash of $103,500,
•	The Company issued 75,000 shares for consulting services, related to the acquisition of properties, valued at $457,500,
•	The Company paid 3,000 shares of common stock in exchange for loan fees of $12,000, and
•	The Company exchanged $835,000 of notes for 835,000 shares of common stock

7.   Contracts Payable

The Company had a director of the Company pay for consulting services related to the marketing of the Company, its financing and financial operations. The director paid the consultants 320,000 shares of his stock in exchange for the services valued at $ 330,000. One of the contracts is for a period of one year, the fiscal year 2010, amortized over that period. The second contract is for two years beginning January 1, 2010 and will be amortized over the two year period. The unused balance of the contact is carried as prepaid expenses. The stock was repaid in equal shares during the second fiscal quarter and was adjusted for the 100 to 1 stock reverse on a prorate basis.

The Company owes a director for services related to the operations of the pipeline business and purchase of oil & gas property. The board of directors has agreed to pay the director on a three year contract beginning January 1, 2010 $245,000 to be paid in the form of 350,000 shares of common stock.  The expense will be amortized over the life of the contract at $30,625 per quarter and the unused balance being carried as prepaid expenses.  The contract was paid in equal shares during the second fiscal quarter and was adjusted for the 100 to 1 stock reverse on a prorate basis. The shares were issued in may 2011.

The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 800,000 shares of Common Stock valued at $500,000. The contract is for a period of three years and will be amortized over a thirty-six month period. The contract was paid in equal shares during the second fiscal quarter and was adjusted for the 100 to 1 stock reverse on a prorate basis. 770,000 shares were issued in May 2011.

The Company owes its directors for services for part of 2008, 2009, 2010 and first quarter 2011. They are accruing $128,000 during fiscal 2010 and first quarter  of fiscal 2011to be paid in the future with 72,841 shares of Common Stock valued at an average of  $1.76 per share. All shares were issued in May 2011.

8.  Notes payable

The Company received proceeds from a bridge loan of $250,000 from two individuals at 12% interest. The loan is secured by shares of common stock owned by the CEO of the Company and due on August 31, 2011.

8.  Advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

As of December 31, 2010 and June 2011, the Company owed the related parties are unsecured, due on demand, and working capital advances:

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

	2010	2011
Advances – Donald Prosser (2)	$220,000	$20,000
Advances – Donald Prosser (3)	4,290	--
Advances – Donald Prosser (1)	215,000	--
Advances – Charles Gamber (3)	4,966	--
Advances – William Stewart (3)	20,219	20,219
Advances – William Stewart (2)	75,000	25,000
Advances – Charles Davis (2)	125,000	--
Advances – Charles Davis (2)	40,000	40,000

Balances	$704,475	$105,219
__________________
(1) Donald W. Prosser pledged 735,000 shares of his Common stock to individuals in exchange for a loan of $735,000 with no interest due in May 2011. The advance was used as working capital. John Herzog pledged 100,000 shares of his Common stock to individuals in exchange for a loan of $100,000 with no interest due in May 2011.
(2) $460,000 at December 31, 2010 and $85,000 at June 30, 2011 of the advances bear interest at 9.6% per annum.
(3) $29,475 at December 31, 2010 and $20.19 at June 30, 2011 of the advances bear interest at 8.0% per annum.

The Company has related party payables of accrued interest to the officers and directors above of $ 32,630 at June 30 2011. In addition, the Company owes an entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of June 30, 2011 for expenses of $105,748 included in accounts payable and production to the operator of $475,955 also included in accounts payable. The Company accrued $30,000 for directors fees (see note 6).

9. Purchase and sales agreement for purchase of oil & gas assets

May 25, 2011,  the Company entered into a Purchase and Sale Agreement and other related agreements and documents with the Tucker Family Investments, LLLP, DNR Oil & Gas, Inc. (“DNR”), and Tindall Operating Company (collectively, the “Sellers”) for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana (collectively, the “Original Purchase and Sale Agreement”).  DNR is owned by a director of the Company, Charles B. Davis.  The consideration for the purchase was determined by arms-length bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price for the properties was $10 million, of which the Company paid a nonrefundable down payment of $500,000 and the remaining $9.5 million was financed by the Sellers pursuant to a promissory note due July 1, 2011. The Company was unable to arrange the funding to pay the $9.5 million promissory note due on July 1, 2011, and therefore, the note was not paid. On July 29, 2011, the Company and Sellers entered into an Amended and Restated Purchase and Sale Agreement regarding the acquisition by the Company of the oil and gas properties. The material terms of the agreement are a base purchase price for the properties of $11 million to be paid by an initial payment of Nine Hundred Thousand and 00/l00 Dollars ($900,000.00), comprised of (i) a credit in the amount of Five Hundred Thousand and 00/l00 Dollars ($500,000.00) previously paid by Buyer in connection with the Original Purchase and Sale Agreement; and (ii) Four Hundred Thousand and 00/l00 Dollars ($400,000.00) in immediately verifiable funds contemporaneously with the execution of the Agreement. The entire amount of the Initial Payment is non-refundable under any circumstances. The remaining principal balance of the base purchase price in the amount of Ten Million One Hundred Thousand and 00/l00 Dollars ($10,100,000.00), together with interest at the monthly interest rate of Eighty Three Hundredths of One Percent (0.83%), will be paid to Sellers in three monthly payments, with $3,700,000.00 due August 15, 2011 (extended to August 31, 2011), and $3,200,000.00 due on each of September 15, 2011 and October 15, 2011.  The properties proposed to be purchased will be assigned to the Company only upon payment in full of the base purchase price. Potential additional purchase price payments would be due under the following circumstances.  If the Company increases is proven producing net oil reserves or net gas reserves by drilling or recompletion on certain of the acquired properties in Colorado and Kansas, then the Company will pay $250,000 for every 20,000 bbl or 150,000 mcf increase respectively, which amount will be increased by a factor if the Nymex prices for oil or gas stay above a specified price floor for more than 60 days.  Cumulative payments under the additional purchase price factor for the Colorado and Kansas properties are limited to $5 million.  The Company will also make similar payments to Sellers if the Company increases reserves in the Wyoming properties, and the Company will make additional payments under a formula by which Sellers and the Company will share proceeds of sales or production from untapped formations on the properties to be acquired in Wyoming.  Cumulative payments under the additional purchase price factor for the Wyoming properties are limited to $20 million. The aggregate of all additional purchase price payments from all factors is capped at $25 million. The Company also has an agreement for the right to receive a portion of the proceeds from sale of certain of the properties that could be sold before payment in full of the base purchase price and assignment of the properties to the Company. If those properties are sold by the Sellers prior to being assigned to the Company, the Company’s share of sales proceeds will be credit against the base purchase price owed.

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

May 25, 2011,  the Company entered into a Purchase and Sale Agreement and other related agreements and documents with the Tucker Family Investments, LLLP, DNR Oil & Gas, Inc. (“DNR”), and Tindall Operating Company (collectively, the “Sellers”) for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana (collectively, the “Original Purchase and Sale Agreement”).  DNR is owned by a director of the Company, Charles B. Davis.  The consideration for the purchase was determined by arms-length bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price for the properties was $10 million, of which the Company paid a nonrefundable down payment of $500,000 and the remaining $9.5 million was financed by the Sellers pursuant to a promissory note due July 1, 2011. The Company was unable to arrange the funding to pay the $9.5 million promissory note due on July 1, 2011, and therefore, the note was not paid. On July 29, 2011, the Company and Sellers entered into an Amended and Restated Purchase and Sale Agreement regarding the acquisition by the Company of the oil and gas properties. The material terms of the agreement are a base purchase price for the properties of $11 million to be paid by an initial payment of Nine Hundred Thousand and 00/l00 Dollars ($900,000.00), comprised of (i) a credit in the amount of Five Hundred Thousand and 00/l00 Dollars ($500,000.00) previously paid by Buyer in connection with the Original Purchase and Sale Agreement; and (ii) Four Hundred Thousand and 00/l00 Dollars ($400,000.00) in immediately verifiable funds contemporaneously with the execution of the Agreement. The entire amount of the Initial Payment is non-refundable under any circumstances. The remaining principal balance of the base purchase price in the amount of Ten Million One Hundred Thousand and 00/l00 Dollars ($10,100,000.00), together with interest at the monthly interest rate of Eighty Three Hundredths of One Percent (0.83%), will be paid to Sellers in three monthly payments, with $3,700,000.00 due August 15, 2011 (extended to August 31, 2011), and $3,200,000.00 due on each of September 15, 2011 and October 15, 2011.  The properties proposed to be purchased will be assigned to the Company only upon payment in full of the base purchase price. Potential additional purchase price payments would be due under the following circumstances.  If the Company increases is proven producing net oil reserves or net gas reserves by drilling or recompletion on certain of the acquired properties in Colorado and Kansas, then the Company will pay $250,000 for every 20,000 bbl or 150,000 mcf increase respectively, which amount will be increased by a factor if the Nymex prices for oil or gas stay above a specified price floor for more than 60 days.  Cumulative payments under the additional purchase price factor for the Colorado and Kansas properties are limited to $5 million.  The Company will also make similar payments to Sellers if the Company increases reserves in the Wyoming properties, and the Company will make additional payments under a formula by which Sellers and the Company will share proceeds of sales or production from untapped formations on the properties to be acquired in Wyoming.  Cumulative payments under the additional purchase price factor for the Wyoming properties are limited to $20 million. The aggregate of all additional purchase price payments from all factors is capped at $25 million. The Company also has an agreement for the right to receive a portion of the proceeds from sale of certain of the properties that could be sold before payment in full of the base purchase price and assignment of the properties to the Company. If those properties are sold by the Sellers prior to being assigned to the Company, the Company’s share of sales proceeds will be credit against the base purchase price owed.

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

As of the end of the six months ended June 30, 2011, the Company had $1,236,905 in total assets. This compares to total assets of $391,490 as of the fiscal year ended December 31, 2010. Total liabilities were $1,171,574 as of June 30, 2011 compared to $2,224,337 as of the fiscal year ended December 31, 2010. Accounts payable and accrued expenses at June 30, 2011 were $797,605 as compared to $983,334 at December 31, 2010. Advances and notes payable to related parties at June 30, 2011 were $105,219 as compared to $704,475 at December 31, 2010. During the six months ended June 30, 2011, total liabilities were decreased by $1,052,763.  Net (loss) was $(1,294,073), increasing the accumulated deficit as of June 30, 2011 to $16,738,823, as compared to an accumulated deficit as of December 31, 2010 of $15,444,750.

During 2003, the Company abandoned the development of the Aggression Sports, Inc. subsidiary. At June 30, 2011, the remaining liabilities of this subsidiary were $111,690 in unpaid payroll taxes.

During the quarters ended June 30, 2011, the Company continued to rely upon infusions of cash from loans and loans of stock by officers and directors and sales of common stock.  During the quarter ended June 30, 2011, the Company had the following common stock issuances:
•	The Company issued common stock to pay its contract obligations and the pledged shares in exchange for the pledged stock of the directors of 1,540,000 shares of common stock,
•	The board of directors authorized three of the directors to exchange $500,000 of their loans and advances to the company for 62,500 shares of common stock or $8.00 per common share,
•	The Company issued 72,841 shares of common stock for its obligation for directors fees accrued of $128,000,
•	The Company sold 103,500 shares of common stock for cash of $103,500,
•	The Company issued 75,000 shares for consulting services related to the acquisition of properties, valued at $475,000,
•	The Company paid 3,000 shares of common stock in exchange for loan fees of $12,000, and
•	The Company exchanged $835,000 of notes for 835,000 shares of common stock.

We are now in the process of locating financing to complete the payment of the Purchase and Sale contract for oil and gas properties in Wyoming, Colorado, Kansas, and Montana. We are also a looking to arrange a sale, joint venture, or secured financing against several of the properties included in the purchase. We believe that these plans will help to complete the purchase, drilling, and operational financing needed for the next year. We do not have any signed agreements on the items we are arranging so the outcome of the financing is still unknown at this time. If the financing arrangement do not get completed it could affect the future operations of the Company.

Results of operations for the Six Months ended June 30, 2011 Compared to Six Months ended June 30, 2010.

The Company had $45,639 in revenues from operations during the six months ended June 30, 2011, and $100,481 in revenues during the comparable period ended June 30, 2010. The price of natural gas for the six months ended June 30, 2011 was below $3.50 per mcf .  Net loss from operations for the six months ended June 30, 2011 was $(1,259,910) as compared to a net loss from operations of $(430,758) for the six months ended June 30, 2010. The net loss of $(1,294,073) during the six months ended June 30, 2011 included interest expense of $34,442. The net loss for the six months ended June 30, 2010 was $(454,352) included interest expense of $23,595.

Results of operations for the Three Months ended June 30, 2011 Compared to Three Months ended June 30, 2010.

The Company had $15,983 in revenues from operations during the quarter ended June 30, 2011, and $42,088 in revenues during the comparable period ended June 30, 2010. The price of natural gas for the three months ended June 30, 2011 was below $3.50 per mmcf.  Net loss from operations for the quarter ended June 30, 2011 was $(817,836) as compared to a net loss from operations of $(228,586) for the quarter ended June 30, 2010. The net loss of $(840,394) during the quarter ended June 30, 2011 includes interest expense of $22,697. The net loss for the quarter ended June 30, 2010 was $(240,384) and includes interest expense of $11,798.

The Company rents space for file storage and furniture for $1,393 for the six months ended June 30, 2011. The Company uses space rented by Director for meetings and to keep current records and pays $750 per quarter or $1,500 for the six months ended June 30, 2011.

As stated above, we will continue to operate the Company on an austere program of minimum overhead, while utilizing skills of its board members, independent contractors as administrative staff and individual independent contractors with expertise in business development, capital acquisition, corporate visibility, oil and gas development, geology and operations with the use of our common stock as incentives during the development of our business model. Further as opportunities for participation in profitable revenue producing projects come forward, we intend that consultants and advisors will be offered compensation from revenues or interests, direct participations, royalties or other incentives from the specific projects to which they contribute. While reducing the amount of variable costs, there is almost no way to reduce or offset our fixed expenses related to office expense, legal, accounting, transfer agent fees, Securities Act reporting, corporate governance, and shareholder communications. Our future expectation is that monthly operating expenses will remain as low as possible until new opportunities are initiated, of which there can be no assurance, in which event, the operating costs of the Company may increase relative to the need for administrative and executive staff and overhead to provide support for these new business activities. The other operating expenses increase by $391,734 for the six months ended June 30, 2011 due to the costs of due diligence, reserve studies, accounting, legal, and costs related to the purchase of the properties in described in the purchase and sale agreement.

Liquidity and Capital Resources

The Company had a working capital deficit as of June 30, 2011 of $690,295. This compares to a working capital deficit of $2,110,583 as of December 31, 2010.

The Company had a stockholder's equity at June 30, 2011 of $65,331. This is compared to stockholder's deficit at December 31, 2010 of $1,832,847. The stockholder's equity decreased due the Company's operating loss and increase by the sale of common stock.

The Company has net cash (used) by operating activities for the six months ended June 30, 2011 of $(458,777) as compared to net cash (used) by operating activities of $(5,287) for the six months ended June 30, 2010.

The Company had cash used in investing activities of $500,000 for deposit on acquisition for the six months ended June 30, 2011 and had no net cash used in investing activities for the six months ended June 30, 2010.

The Company had net cash provided by financing activities for the six months ended June 30, 2011 of $964,244 that includes sale of common stock of $103,500 and proceeds from loans of $870,000 less payments of $9,256 for advances – related parties as compared to no net cash provided by financing activities for the six months ended June 30, 2010.

At June 30, 2011, the Company had no material commitments for capital expenditures.

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

Item 4 - Controls and Procedures

As of June 30, 2011, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 1,001,000 shares of Common stock for $1,438,500.  The Common stock was sold $103,500 of cash and $1,335,000 in exchange for conversion of notes payable. The proceeds were used to finance the operations and the down-payment for the purchase of the oil & gas properties as described in the Purchase and Sale agreement reported in an form 8-K filed May 25, 2011 and form 8-K/A filed August 4, 2011.

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
Dated: August 22, 2011

By:	/s/ John Herzog, Interim CFO
John Herzog
Interim Principal Financial and Accounting Officer
Dated: August 22, 2011