Form 10-Q
period 2011-09-30
ARETE INDUSTRIES INC
filed 2011-11-21
CIK 820901

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2011

Or

 ☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to __________________

Commission File Number 33-16820-D

ARÊTE INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1508638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 141 Westminster, Colorado	80036
(Address of Principal Executive Offices)	(Zip Code)

303-427-8688
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes   ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes   ☑ No

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

As of November 11, 2011, Registrant had 7,764,476 shares of common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

ARÊTE INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2010	2011
ASSETS
Current assets
Cash and cash equivalents	$15,990	$498,886
Prepaid expenses	85,139	326,736
Revenue receivable	12,625	981,997
Total current assets	113,754	1,807,619

Property and equipment
Oil and natural gas properties, at cost, successful efforts method:
net of accumulated depletion, and depreciation of $64,608 (2011)	-	8,734,162
Furniture and equipment, at cost net of accumulated
depreciation of $173,076(2010) and $217,296(2011)	277,736	247,421
Total property and equipment	277,736	8,981,583

TOTAL ASSETS	$391,490	$10,789,202

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$604,271	$1,287,440
Accrued expenses	267,373	250,246
Accrued payroll taxes	111,690	111,690
Notes payable	-	1,050,000
Current portion of ARO	-	1,934
Contracts payable	536,528	18,750
Notes payable & advances related parties	704,475	108,069
Total current liabilities	2,224,337	2,828,129

Long-term portion of ARO	-	621,428

Total current liabilities	2,224,337	3,449,557

Stockholders' equity
Convertible Class A preferred stock; $10,000 face value,
10,000 shares authorized
Series 1, 750 shares authorized, 0 (2010)
and 522.5 (2011) shares issued and outstanding, liquidation preference $5,225,000	-	5,023,371
Series 2, 2,500 shares authorized, 0 (2010)
and 0 (2011) shares issued and outstanding	-	-
Common stock, no par value; 499,000,000 shares
authorized, 4,972,635 (2010) and 7,764,476 (2011)	13,611,903	16,904,154
shares issued and outstanding
Accumulated deficit	(15,444,750)	(14,587,880)

Total stockholders' (deficit) equity	(1,832,847)	7,339,645

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$391,490	$10,789,202

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months,
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2010	2011	2010	2011
Revenues
Oil & natural gas revenue	$34,606	$436,764	$135,086	$482,403
Other income	-	-	-	-
Gain of sale of oil & natural gas assets	-	2,479,934	-	2,479,934

Total revenues	34,606	2,916,698	135,086	2,962,337

Operating expenses
Lease operating expenses including
production taxes	79,629	226,095	247,278	337,468
Acquisition costs	-	11,821	-	469,322
Depreciation, depletion, and accretion	11,065	89,121	33,174	111,231
Rent	1,009	887	2,679	3,030
General and administrative	188,793	289,090	528,602	1,001,513

Total operating expenses	280,496	617,014	811,733	1,922,564

Net income (loss) from operations	(245,890)	2,299,684	(676,647)	1,039,773

Other income (expense):
Interest expense	(11,798)	(148,936)	(35,393)	(183,378)
Interest income	-	196	-	475

Total other income (expense)	(11,798)	(148,740)	(35,393)	(182,903)

Net income (loss)	$(257,688)	$2,150,944	$(712,040)	$856,870

Basic and diluted income (loss) per share	$(0.05)	$0.28	$(0.14)	$0.13

Weighted average common shares outstanding	4,950,000	7,715,000	4,940,000	6,575,000

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the nine months ended September 30, 2011
(UNAUDITED)

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Accumulated Deficit	Total
Balance at December 31, 2010	-	$-	4,972,635	$13,611,903	$(15,444,750)	$(1,832,847)
Issuance of common stock to directors
and consultants for services	-	-	1,690,841	1,753,751		1,753,751
Issuance of common stock in exchange
for debt conversion:
1) Notes to common stock	-	-	835,000	835,000		835,000
2) Notes to common stock officers and directors	-	-	62,500	500,000		500,000
Issuance of common stock in exchange
for cash	-	-	203,500	203,500		203,500
Issuance of preferred stock in exchange
for cash	522.5	5,225,000	-	-		5,225,000
Issuance costs for preferred stock	-	(201,629)				(201,629)
Net income					856,870	856,870
Balance at September 30, 2011	522.5	$5,023,371	7,764,476	$16,904,154	$(14,587,880)	$7,339,645

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
For the nine months ended, September 30,
(UNAUDITED)

	2010	2011

Cash flows from operating activities:
Net (loss) income	$(712,040)	$856,870
Adjustments to reconcile net inome (loss) to net
cash used in operating activities:
Depreciation and amortization	33,174	111,240
Stock issued for services, notes payable, and
interest on notes	24,500	469,500
Non cash compensation for services	331,599	426,876
Sale of oil & gas assets gain	-	(2,479,934)
Changes in assets and liabilities:
Accounts receivable	10,916	(969,372)
Accounts payable	177,730	683,169
Accrued expenses	121,089	179,143
Total adjustments	699,008	(1,579,378)

Net cash (used in) operating activities	(13,032)	(722,508)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(2,850)
Purchase of oil and gas properties	-	(5,682,211)

Net cash (used in) investing activities	-	(5,685,061)

Cash flows from financing activities:
Notes payable receipts	-	2,100,000
Payments made on notes payable	-	(430,000)
Proceeds from sale of common stock	-	203,500
Proceeds from sale of preferred stock	-	5,023,371
Receipt of advances - related parties	-	2,850
Payment of advances - related parties	-	(9,256)

Net cash provided by financing activities	-	6,890,465

Net increase (decrease) in cash and cash equivalents	(13,032)	482,896
Cash and cash equivalents at beginning of period	16,764	15,990

Cash and cash equivalents at end of period	$3,732	$498,886

Supplemental disclosure of cash flow information:
	2010	2011
Interest paid during the period	$-	$141,996
Income taxes paid during the period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
During the nine months ended September 30, 2011 non-cash expenses for contracts with consultants amounted to $426,876.
During the nine months ended September 30, 2011 wages to officers and directors and fees to consultants of $1,284,251 were paid by the issuance of common stock.
During the nine months ended September 30, 2010 non-cash expenses for contracts with consultants amounted to $211,805.
During the nine months ended September 30, 2011, notes payable of $1,335,000 were converted into common stock.
During the nine months ended September 30, 2010 wages to officers and directors and fees to consultants of $24,500 were paid by the issuance of common stock.

See accompanying notes

ARÊTE INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

1. Basis of Presentation

The accompanying financial statements have been prepared by the Company and its subsidiary, without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2010 and September 30, 2011, and the results of operations, stockholders’ equity, and cash flows for the periods ended September 30, 2010 and September 30, 2011.

In September 2011the Company closed a purchase of and is operating oil & natural gas properties in Colorado, Montana, Kansas, and Wyoming.  The Company also operates a gas pipeline in Wyoming. An inactive subsidiary has discontinued operations and is consolidated in the Company’s financial statements.

The Company incurred significant losses until the three months ended September 30, 2011, and at September 30, 2011 the Company had a working capital deficit of $1,020,510 and stockholders' equity of $7,339,645. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.  The Company expects to rely on the sale of equity, loans, and cash flow from current operations to fund operations going forward.

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has proven reserves. If an exploratory well does not result in reserves, the capitalized costs of drilling the well, net of any salvage, are charged to expense. The costs of development wells are capitalized, whether the well is productive or nonproductive.

The Company’s business strategy is focused on targeting oil and gas exploration and production opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. In addition, the strategy includes purchase and sale of acreage prospective for oil and natural gas that could provide cash flow from sale, drilling opportunities, and royalty income.

2. Reclassifications

A reclassification was made on the December 31, 2010 balance sheet and September 30, 2010 cash flow statement. It was determined that a prepaid expense and a payable should not have been recorded for consulting services which were to be paid in stock but the stock had not been issued .

3. Delinquent amounts payable

As of September 30, 2011, the Company had a discontinued inactive subsidiary that has delinquent payments of various payroll taxes and possible penalties from fiscal years prior to fiscal 2002. Failure to pay these liabilities could result in liens being filed on the Company's assets and may result in assets being attached by creditors. (Note 4)

4. Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of $8,709,684 as of December 31, 2010 which expire in years through 2030. The Company expects to use approximately $750,000 of the net operating losses during 2011.

A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. The Company had income of $856,870 for the nine months ended September 30, 2011 that it expects to utilize as part of the net operating loss.

5. Discontinued Operations

The Company's decision to pursue projects and investments in oil and natural gas exploration and production required that it formally discontinue its former operations beginning August 1, 2003. This decision is reflected by a change in the presentation of the Company's financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current three month period or nine month period of this reclassification.

During 2003, the Company abandoned the development of an inactive subsidiary. At September 30, 2011, the remaining liabilities of this division were $111,690 in unpaid payroll taxes, other payables, and possible penalties.

6.  Stock transactions

Common Stock:

On April 11, 2011 the Company held its annual meeting. The shareholders voted to reverse split the common stock of the Company 100 for 1. The effective date of the reverse split was April 18, 2011.  All references to shares have been restated to reflect the reverse stock split if it had occurred at the beginning of the earliest period presented

During the nine months ended September 30, 2011, the Company had the following common stock issuances:

•	The Company issued 1,540,000 shares of common stock to third parties to pay its contract obligations and to release certain pledges of directors’ common stock securing the payables;
•	The board of directors authorized three of the directors to exchange $500,000 of their loans and advances to the Company for 62,500 shares of common stock or $8.00 per common share;
•	The Company issued 72,841 shares of common stock for its obligation for directors’ fees accrued of $128,000;
•	The Company sold 203,500 shares of common stock for cash of $203,500 to third parties;
•	The Company issued 75,000 shares for consulting services to a third party related to the acquisition of properties, such services valued at $457,500;
•	The Company issued 3,000 shares of common stock to three persons in exchange for loan fees payable to a stockholder, a third party and our CEO, of $12,000; and
•	The Company exchanged $835,000 of notes payable to 14 third parties for 835,000 shares of common stock.

Preferred Stock:

The Company recently undertook a private placement of its Preferred Stock Series A1 for the sale of 750 shares at $10,000 per share, on a “best efforts” basis with a minimum offering of 520 shares and maximum offering of 750 shares at $10,000 per share. On September 29, 2011 the Company closed on the minimum by issuing 522.5 shares or $5,225,000 received. The following are the terms of the Preferred Stock Series A1:

 Authorized Shares, Stated Value and Liquidation Preference. Seven hundred fifty shares are designated as the Series A1 15% Convertible Preferred Stock, which has a stated value and liquidation preference of $10,000 per share.

Ranking. The Series A1 Preferred Stock will rank senior to future classes or series of preferred stock established after the issue date of the Series A1 Preferred Stock, unless the Company’s Board of Directors expressly provides otherwise when establishing a future class or series. The Series A1 Preferred Stock ranks senior to our common stock in liquidation and dissolution.

Dividends. Holders of Series A1 Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, non-cumulative dividends at an annual rate of 15.0% of the $10,000 per share liquidation preference.  Declared dividends are payable in cash or in shares of Common Stock (at its then fair market value), at the election of the Company.

Voting Rights. The holders of the Series A1 Preferred Stock will vote together with the holders of common stock as a single class on all matters upon which the holders of common stock are entitled to vote, except that the common stock will elect four directors and the Series A1 Preferred Stock will elect three directors. Each share of Series A Preferred Stock will be entitled to such number of votes as the number of shares of common stock into which such share of Preferred Stock is convertible; however, solely for the purpose of determining such number of votes, the conversion price per share will be deemed to be $3.30, subject to customary anti-dilution adjustment. In addition, the holders of the Series A1 Preferred Stock will vote as a separate class with respect to certain matters, including amendments to the Company’s Articles of Incorporation that alter the voting powers, preferences and special rights of the Series A1 Preferred Stock.

Liquidation. In the event we voluntarily or involuntarily liquidate, dissolve or wind up, the holders of the Series A1 Preferred Stock will be entitled, before any distribution or payment out of our assets may be made to or set aside for the holders of any of our junior capital stock and subject to the rights of our creditors, to receive a liquidation distribution in an amount equal to $10,000 per share, plus any declared but unpaid dividends. A merger, consolidation or sale of all or substantially all of our property or business is not deemed to be a liquidation for purposes of the preceding sentence.

Redemption. The Series A1 Preferred Stock is redeemable in whole or in part at our option at any time.  The redemption price is equal to $10,000 per share, plus any declared but unpaid dividends.

Preemptive Rights.  Holders of the Series A1 Preferred Stock do not have preemptive right to purchase securities of the Company.

Mandatory Conversion. Each share of Series A1 Preferred Stock remaining outstanding will automatically be converted into shares of our common stock upon the earlier of (i) any closing of an underwritten offering by the Company of shares of Common Stock to the public pursuant to an effective registration statement under the Securities Act of 1933, in which the aggregate cash proceeds to be received by the Company and selling stockholders (if any) from such offering (without deducting underwriting discounts, expenses and commissions) are at least $15,000,000, and the price per share paid by the public for such shares is at least $3.30  (such price to be adjusted for any stock dividends, combinations or splits or (ii) the date agreed to by written consent of the holders of a majority of the outstanding Series A1 Preferred Stock.
.
Optional Conversion by Investors.  At any time, each holder of Series A1 Preferred Stock has the right, at such holder’s option, to convert all or any portion of such holder’s Series A1 Preferred Stock into shares of our common stock prior to the mandatory conversion of the Series A1 Preferred Stock at a price of $3.30 per share.

Optional Conversion by the Company.  On or after six months from the date that the first share is issued, if the closing price of the Common Stock on the Trading Market is $4.50 or more for 20 consecutive trading days, then up to 25% of the outstanding stated value of the Series A1 Preferred Stock, plus any accrued and unpaid dividends, will be subject to conversion into Company common stock at the option of the Company.  For each successive period that the closing price of the common stock is at least $4.50 for a period of 20 consecutive trading says beyond the first 20 day period, the Company will have the right to convert another 25% of the outstanding Series A1 Preferred Stock, such that if the closing price of the common stock is at least $4.50 for 80 consecutive trading days, then all of the outstanding shares of Series A1 Preferred Stock may be converted into Company common stock at the Company’s option.

Conversion Price.  Each share of Series A1 Preferred Stock is convertible into shares of common stock at a conversion price of $3.30 per share, subject to customary anti-dilution adjustments, including in connection with stock dividends and distributions, stock splits, subdivisions and combinations.

Redemption by Holder.  Unless prohibited by Colorado law governing the Company, upon ninety days’ prior written request from any holders of outstanding shares of Series A1 Preferred Stock, the Company may, at its discretion, redeem at a redemption price equal to the sum of (i) $10,000 per share and (ii) the accrued and unpaid dividends thereon, to the redemption date, up to one-third of each holder’s outstanding shares of Series A1 Preferred Stock on: (i) the first anniversary of the Original Issuance Date (the “First Redemption Date”), (ii) the second anniversary of the Original Issue Date (the “Second Redemption Date”) and (iii) the third anniversary of the Original Issue Date (the “Third Redemption Date”, along with the First Redemption Date and the Second Redemption Date, collectively, each a “Redemption Date”). The redemption price for any shares of Series A1 Preferred Stock shall be payable on the redemption date to the holder of such shares against surrender of the certificate(s) evidencing such shares to the Corporation or its agent.  In the event the Company does not make a requested redemption in the conversion price with respect to the preferred shares requested to be redeemed shall be reduced by 50%.

7.   Contracts Payable

The Company had a director of the Company pay for consulting services related to the marketing of the Company, its financing and financial operations. The director paid the consultants 320,000 shares of his common stock of the Company in exchange for the services valued at $ 330,000. One of the contracts is for a period of one year, the fiscal year 2010, amortized over that period. The second contract is for two years beginning January 1, 2010 and will be amortized over the two year period. The unused balance of the contact is carried as prepaid expenses. The stock was repaid in equal shares during the second fiscal quarter and was adjusted for the 100 to 1 stock reverse on a pro rata basis.

The Company owes a director for services related to the operations of the pipeline business and purchase of oil and gas properties. The board of directors agreed to pay the director on a three year contract beginning January 1, 2010 $245,000 to be paid in the form of 350,000 shares of common stock.  The expense will be amortized over the life of the contract at $30,625 per quarter and the unused balance will be carried as a prepaid expense.  The contract was paid in equal shares during the second fiscal quarter of 2011.

The Company entered into a consulting contract with an unrelated party for financing, structure, and investor services on March 2, 2010 for 800,000 shares of Common Stock valued at $500,000. The contract is for a period of three years and will be amortized over a thirty-six month period. The contract was paid in equal shares during the second fiscal quarter and 770,000 shares were issued in May 2011.

The Company owed its directors for services for part of 2008, 2009, 2010 and first quarter 2011. They were accruing $128,000 during fiscal 2010 and first quarter  of fiscal 2011to be paid in the future with 72,841 shares of Common Stock valued at an average of  $1.76 per share. All shares were issued in May 2011.

8.  Notes payable

In May 2011, the Company received proceeds from a bridge loan of $250,000 from two unrelated individuals at 12% interest. The loan is secured by shares of common stock owned by the CEO of the Company and due on August 31, 2011 and verbally extended to November 30, 2011.  In July 2011, the Company received proceeds from a second bridge loan of $380,000 from four unrelated individuals at 10% interest. The loans are unsecured and due on September 30, 2011 verbally extended to November 30, 2011. The balance of the loans outstanding at September 30, 2011 is $325,000.

The Company secured a note for a maximum $850,000 with a stockholder. The note has an assignment of the production receivable of $981,203. The interest rate is 12% plus a processing and loan fees to be determined by the usage of the line and length of the outstanding balance with a minimum interest charge of $150,000. The note had an outstanding balance at September 30, 2011 of $725,000.

9.  Advances – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

As of December 31, 2010 and September 30, 2011, the Company owed the related parties are unsecured, due on demand, and working capital advances:

	2010	2011
Advances – Donald Prosser (2)	$220,000	$20,000
Advances – Donald Prosser (3)	4,290	2,850
Advances – Donald Prosser (1)	215,000	-
Advances – Charles Gamber (3)	4,966	-
Advances – William Stewart (3)	20,219	20,219
Advances – William Stewart (2)	75,000	25,000
Advances – Charles Davis (2)	125,000	-
Advances – Charles Davis (2)	40,000	40,000
Balances	$704,475	$108,069
__________

(1) Donald W. Prosser pledged 735,000 shares of his Common stock to unrelated individuals in exchange for a loan to the Company of $735,000 due in May 2011. The advance was used as working capital. John Herzog pledged 100,000 shares of his Common stock to individuals in exchange for a loan to the Company of $100,000 with no interest due in May 2011.
(2) $460,000 at December 31, 2010 and $85,000 at September 30, 2011 of the advances bear interest at 9.6% per annum.
(3) $29,475 at December 31, 2010 and $23,069 at September 30, 2011 of the advances bear interest at 8.0% per annum.

The Company has related party payables of accrued interest to the officers and directors above of $ 31,575 at September 30, 2011. In addition, the Company owes an entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of September 30, 2011 for expenses of $105,748 was included in accounts payable and production to the operator of $475,955 and $576,791 for the oil in tanks at April 1, 2011, also included in accounts payable. The Company accrued $60,000 for director fees for the second and third quarters 2011.

10. Purchase and sales agreement for purchase of oil & natural gas assets

On May 25, 2011,  the Company entered into a Purchase and Sale Agreement and other related agreements and documents with the Tucker Family Investments, LLLP, DNR Oil & Gas, Inc. (“DNR”), and Tindall Operating Company (collectively, the “Sellers”) for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana (collectively, the “Original Purchase and Sale Agreement”).  DNR is owned by a director of the Company, Charles B. Davis.  The consideration for the purchase was determined by arms-length bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price for the properties was $10 million, of which the Company paid a nonrefundable down payment of $500,000 and the remaining $9.5 million was financed by the Sellers pursuant to a promissory note due July 1, 2011. The Company was unable to arrange the funding to pay the $9.5 million promissory note due on July 1, 2011, and therefore, the note was not paid. On July 29, 2011, the Company and Sellers entered into an Amended and Restated Purchase and Sale Agreement regarding the acquisition by the Company of the oil and gas properties. The material terms of the agreement are a base purchase price for the properties of $11 million to be paid by an initial payment of Nine Hundred Thousand and 00/l00 Dollars ($900,000.00), comprised of (i) a credit in the amount of Five Hundred Thousand and 00/l00 Dollars ($500,000.00) previously paid by Buyer in connection with the Original Purchase and Sale Agreement; and (ii) Four Hundred Thousand and 00/l00 Dollars ($400,000.00) in funds contemporaneously with the execution of the Agreement. The remaining principal balance of the base purchase price in the amount of Ten Million One Hundred Thousand and 00/l00 Dollars ($10,100,000.00), together with interest at the monthly interest rate of Eighty Three Hundredths of One Percent (0.83%), will be paid to Sellers in three monthly payments, with $3,700,000.00 due August 15, 2011 (extended to August 31, 2011), and $3,200,000.00 due on each of September 15, 2011 and October 15, 2011 and were paid in full and closed September 29, 2011.  If the Company increases its proven producing net oil reserves or net gas reserves by drilling or recompletion on certain of the acquired properties in Colorado and Kansas, then the Company will pay $250,000 for every 20,000 bbl or 150,000 mcf increase respectively, which amount will be increased by a factor if the Nymex prices for oil or gas stay above a specified price floor for more than 60 days.  Cumulative payments under the additional purchase price factor for the Colorado and Kansas properties are limited to $5 million.  The Company will also make similar payments to Sellers if the Company increases reserves in the Wyoming properties, and the Company will make additional payments under a formula by which Sellers and the Company will share proceeds of sales or production from untapped formations on the properties to be acquired in Wyoming.  Cumulative payments under the additional purchase price factor for the Wyoming properties are limited to $20 million. The aggregate of all additional purchase price payments from all factors is capped at $25 million.

The Company also had an agreement for the right to receive a portion of the proceeds from sale of certain of the properties that could be sold before payment in full of the base purchase price and assignment of the properties to the Company. Certain properties were sold on August 23, 2011 and the Company received $5,101,047 for its share of the proceeds on the sale. The Company applied the proceeds to the payments due under the purchase and sale agreement. On September 29, 2011 the Company paid the balance of $5,120,194 that included $121,241 of interest. The Company as part of the agreement received the production of oil and gas from April 1, 2011 and was responsible was the lease operating expenses for that period. The net proceeds of the production, production taxes, and lease operating expenses from April 1, 2011 to July 29, 2011 of $766,812 was applied to the carrying costs of the oil & natural gas properties. The balance of the production from August 1, 2011 to September 30, 2011 of $436,764 revenue, $36,903 production taxes, and $185,469 lease operating expenses has been included in the statement of operations. At September 30, 2011 the balance due from DNR for the net production is $981,203. The Company is in the process of evaluating the purchase and the allocation of the purchase price per well. The balance of the oil and natural gas asset is $8,798,770 that includes the purchase price, the allocation of production April 1, 2011 to July 29, 2011, the oil in tanks April 1, 2011, and the liability for Asset Retirement Obligations (Note 11).

11. Asset Retirement Obligations (ARO)

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and accretion expense in the Consolidated Statements of Operations.

12.  Pro-Forma Information Acquisition

 The combines the pro forma information for the above acquisition and sale of leases and includes the information as reported for each for the applicable periods:

	Nine months	Nine months
	Ended	Ended
	September 30, 2010	September 30, 2011
Revenue	$2,531,109	$4,785,633
Net income from operations	458,588	1,832,396
Net income	$240,292	$1,466,590
Earnings per share
Net income	$0.05	$0.22
Weighted average shares	4,940,000	6,575,000

	Three months	Three months
	Ended	Ended
	September 30, 2010	September 30, 2011
Revenue	$849,761	$3,731,853
Net income from operations	125,234	2,670,808
Net income	$52,485	$2,461,117
Earnings per share
Net income	$0.01	$0.32
Weighted average shares	4,950,000	7,715,000

The revenue for the nine months ended September 30, 2011 includes the gain of sale assets of oil and natural gas properties of $2,479,934. The information for all periods excludes the applicable revenue, lease operating expenses, and related expenses for the assets that were sold.

13. Subsequent Events

The Company contacted and purchased the remaining 50 % working interest in a well and lease that they already owned a 50% working interest in Wyoming for $168,420. The purchase was completed November 10, 2011.

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

Critical accounting policies

The Company’s discussion and analysis of its financial condition and results of operation are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  The Company analyzes its estimates, including those related to oil and natural gas revenues, oil and natural gas properties, marketable securities, income taxes and contingencies.

The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements and the uncertainties that it could impact results of operations, financial conditions and cash flows. The Company accounts for its oil and natural gas properties under the successful efforts method of accounting. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset.  Depletion, depreciation and amortization of oil and natural gas properties and the periodic assessments for impairment are based on underlying oil and natural gas reserve estimates and future cash flows using the prior 12 month average oil and natural gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. Historically, oil and natural gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in oil and natural gas prices received could have a significant impact on future results.

Stock issuances

Historically the Company has relied upon the issuance of shares of its common and preferred stock, and options to purchase its common stock and preferred stock to fund much of its operations. The following describes the methods used to record various stock related transactions.

We account for equity instruments issued to employees and directors for services based on the fair value of the equity instruments issued and account for equity instruments issued to other than employees and directors based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

Compensation related to the issuance of common stock to employees and directors is recorded at the market price of the common stock. The Company's common stock issued to consultants is recorded at the market price of the Company's common stock at the measurement date.

Plan of Operation

In September 2006, the Company acquired a gas gathering system (pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This pipeline is currently transporting approximately 900,000 Mcf (thousand cubic feet) of coal bed methane per day and has been cash flowing from its operations until the current quarter when we did not sell natural gas due to the low prices being paid. This system has a current throughput capacity of approximately 4 million cubic feet (“MMcf”) of gas per day. Gathering fees are subject to contracts which are life of lease or 10-year contracts expiring in 2012.

In May 2011 we entered into a Purchase and Sale Agreement for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana. The purchase price for the acquisition was $11,000,000. The purchase is part of our strategy to enter the oil and natural gas exploration and production business. Potential additional purchase price payments are due under the following circumstances.  If the Company increases is proven producing net oil reserves or net gas reserves by drilling or recompletion on certain of the acquired properties in Colorado and Kansas, then the Company will pay $250,000 for every 20,000 bbl or 150,000 mcf increase respectively, which amount will be increased by a defined percentage if the Nymex prices for oil or gas stay above a specified price floor for more than 60 days.  Cumulative payments under the additional purchase price factor for the Colorado and Kansas properties are limited to $5 million.  The Company will also make similar payments to sellers if the Company increases reserves in the Wyoming properties, and the Company will make additional payments under a formula by which Sellers and the Company will share proceeds of sales or production from untapped formations on the properties acquired in Wyoming.  Cumulative payments under the additional purchase price factor for the Wyoming properties are limited to $20 million. The aggregate of all additional purchase price payments from all factors is capped at $25 million. Part of our strategy is to monitor the current production, seek to develop the property with infield drilling, explore sales and purchases of additional leases and operating wells with upside potential. We are currently evaluating several opportunities for drilling in Kansas and Colorado. We have had preliminary discussions on three properties for sale, joint venture, or farm-out in Wyoming. However, we need to augment our current financial potential to establish a plan for the development in Wyoming.

As part of the purchase we had an agreement to receive a portion of the proceeds from sale of certain of the properties that could be sold before payment in full of the base purchase price and assignment of the properties to us. In fact, some of these properties were sold and we recognized a gain on the sale of these assets of $2,479,934 in the quarter ended September 30, 2011.

Financial Condition

The agreement for the purchase of the oil and natural gas properties provided that we receive the production of oil and gas from April 1, 2011 and were responsible for the lease operating expenses for that period. The net of the production, production taxes, and lease operating expenses from April 1, 2011 to July 29, 2011 of $766,812 was applied to the carrying costs of the oil & natural gas properties. The balance of the production from August 1, 2011 to September 30, 2011 of $436,764 revenue, $36,903 production taxes, and $185,469 lease operating expenses has been included in operations for the September 30, 2011 quarter. At September 30, 2011 the balance due from DNR for our net production was $981,203. We plan to use this current production as a revenue base and our goal is that with the completion of our drilling plan that we are developing in Kansas and Colorado we will seek sufficient cash flow to operate without additional financing. We will need additional financing to grow and develop our properties but we have no commitments for financing currently.

In prior periods, we wrote off fixed assets and inventory and molds held for disposal from discontinued operations of our inactive subsidiary. Additionally, we continue to reduce certain amounts payable from discontinued operations as extinguishment of debt. We expect future write-downs and reclassifications from discontinued operations and extinguishment of debt to be nominal and incremental in nature.

At September 30, 2011, total liabilities increased by $1,225,220 compared to December 31, 2010, with an increase in accounts payable of $683,169, a decrease in accrued expenses of $(17,127), an increase in notes payable of $1,050,000, a decrease of $(517,778) for payment of contracts for services, a decrease of $(596,406) in notes payable and advances – related parties, an increase of our asset retirement obligation of $623,362. Net income was $856,870, decreasing the accumulated deficit as of September 30, 2011 to $14,587,880, compared to an accumulated deficit as of December 31, 2010 of $15,444,750. The sale of common and preferred stock increased our stockholders’ equity to $7,339,645.

During the quarter ended September 30, 2011, the Company sold 100,000 shares of common stock for cash of $100,000.

Also, the Company undertook a private placement of its Preferred Stock Series A1 for the sale of 750 shares at $10,000 per share.  On September 30, 2011 the Company closed on the minimum by issuing 522.5 shares or $5,225,000 received.

We obtained this financing to complete the payment of the Purchase and Sale contract for oil and natural gas properties in Wyoming, Colorado, Kansas, and Montana and closed the purchase on September 29, 2011 by making the final payment. We had previously arranged a sale of one of the properties that created $5,101,047 in cash flow for the purchase. In addition, we are evaluating the use of a joint venture, or secured financing against several of the properties included in the purchase. We believe that this part of our business strategy plans will help to complete the purchase, drilling, and operational financing needed for the next year. We do not have any signed agreements on the items we are arranging so the outcome of the financing is still unknown at this time. If the financing arrangement do not get completed it could affect the future operations of the Company.

Results of operations for the Nine Months ended September 30, 2011 Compared to Nine Months ended September 30, 2010. (All references to 2011 refer to the nine months ended September 30, 2011 and all references to 2010 refer to the nine months ended September 30, 2010)

Revenue

The revenues in 2011 significantly increased due to our purchase of the oil and natural gas properties. We recognized $2,962,337 in revenues from operations that included $482,403 of oil and natural gas operating revenue and $2,479,934 from the sale oil and natural properties. The gain on sale of oil and gas assets, although part of our continuing business strategy, should not be relied upon as normal and continuing. We have in our operating plan for these types of transactions but do not know the timing or the amount of any potential sales and we have no agreements of this nature at this time.  The oil and natural gas revenues in 2011 include $45,639 in revenues from the pipeline in Wyoming, but with prices below $3.50 per mcf no revenue was received in the third quarter due to low natural gas prices. The oil and natural gas revenue from the acquisition was $436,764 and the production has an average price $74.65 BOE. All of the oil and natural gas revenue 2010 was from the pipeline in Wyoming.

Lease operating expenses

The lease operating expenses for 2011 were $337,468 compared to $247,278 in 2010. The 2011 lease operating expenses included $222,372 for the oil and natural gas properties we purchased in 2011 and the balance of $115,096 included the lease operating expenses related to our Wyoming pipeline. All of the lease operating expenses for 2010 were related to the Wyoming pipeline.

Acquisition costs

The acquisition costs for 2011 were $469,322 compared to no acquisition costs in 2010. All of these costs were related to the significant acquisition of oil and natural gas properties we completed in the third quarter on 2011.

Depreciation, depletion, and accretion

The depreciation, depletion, and accretion expenses for 2011 were $111,231 compared to $33,174 in 2010. The depreciation, depletion, and accretion expenses included $33,174 depreciation for the Wyoming pipeline in 2011 and 2010 and the balance for 2011 related to the oil and natural gas properties we acquired in the third quarter of 2011.

General and administrative

General and administrative expenses for 2011 were $1,001,513 versus $528,602 for 2010. The increase in 2011 was due primarily to increases in investor relation costs, and secondarily, legal and accounting costs relating to the increase in compliance filing and the acquisition of assets in 2011.

Net income

 Net income from operations in 2011 was $1,039,773 compared to a net loss from operations of $(676,647) in 2010. The 2011 net income was $856,870 which included $183,378 in interest expense and $475 of interest income. The net loss for 2010 was reduced by $35,393 of interest expense, resulting in net loss of $(712,040).

Results of operations for the Three Months ended September 30, 2011 Compared to Three Months ended September 30, 2010. (All references to 2011 refer to the three months ended September 30, 2011 and all references to 2010 refer to the three months ended September 30, 2010)

Revenue

In 2011, the Company recognized $2,916,698 in revenues that included $436,764 of oil and natural gas revenue and $2,479,934 pursuant to a sale of oil & natural leases gain. The Company recognized $34,606 in revenues in 2010. As indicated earlier, although we may sell interests in oil and gas leases, we do not except significant gains from oil and natural gas properties as an ongoing part of our business. Average prices received per BOE were $74.65 in 2011. There was no natural gas revenue for 2011 due to low natural gas prices.

Lease operating expenses

Lease operating expenses for 2011 were $226,095 compared to $79,629 for 2010, which expense included $222,372 for the oil and natural gas properties purchased in 2011and the balance of $3,723 included the Wyoming pipeline expenses. All lease operating costs in 2010 related to our pipeline.

Acquisition costs

The Acquisition costs in 2011 were $11,821 compared to no acquisition costs in 2010. All the 2011 costs were related to the acquisition of oil and natural gas properties, completed in the third quarter of 2011.

Depreciation, depletion, and accretion

The Depreciation, depletion, and accretion expenses in 2011 were $89,121 compared to like costs of $11,065 in 2010. These expenses in 2011 included $11,065 depreciation for the Wyoming pipeline and the balance related to acquisition of oil and natural gas properties.

General and administrative

General and administrative expenses in 2011 were $289,090 versus $188,793 for 2010. The increase of $100,297 for 2011 included an increase in legal, accounting, audit, and investor relation costs. As we seek to expand operations we expect that these costs will increase.

The Company rented space for file storage and furniture for $780 for the nine months ended September 30, 2011. The Company uses space rented by a director for meetings and to keep current records and pays $750 per quarter. Our office costs continue to be minimal.

Net income

Net income from operations for 2011 was $2,299,684 compared to a net loss from operations of $(245,890) for 2010. The net income for 2011 was $2,150,944, which included interest expense of $148,936 and interest income of $196. The 2010 net loss $(257,688) included $11,798 of interest expense.

Liquidity and Capital Resources

The Company had a working capital deficit as of September 30, 2011 of $1,020,510 compared to a working capital deficit of $2,110,583 as of December 31, 2010. Our plan to eliminate the working capital deficit includes seeking to use net cash flow from operations to pay payables, refinance our current debt to long-term and complete our equity financing.

Management believes that the Company may experience difficulty raising additional equity capital or debt due to our lack of capital and operating history.  During 2011, the Company eliminated a substantial amount of its outstanding debt and achieved operating revenue from its oil and natural gas operations. However, the chances of success of raising additional equity or debt capital are uncertain.

Unless and until it achieves success in its proposed operating activities, of which there is no assurance, the Company may continue to be required to issue further stock to pay executives, consultants and other employees, which would likely have a continuing dilutive effect on other shareholders of the Company. Failure of the Company to acquire additional capital in the form of either debt or equity capital or achieve meaningful revenue from proposed operations will most likely impair the ability of the Company to meet its obligations in the near-term and long-term.

The Company has net cash in (used in) operating activities for the nine months ended September 30, 2011 of $(722,508) compared to net cash (used in) in operating activities of $(13,032) for the nine months ended September 30, 2010.

The Company had net cash used in investing activities of $(5,685,061) for the nine months ended September 30, 2011, that included the purchase of the purchase of oil and natural gas properties and  had no cash from investing activities for the nine months ended September 30, 2010.

The Company had net cash provided by financing activities of $6,890,465, that included net cash from loans of $1,670,000 net, common stock of $203,500, and preferred stock of $5,023,371 for the nine months ended September 30, 2011 and had no net cash provided by financing activities for the nine months ended September 30, 20010.

At September 30, 2011, the Company had a commitment of $168,420 for the purchase of a 50 percent working interest in Wyoming, which interest was purchased in November, 2011.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is defined by Rule 229.10 (f)(1) as a “Smaller Reporting Company” and is not required to provide or disclose the information required by this item.

ITEM 4 - CONTROLS AND PROCEDURES

As of September 30, 2011 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 20, 2011, the Company began a private placement of up to 750 shares of its newly creased 15% Series A1 Convertible Preferred Stock at a purchase price per share equal to $10,000 for aggregate cash proceeds of up to $7,500,000. The terms of the private placement required the Company to sell a minimum of 520 shares of the 15% Series A1 Convertible Preferred Stock, and on September 30, 2011, the Company broke escrow and sold the minimum 520 shares for aggregate cash proceeds of $5,200,000. Also, during the quarter ended September 30, 20110, the Company sold 100,000 shares of its common stock in a private transaction. All of these common stock shares and preferred shares were sold in reliance upon exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) and Rule 506 promulgated thereunder. These securities qualified for exemption under Rule 506 promulgated under Section 4(2) of the Securities Act because the issuance of securities by the Company did not involve a “public offering”. Each issuance was not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offeree was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees.

A description of the terms of the 15% Series A1 Convertible Preferred Stock, including its terms of conversion of such preferred stock into shares of common stock is set forth elsewhere in this report and in the Company’s Current Report on Form 8-K dated September 30, 2011.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5 - OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ARÊTE INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: November 21, 2011	By:	/s/ Donald W Prosser, CEO
Donald W Prosser, Chief Executive Officer

Dated: November 21, 2011	By:	/s/ John Herzog, Interim CFO
John Herzog,
Interim Principal Financial and Accounting Officer