Form 10-K
period 2011-12-31
ARETE INDUSTRIES INC
filed 2012-04-16
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s Telephone Number, Including Area Code: (303) 427-8688

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

On March 31, 2012 the aggregate market value of the 5,954,448 common stock held by non-affiliates of the Registrant was approximately $8,336,227.

On March 31, 2012 the Registrant had 7,764,476 shares of common stock outstanding.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

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

Mr. Donald W. Prosser continued his responsibilities as Chairman and Chief Executive Officer. Mr. Charles Gamber is the Corporate Secretary, John R. Herzog is the acting CFO, and Mr. Charles B. Davis serves as Chief Operating Officer who joined the Company because of his oil & gas background and great experience in the business. We are in the process of expanding the number of board members to at least seven.

In September 2006, the Company acquired a gas gathering system (pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. During the first half of 2011, this pipeline was currently transporting approximately 900,000 Mcf (thousand cubic feet) of coal bed methane per day and had been cash flowing from its operations until the June 2011 when we did not sell natural gas due to the low prices being paid. This system has a current throughput capacity of approximately 4 million cubic feet (“MMcf”) of gas per day. Gathering fees are subject to contracts which are life of lease or 10-year contracts expiring in 2012.

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

As part of the purchase we had an agreement to receive a portion of the proceeds from sale of certain of the properties that could be sold before payment in full of the base purchase price and assignment of the properties to us. In fact, some of these properties were sold and we recognized a gain on the sale of these assets of $2,479,934 in the year ended December 31, 2011.

The following table provides information regarding our oil and natural gas producing assets and operations located in our core areas of operations.

	Proved Reserves at 2011 Year-End					2011 Average Monthly Production (BBLe) (e)
	Quantity (BBLe) (a)	Pre-Tax PV 10% (b)	% Oil (c)	Productive Wells During 2011
State				Gross	Net (d)
Wyoming	222,987	$4,208,112	78.9%	40.0	34.3	2,198
Kansas	159,586	4,377,810	100.0%	5.0	3.4	597
Colorado	124,105	2,259,149	31.8%	8.0	7.7	778
Montana	6,223	20,374	0.0%	2.0	1	53

	512,901	$10,865,445	73.1%	55.0	46.8	3,626

(a)	BBLe is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of oil.
(b)	The prices used to calculate this measure were $83.79 per barrel of oil and $5.84 per Mcf for natural gas. These prices were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December 31, 2011, which resulted in benchmark prices of $96.19 per barrel for crude oil and $4.12 per MMbtu for natural gas. Benchmark prices were further adjusted on a well by well basis for transportation, quality and basis differentials to arrive at the prices used for this report.

(c)	Computed based on BBLe using the ratio of six Mcf of natural gas to one barrel of oil.
(d)	2011 average monthly production is for the entire year ended December 31, 2011, although the Company did not acquire its ownership interest in the properties until July 29, 2011.
(e)	2011 average monthly production is for the entire year ended December 31, 2011, although the Company did not acquire its ownership interest in the properties until July 29, 2011.

Reconciliation of Standardized Measure to PV10%

PV10% is the estimated present value of the future net revenues from our proved oil and natural gas reserves before income taxes discounted using a 10% discount rate. PV10% is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. We believe that PV10% is an important measure that can be used to evaluate the relative significance of our oil and natural gas properties and that PV10% is widely used by securities analysts and investors when evaluating oil and natural gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. We believe that most other companies in the oil and natural gas industry calculate PV10% on the same basis. PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. The table below provides a reconciliation of our standardized measure of discounted future net cash flows to our PV10% value

The following table reconciles the Standardized Measure to PV 10%:

	Standardized Measure		Reserve Study
Future cash inflows	$36,256,572		$36,256,572
Future production costs	(14,467,156)		(14,467,156)
Future development costs	(964,486)		(964,486)
Future income taxes	(4,687,201)		—

Future net cash flows	16,137,729		20,824,930
10 percent annual discount	(7,795,729	)(a)	(9,959,485)

Standardized measure of discounted future net cash flows	$8,342,000		$10,865,445

(a) Income Tax Reconciliation
Income effect on PV10%	$(2,163,756)
10 percent annual discount	9,959,485

Income tax 10 percent annual discount	$7,795,729	(a)

Business Strategy

Our business strategy is three fold in approach. 1) We plan to and have acquired oil and natural gas operating properties that will provide for the operation of the Company. 2) Acquire leases that have development possibility either for us to drill and or with other companies on a joint venture or farm-out basis to provide controlled growth. Part of this plan would include the possibility of selling leases and retaining an overriding royalty in the property and a right to buy back into future development. 3) We are looking for acquisitions of producing properties with future development.

Competitive Business Conditions

The oil and natural gas industry is intensely competitive, and we will compete with numerous other companies engaged in the exploration and production of oil and gas. Some of these companies have substantially greater resources than we have. Not only do they explore for and produce oil and natural gas, but also many carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties. They may also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Our larger or integrated competitors may have the resources to be better able to absorb the burden of current and future federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to locate reserves and acquire interests in properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and consummate transactions in this highly competitive environment. In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects because we have fewer financial and human resources than other companies in our industry. Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

Industry Overview

The oil and gas industry has undergone a renaissance in both the balance of supply and demand and in technological advances. In recent years, large petroleum companies have migrated their spending toward exploration and production projects overseas and offshore, particularly deep water, as well as into downstream ventures. Such companies have consolidated their United States onshore investments into core geographic areas. The majors and large independents follow the rule that “90% of our revenue comes from 10% of our properties.”

The majors and large independents are, in varying degrees, burdened with high infrastructure overhead that when allocated to these properties make the properties unattractive for additional investment. The infrastructure for large companies includes services for human resources, information technology, accounting, land and division orders, and legal departments. Divesting of these non-core properties was made to independents and start-up companies. Independents also acquired large areas of leases particularly in the Haynesville, Marcelius, Bakken and now the Eagleford shale. This required the companies to drill quickly or lose the leases. That focus may have left some other on-going fields to be without re-investment. We believe this gradual migration of spending has possibly left onshore opportunities for nimble and experienced, lower cost oil and gas producers.

Marketing and Customers

The market for oil and natural gas that we will produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We will rely on our operating partners to market and sell our production.

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

Governmental Regulations

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as a whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations, when developed, will be subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. Certain states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

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

Environmental Matters

Our operations and properties are, like the oil and natural gas industry in general, subject to extensive and changing federal, state and local laws and regulations relating to both environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and safety and health. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue. These laws and regulations may require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; impose substantial liabilities for pollution resulting from our operations; and require the reclamation of certain lands.

The permits required for many of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes impose strict and arguably joint and several liabilities on owners and operators of certain sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act (RCRA) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (OPA) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. The Clean Air Act of 1970 and its subsequent amendments in 1990 and 1997 also impose permit requirements and necessitate certain restrictions on point source emissions of volatile organic carbons (nitrogen oxides and sulfur dioxide) and particulates with respect to certain of our operations. We are required to maintain such permits or meet general permit requirements. The EPA and designated state agencies have in place regulations concerning discharges of storm water runoff and stationary sources of air emissions. These programs require covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. Most agencies recognize the unique qualities of oil and natural gas exploration and production operations. A number of agencies including but not limited to the EPA, the BLM, the TCEQ, the LDNR, the NDIC, the OCC, the WOGCC, the MBOGC and similar commissions within these states and of other states in which we do business have adopted regulatory guidance in consideration of the operational limitations on these types of facilities and their potential to emit pollutants. We believe that we will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on us.

Climate Change

Climate change has become the subject of an important public policy debate. Climate change remains a complex issue, with some scientific research suggesting that an increase in greenhouse gas emissions (GHGs) may pose a risk to society and the environment. The oil and natural gas exploration and production industry is a source of certain GHGs, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could have a significant impact on our future operations.

Impact of Legislation and Regulation. The commercial risk associated with the exploration and production of fossil fuels lies in the uncertainty of government-imposed climate change legislation, including cap and trade schemes, and regulations that may affect us, our suppliers, and our customers. The cost of meeting these requirements may have an adverse impact on our financial condition, results of operations and cash flows, and could reduce the demand for our products.

Climate change legislation and regulations have been adopted by many states in the US; however, legislation and regulations have not been enacted at the federal level in the US or all states, although Congress and several states are considering adopting climate change legislation. The current state of development of many state and federal climate change regulatory initiatives in areas where we operate makes it difficult to predict with certainty the future impact on us, including accurately estimating the related compliance costs that we may incur.

Indirect Consequences of Regulation or Business Trends. We believe there are risks arising from the global response to climate change.

Physical Impacts of Climate Change on our Costs and Operations. There has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Extreme weather conditions increase our costs, and damage resulting from extreme weather may not be fully insured. However, the extent to which climate change may lead to increased storm or weather hazards affecting our operations is difficult to identify at this time.

Employees

We currently have no full time employees and no part time employees. We anticipate adding employees and are currently using independent contractors, consultants, attorneys and accountants as necessary, to complement services for operations and regulatory filings. We presently have five independent technical professionals under consulting agreements, all of whom are available to us on an as needed basis.

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

We depend on our chief executive officer for critical management decisions and industry contacts.

We are heavily dependent upon the efforts of our Chief Executive Officer, Donald W. Prosser. We do not have an employment agreement with him nor do we have any key man insurance on his life. The loss of Mr. Prosser’s services would likely have a material adverse impact on our business.

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

Growing our business by purchase of production, expanding existing production, and exploration that subjects us to development and other risks.

The search for commercial quantities of oil and natural gas as a business is extremely risky. We cannot provide investors with any assurance that any properties in which we obtain a mineral interest will contain commercially exploitable quantities of oil and/or gas. The exploration expenditures to be made by us may not result in the discovery of commercial quantities of oil and/or gas. Problems such as unusual or unexpected formations or pressures, premature declines of reservoirs, invasion of water into producing formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas, and/or we are unable to commercially extract such quantities, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

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

Our business depends on the level of activity in oil and gas exploration, development and production in markets worldwide. Oil and gas prices, market expectations of potential changes in these prices and a variety of political and economic and weather-related factors significantly affect this level of activity. Oil and gas prices are extremely volatile and are affected by numerous factors, including:

•	Worldwide demand for oil and gas;

•	The ability of the Organization of Petroleum Exporting Countries, commonly called “OPEC,” to set and maintain production levels and pricing;

•	The level of production in non-OPEC countries;

•	The policies of the various governments regarding exploration and development of their oil and gas reserves;

•	Local weather;

•	Fluctuating pipeline takeaway capacity;

•	Advances in exploration and development technology;

•	The political environment surrounding the production of oil and gas;

•	Level of consumer product demand; and

•	The price and availability of alternative fuels.

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

Risks Related to Our Common Stock

We are not obligated to pay cash dividends on the Series A1 Preferred Stock and you should not consider the stock to be an investment for income.

The declaration and payment of any cash dividends on the Series A1 Preferred Stock will be solely at the discretion of our Board of Directors. We cannot make assurances that we will pay dividends on the Series A1 Preferred Stock. The entitlement of dividends on the Series A1 Preferred Stock of 15% per annum only applies to the extent when and if declared by our Board of Directors. Thus, you should not consider an investment in the Series A1 Preferred Stock to be one that will generate dividend income to you.

There are restrictions on the transferability of our Series A1 Preferred Stock and Common Stock.

The shares of Series A1 Preferred Stock offered by this Offering Circular are subject to restrictions on transfer pursuant to applicable federal and state securities laws. Each investor agreed in the Subscription Agreement that a legend will be placed on the Series A1 Preferred Stock certificates and any common stock certificates acquired through the exercise of the conversion rights applicable to the stock purchased hereunder, stating that the securities have not been registered under the Securities Act or any state securities laws, setting forth or referring to the restrictions on transferability or sale of such securities and that transfer instructions will be given by us to restrict transfer of such securities. In addition, while we are providing registration rights relating to a subsequent public sale by investors herein of shares of our common stock which they may receive in connection with conversions of the Series A1 Preferred Stock, there can be no assurance that such common shares can be registered with the SEC in a timely manner.

Investors may be diluted in future Common Stock offerings.

The holders of our common stock have no preemptive rights, and the issuance of additional shares of common stock by us may result in a commensurate reduction in an individual shareholder’s percentage ownership in us. Additional shares of common stock may be issued pursuant to the exercise of stock options issued under our incentive plans or a future offering of shares of common stock. The value of an investor’s investment in our Series A1 Preferred Stock may decrease to the extent that such dilution reduces the fair value of the shares of common stock.

Our common share price has fluctuated in the past and may continue to fluctuate in the future

The market price of our common shares in the over-the-counter market has experienced significant volatility and may continue to fluctuate significantly. The market price of our common shares may be significantly affected by factors such as the announcements of agreements, new products or product enhancements by us or our competitors and technological innovations by us or our competitors. In addition, while we cannot assure you that any securities analysts will initiate or maintain research coverage of our company and our shares, any statements or changes in estimates by analysts initiating or covering our shares or relating to the Oil and Gas industry could result in an immediate and adverse effect on the market price of our shares. Further, we cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the market price of the shares prevailing from time to time. Sales of a substantial number of shares or the perception that such sales could occur following the filing of this report, could have a material adverse effect on the market price of our shares.

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

We Have not Paid Cash Dividends in the Past on our Common Stock and do not Expect to pay Cash Dividends in the Future. Any Return on Investment may be Limited to the Value of Our Stock.

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

At December 31, 2011, our executive officers, Directors and principal stockholders beneficially own approximately 23.313% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of Directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with interests different from those of our officers, Directors and principal stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Oil and Natural Gas Properties

The following table lists the oil and natural gas properties we have by state and field;

	County	Productive Wells		Proved Reserves
Field		Gross	Net (a)	(BBLe) (b)
Wyoming:
Rex Lake	Albany	8.0	8.0	36,230
Buff	Campbell	8.0	8.0	43,296
Shippy	Campbell	1.0	1.0	64,370
Bobcat Creek	Converse	2.0	1.5	14,716
Other	Various	21.0	15.8	64,375
Kansas:
Big Bow	Stanton	2.0	0.6	62,952
Granger Creek	Clark	1.0	1.0	48,568
Walz	Trego	1.0	0.9	33,040
Other	Graham	1.0	0.9	15,026
Colorado:
Gemini	Weld	2.0	2.0	40,278
Smokey Creek	Cheyenne	1.0	0.7	33,852
Wild Horse	Weld	1.0	1.0	6,404
Other	Various	4.0	4.0	43,571
Montana:
Police Coulee	Toole	2.0	1.4	6,223

		55.0	46.8	512,901

(a)	Net wells are the sum of our fractional working interests owned in gross wells.
(b)	BBLe is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of oil.

Gas Gathering System

In September 2006, the company acquired a gas gathering system (Pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This pipeline is currently shut-in and not generating revenue.

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

We currently rent a storage locker close to our office in Westminster, Colorado

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The following table sets forth the range of high and low bid price information for our Common Stock for each fiscal quarter for the past two fiscal years as reported by the Pink OTC Markets Inc. and obtained from Yahoo Finance. High and low bid quotations which represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions.
(b)

	HIGH BID	LOW BID
Year Ended December 31, 2011:
First Quarter	$0.085	$0.0105
Second Quarter	6.150	0.0430
Third Quarter	5.150	2.5000
Four Quarter	3.250	1.0600
Year Ended December 31, 2010:
First Quarter	$0.0220	$0.0060
Second Quarter	0.0165	0.0085
Third Quarter	0.0150	0.0080
Four Quarter	0.0230	0.0090

On April 10, 2011 the Company reversed it’s Common stock 100 to 1 and prices above are reflected before and after the reverse of the common shares at the actual price and trade volume.

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

Holders

As of December 31, 2011, the approximate number of holders of record of shares of our Common Stock, $.001 par value per share, our only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders
Common Stock, $.001 par value	4,827

The number of record holders of our Common Stock was determined from the records of our transfer agent and does include numerous beneficial owners of our Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The above number of holders record is an estimate but the exact number of these shareholders is unknown to us.

Dividends

The Company has not paid any dividends with respect to its common stock and it is not anticipated that the company will pay dividends in the foreseeable future. Accrued but undeclared on preferred stock of $196,000 at December 31, 2011 are reflected in the earnings per share calculated on March 30, 2012, the Company declared a dividend on its preferred stock for approximately $392,000.

Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. Therefore, stockholders may have difficulty selling our securities.

Our Transfer Agent

Computer Share Investor Services is the transfer agent for our Common Stock. They can be contacted at Computer Share, Inc., Registry Team, 250 Royall Street, Canton, MA 02021; phone: (303) 262-0378; facsimile: (303) 262-0700.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the three month period ended December 31, 2011.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

•	Dependence on key management personnel;

•	Competitors with greater financial resources;

•	The ability of management to execute acquisition and expansion plans and motivate personnel in the execution of such plans;

•	Adverse publicity related to the company, or the industry;

•	An inability to arrange additional debt or equity financing;

•	The adoption of new, or changes in, accounting principles;

•	The costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

•	The interruptions or cancellation of existing contracts;

•	Economic downturn;

•	Price of oil and natural gas.

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

General Overview

It is our desire to provide all parties who may read this MD&A an understanding of the Company’s past performance, its financial condition and its prospects of going forward in the future. Accordingly, we will discuss and provide our analysis of the following:

•	Overview of the business;

•	Critical accounting policies;

•	Results of operations;

•	Overview of business segments;

•	Liquidity, capital resources and outlook for 2012;

•	New accounting pronouncements.

We own and operate a natural gas gathering system (pipeline and compressor station related assets) in the Powder River Basin of Wyoming. We acquired this system in September 2006 and commenced operations shortly thereafter. The acquisition of the gas gathering system and working interests is intended to generate cash flow to enable us to service our debts and allow us to proceed with the proposed acquisition. We made an acquisition that included oil and natural gas properties in Montana, Wyoming, Colorado and Kansas. These properties include PUD’s and off-set opportunities with most of the leases. The plan also includes financing for the drilling of these opportunities, sale of some of the leases as a revenue source while keeping the overriding royalty interests, and development of the sites. In addition, we are in the process of reviewing several opportunities for the purchase of production and leases for future development.

Management Discussion

While we are very optimistic about our progress on this plan to benefit the shareholders of this company there are no assurances that we can resolve all of our capital needs, and although have revenue from operations, our ability to completely execute our plans will still be depend on our ability to raise additional capital. We have not received a commitment to finance the drilling. We have commitment requests from outside parties, banks, as well as related parties are more likely than not to happen. We currently have created cash flow that is sufficient to pay our current expenses and preferred stock dividend. The

Company continues to rely on forms of capital financing to complete our development and drilling plans. To achieve this, we will utilize the skills of our board members in the fields of business development, capital acquisition, corporate visibility, oil and gas development, geology and operations.

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

Stock issuances

The Company has relied upon the issuance of shares of its common and preferred stock to fund much of the Company’s operations. Stock issued for services is valued at the market price of the Company’s stock at the date of grant. Compensation related to the issuance of stock options to employees and directors is recorded at the intrinsic value of the options, which is the market price of the Company’s common stock.The Company’s common stock issued to consultants is recorded at the market price of the Company’s common stock at the measurement date.

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

Revenue Recognition

The Company records revenues from the sales of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at December 31, 2010 and 2011 were not material.

Use of Estimates

Preparation of the Company’s financial statements in accordance with GAAP requires management to make various assumptions, judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

The most significant areas requiring the use of assumptions, judgments and estimates relate to the volumes of natural gas and oil reserves used in calculating depreciation, depletion and amortization (“DD&A”), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future asset retirement obligations, impairments of undeveloped properties, and in valuing stock-based payment awards.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Gas gathering system, furniture and equipment

The gas gathering system, furniture and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the asset and the related accumulated depreciation are removed from the accounts, and any gains or losses will be reflected in current operations. For the gas gathering system, depreciation is computed using the straight line method over an estimated useful life of ten years. Depreciation of furniture and equipment is computed using the straight-line method over an estimated useful life of five years.

Oil and Gas Producing Activities

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative oil and gas reserve estimation and disclosure guidance that was effective for the Company beginning in 2010. This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the SEC final rule, “Modernization of Oil and Gas Reporting ”, which was also effective in 2010. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which was developed by several petroleum industry organizations and is a widely accepted standard for the management of petroleum resources. Key revisions include a requirement to use 12-month average pricing determined by averaging the first of the month prices for the preceding 12 months rather than year-end pricing for estimating proved reserves, the ability to include nontraditional resources in reserves, the ability to use new technology for determining proved reserves, and permitting disclosure of probable and possible reserves.

The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized.

Other exploration costs, including certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production DD&A rate. A gain or loss is recognized for all other sales of proved properties and is classified in other operating revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

Unevaluated oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unevaluated oil and gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage.

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas is converted to barrel equivalents, bble, at the rate of six Mcf to one barrel. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration.

Asset Retirement Obligations

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the Consolidated Statements of Operations.

Stock-based Compensation

The Company has not granted any stock options or warrants during the years ended December 31, 2010 and 2011 and no options or warrants were outstanding at any time during these years. The Company has issued shares of common stock for services performed by officers, directors and unrelated parties during 2010 and 2011. The Company has recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.

Results of Operations for the Years Ended December 31, 2010 and 2011

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

Key selected financial and operating data for the years ended December 31, 2009 and 2010 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements.

Oil and Gas Producing Activities

On July 29, 2011, we entered into a purchase and sale agreement which resulted in our acquisition of oil and gas properties in Wyoming, Colorado, Kansas and Montana. Prior to this date, we did not have any “oil and gas producing activities”. Presented below is a summary of our oil and gas operations for the period from July 29, 2011 through December 31, 2011 (the “Five-Month Period”):

Oil Sales	$783,491
Natural Gas Sales	221,658

Total Revenue	1,005,149
Production Taxes	(89,109)
Lease Operating Expense	(449,854)
Depreciation, depletion, amortization and accretion	(310,308)

Net	$155,878

Net barrels of oil sold	9,990
Net mcf of gas sold	38,477
Average price for oil	$78.43

Average price for gas	$5.76

Lease operating expense per BOE	$27.43

DD&A per BOE	$18.92

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average oil price for the Five-Month Period was $78.43 per barrel but ranged from $73.39 in September to a high of $86.19 in November. Our average gas price, including proceeds from sales of natural gas liquids, amounted to $5.76 per Mcf for the Five-Month Period but ranged from $4.84 per Mcf in December to $6.65 per Mcf in August.

Production taxes were approximately 9% of our oil and gas sales for the Five-Month Period. Lease Operating Expense averaged $27.43 per Barrel of Oil Equivalent (“BOE”) whereby six Mcf of gas are equal to one barrel of oil. Many of the wells included in our acquisition have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred.

Under successful efforts accounting, DD&A expense is separately computed for each producing field based on geologic and reservoir delineation. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas.

One of the properties purchased on July 29, 2011 was sold to an unrelated purchaser on August 23, 2011. Pursuant to the Amended Agreement for our purchase of the properties, we received $5,101,047 of the net proceeds from this sale which resulted in a gain of $2,479,934. We applied the proceeds to the payments due under the July 29, 2011 Amended Agreement. We expect to periodically evaluate our portfolio of properties and sell additional properties if we believe a sale can be completed on terms that provide attractive returns.

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) in the Powder River Basin of Wyoming since 2006. We had $167,625 of revenues for the year ended December 31, 2010 and $45,638 for the year ended December 31, 2011. The decrease in revenue in 2011 of $121,987, or 72.8%, was primarily due to low natural gas prices which resulted in all wells in the field being shut-in since June 2011.

Presented below is a summary of operating costs for the years ended December 31, 2010 and 2011:

	2010	2011	Percent Change
Related party- cost of production	$104,606	$30,815	-70.5%

Unrelated parties:
Compressor rental	131,492	46,961	-64.3%
Pumper costs	43,300	15,000	-65.4%
Transportation	25,497	8,042	-68.4%
Property taxes	6,856	5,561	-18.9%
Land rent, utilities, repairs and other	15,840	16,856	6.4%

Total unrelated party costs	222,985	92,420	-58.6%

Total	$327,591	$123,235	-62.4%

The reductions in related party cost of production, and unrelated party expenses for compressor rental, pumper costs and transportation during 2011 were primarily due to the decision to shut-in the coal bed methane properties in June 2011 which allowed us to substantially eliminate these costs for the remainder of 2011. Depreciation expense related to the gas gathering system was approximately $44,200 for both 2010 and 2011.

In July 2011, we acquired the entire field of coal bed methane wells as part of our $11 million acquisition. While these wells are not economic at current prices being received for natural gas related to the production capability from the existing geologic formation, we have geologic and engineering data that suggest substantial gas reserves exist on these properties by drilling new wells and/or recompleting the existing wells to several new geologic formations. We expect to further evaluate these properties and, if warranted, execute our development plans within the next three years to fully exploit the value of the properties and the gas gathering system. As of December 31, 2011, the capitalized cost of the coal bed methane leases is $287,728 and the net capitalized cost of the gas gathering system is $233,526.

General and Administrative

Presented below is a summary of general and administrative expenses for the years ended December 31, 2010 and 2011:

	2010	2011
Director fees	$100,450	$120,000
Investor relations	138,889	309,703
Acquisition investigation and due diligence	22,050	514,579
Legal, auditing and transfer agent	30,974	198,873
Accounting, financial reporting and rent- related party	53,000	83,802
Consulting fees:
Related parties	122,500	167,500
Unrelated parties	238,700	297,950
Office, travel and other	16,546	46,441
Depreciation	—	570

Total general and administrative expenses	$723,109	$1,739,418

General and administrative expenses increased by $1,016,309 in 2011 compared to 2010. This increase was primarily due to increases in acquisition investigation and due diligence costs of $492,529; investor relations of $170,814; legal, auditing and transfer agent costs of $167,899; and consulting fees of $104,250.

The increase in acquisition investigation and due diligence costs of $492,529 was primarily due to a charge of $457,500 related to an April 2011 agreement with a consultant who assisted us with the negotiation of the July 29, 2011 acquisition of oil and gas properties. The increase in investor relations costs of $170,814 was due to additional investment banking, market information and shareholder communication services in 2011. The increase in legal, auditing and transfer agent costs of $167,899 was due to legal and auditing services that were required because of an increase in our filings with the SEC in 2011, and a substantial increase in the complexity of our business due to the acquisition of oil and gas properties and the issuance of convertible preferred stock. The increase in consulting fees of $104,250 was due to additional administrative support that was necessary due to the substantial increase in the scope of our operations.

Gain on extinguishment of debt. We recognized gains on debt extinguishments of $121,870 for 2010 and $111,690 for 2011. The gain in 2011 was due to expiration of the statute of limitations related to previous obligations of our inactive subsidiary which resulted in the elimination of the liability and a credit to income.

Interest expense. Interest expense increased from $47,191 in 2010 to $391,606 in 2011, an increase of $344,415. This increase was due to a substantial increase in borrowings in 2011 needed to fund operations and the purchase of oil and gas properties. Additionally, the seller of the oil and gas properties provided interim financing for $10.1 million of the purchase price for a period of two months which resulted in interest expense of approximately $121,000 in 2011.

Income (loss) from operations

Income from operations for the fiscal year ended December 31, 2011 was $774,578 as compared to a net (loss) from operations of ($927,304) for the fiscal year ended December 31, 2010. The increase in income from operations of $1,711,882 includes the items discussed above relating to the oil and natural gas operations and other operating costs.

Net income (loss)

Net income for the fiscal year ended December 31, 2011 was $495,266 which includes ($391,606) interest expense, income from extinguishment of debt income and interest income of $112,994 as compared to a net loss of ($852,612) for the fiscal year ended December 31, 2010, which includes $47,191 interest expense, income from extinguishment of debt income and interest income of $121,883.

Liquidity and Capital Resources

The Company had a working capital deficit as of December 31, 2011 of $1,667,440. This compares to a working capital deficit of $2,110,583 in the fiscal year ended December 31, 2010. During the 12-month period ended December 31, 2011 an aggregate of 2,791,841 shares of common stock were issued for aggregate consideration of $3,292,251 (avg. $1.18 per share). This compares to the 12-month period ended December 31, 2010 an aggregate of 40,000 shares of common stock were issued for aggregate consideration of $24,500 (avg. $0.61 per share).

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

The Company had a stockholder’s equity at December 31, 2011 of $6,978,041. This is compared to stockholder’s (deficit) at December 31, 2010 of ($1,832,847). The stockholder’s equity increased due to the Company’s issuance of common stock of $3,292,251, issuance of net preferred stock of $5,023,371, and net income of $495,266.

The Company has net cash (used) for operating activities for the year ended December 31, 2011 of $(754,244) as compared to net cash (used) by operating activities of $(213,124) for the year ended December 31, 2010.

The Company had net cash (used) in investing activities of ($1,131,670) for the year ended December 31, 2011, that includes net expenditures for oil and natural gas properties, as compared to no net cash (used) in investment activities for the year ended December 31, 2010.

The Company had net cash provided by financing activities of $2,089,490, that included net cash from loans of $(3,242,381) net, common stock of $203,500, and preferred stock of $5,023,371 for the year ended December 31, 2011 and had net cash provided by financing activities of $215,000 for the year ended December 31, 2010.

At December 31, 2011, the Company had no material commitments for capital expenditures.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Long-term Debt	$—	$—	$—	$—	$—
Capital Leases	$—	$—	$—	$—	$—
Operating Leases	$8,550	$2,850	$1,200	$1,200	$3,300

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303 of Regulation S-B.

Inflation

To date, inflation has not had a material impact on our operations.

New Accounting Pronouncements

In May 2011, the FASB issued new fair value measurement authoritative accounting guidance clarifying the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the provisions of this authoritative accounting guidance and assessing the impact, if any, it may have on the Company’s fair value disclosures beginning in the first quarter of 2012.

In June 2011, the FASB issued new authoritative accounting guidance that states an entity that reports items of other comprehensive income has the option to present the components of net income and comprehensive income in either one continuous financial statement, or two consecutive financial statements, including reclassification adjustments. In December 2011, the FASB issued new authoritative accounting guidance which effectively deferred the requirement to present the reclassification adjustments on the face of the financial statements. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s current operations and structure, the adoption of this standard is not expected to have an impact on the Company’s 2012 financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, which amended FASB ASC 820, Fair Value Measurements and Disclosures. The intent of this update is to improve disclosure requirements related to fair value measurements and disclosures. New disclosures were required regarding transfers in and out of Levels 1 and 2 and activity within Level 3 fair value measurements, as well as clarification of existing disclosures regarding the level of disaggregation of derivative contracts and disclosures about fair value measurement inputs and valuation techniques. The guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures, which were effective for interim and annual periods beginning after December 15, 2010. The Company adopted the provisions on January 1, 2010, except for the Level 3 reconciliation disclosures, which were adopted on January 1, 2011. Adoption of the disclosure requirements did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations, which amended FASB ASC Topic 805, Business Combinations. The objective of this update is to clarify and expand the pro forma revenue and earnings disclosure requirements for business combinations. The guidance was effective for fiscal years beginning after December 15, 2010, and the Company adopted the provision on January 1, 2011. Adoption of the disclosure requirements did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amended FASB ASC Topic 820, Fair Value Measurement. The objective of this update is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements. These amendments are not expected to have a significant impact on companies applying GAAP. This provision is effective for interim and annual periods beginning after December 15, 2011. Adoption of this update is not expected to have a material impact on the Company’s disclosures and financial statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2011

WITH

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CAUSEY DEMGEN & MOORE INC.

1801 California Street, Suite 4650

Denver, Colorado 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Arête Industries, Inc.

We have audited the accompanying consolidated balance sheet of Arête Industries, Inc. and Subsidiaries as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arête Industries, Inc. and Subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado April 16, 2012	/s/CAUSEY DEMGEN & MOORE INC.

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Arête Industries, Inc.

Westminster, Colorado

I have audited the accompanying consolidated balance sheet of Arête Industries, Inc. and Subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arête Industries, Inc. and Subsidiaries at December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2011	/s/ Ronald R. Chadwick, P.C.
Aurora, Colorado	RONALD R. CHADWICK, P.C.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2011

	2010	2011
ASSETS
Current Assets:
Cash and equivalents	$15,990	$219,566
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	—	165,283
Other	12,625	15,597
Prepaid expenses and other	85,139	207,338

Total Current Assets	113,754	607,784

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	—	9,056,032
Unproved properties	—	287,728
Natural gas gathering system	442,195	442,195
Furniture and equipment	19,662	22,522

Total property and equipment	461,857	9,808,477
Less accumulated depreciation, depletion and amortization	(184,121)	(525,154)

Net Property and Equipment	277,736	9,283,323

TOTAL ASSETS	$391,490	$9,891,107

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Oil and gas property acquisition costs	$—	$826,791
Gas gathering operating costs	402,558	416,835
Operator fees and other	117,518	151,748
Unrelated parties	60,029	92,019
Notes and advances payable:
Directors	704,475	109,319
Unrelated parties	—	250,000
Accrued interest expense	152,943	88,303
Director fees payable	98,000	90,000
Commissions payable for private placement of preferred stock	—	105,000
Accrued payroll taxes	111,690	—
Accrued consulting services payable in common stock	536,528	18,750
Current portion of asset retirement obligations	—	15,398
Other accrued costs and expenses	40,596	111,061

Total Current Liabilities	2,224,337	2,275,224
Asset Retirement Obligations, net of current portion	—	637,842

Total Liabilities	2,224,337	2,913,066

Commitments and Contingencies (Notes 3, 4 and 10)
Stockholders’ Equity (Deficit)
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, issued and outstanding no shares in 2010 and 522.5 shares in 2011, liquidation preference of $5,225,000 in 2011	—	5,023,371
Series 2; authorized 2,500 shares, issued and outstanding no shares in 2010 and 2011	—	—
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 4,972,635 in 2010 and 7,764,476 in 2011	13,611,903	16,904,154
Accumulated deficit	(15,444,750)	(14,949,484)

Total Stockholders’ Equity (Deficit)	(1,832,847)	6,978,041

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$391,490	$9,891,107

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010 and 2011

	2010	2011
Revenues:
Oil and natural gas sales	$—	$1,005,149
Gain of sale of oil and natural gas properties	—	2,479,934
Gas gathering income	167,625	45,638

Total revenues	167,625	3,530,721

Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	—	449,854
Production taxes	—	89,109
Depreciation, depletion, amortization and accretion	—	310,308
Gas gathering:
Cost of operations:
Related Party	104,606	30,815
Unrelated parties	222,985	92,420
Depreciation	44,229	44,219
General and administrative expenses:
Director fees	100,450	120,000
Investor relations	138,889	309,703
Acquisition investigation and due diligence	22,050	514,579
Legal, auditing and transfer agent	30,974	198,873
Accounting, financial reporting and rent - related party	53,000	83,802
Consulting fees:
Related parties	122,500	167,500
Unrelated parties	238,700	297,950
Office, travel and other	16,546	46,441
Depreciation	—	570

Total operating expenses	1,094,929	2,756,143

Operating income (loss)	(927,304)	774,578
Other income (expense):
Gain on extinguishment of debt	121,870	111,690
Interest income	13	604
Interest expense	(47,191)	(391,606)

Total other income (expense)	74,692	(279,312)

Income (loss) before income taxes	(852,612)	495,266
Income tax benefit (expense)	—	—

Net income (loss)	$(852,612)	$495,266

Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$(852,612)	$495,266
Accrued Preferred stock dividends	—	(196,000)

Net income (loss) applicable to common shareholders	$(852,612)	$299,266

Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$(0.17)	$0.04

Diluted	$(0.17)	$0.04

Weighted Average Number of Common Shares Outstanding:
Basic	4,950,000	6,875,000

Diluted	4,950,000	6,875,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2010 and 2011

	Class A Preferred Stock		Common Stock		Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2009	—	$—	4,932,635	$13,587,403	$(14,592,138)	$(1,004,735)
Issuance of common stock for services	—	—	40,000	24,500	—	24,500
Net loss	—	—	—	—	(852,612)	(852,612)

Balances, December 31, 2010	—	—	4,972,635	13,611,903	(15,444,750)	(1,832,847)
Issuance of common stock for services:
Settlement of liabilities to unrelated parties at $0.68 per share	—	—	770,000	481,251	—	1,156,251
Settlement of liabilities to related parties at $0.88 per share			770,000	675,000
Consulting related to property acquisition at $6.10 per share	—	—	75,000	457,500	—	457,500
Services related to financing transaction at $4.00 per share	—	—	3,000	12,000	—	12,000
Board of Director fees at $1.75 per share	—	—	72,841	128,000		128,000
Issuance of common stock in exchange for notes payable to:
Officers and directors at $8.00 per share	—	—	62,500	500,000	—	500,000
Others at $1.00 per share	—	—	835,000	835,000	—	835,000
Issuance of common stock for cash of $1.00 per share	—	—	203,500	203,500	—	203,500
Issuance of Class A (Series 1) preferred stock for cash:
Director for $10,000 per share	100.0	1,000,000	—	—	—	1,000,000
Others at $10,000 per share	422.5	4,225,000	—	—	—	4,225,000
Offering costs related to issuance of preferred stock	—	(201,629)	—	—	—	(201,629)
Net income	—	—	—	—	495,266	495,266

Balances, December 31, 2011	522.5	$5,023,371	7,764,476	$16,904,154	$(14,949,484)	$6,978,041

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010 and 2011

	2010	2011
Cash Flows from Operating Activities:
Net income (loss)	$(852,612)	$495,266
Adjustments to reconcile net inome (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	44,229	341,033
Accretion of discount on asset retirement obligations		14,064
Common stock issued in exchange for services	573,889	1,235,973
Gain on extinguishment of debt	(121,869)	(111,690)
Gain on sale of oil and gas properties	—	(2,479,934)
Changes in operating assets and liabilities:
Accounts receivable	9,068	(183,979)
Prepaid expenses and other	—	(122,199)
Accounts payable	110,552	(59,397)
Accrued costs and expenses	23,619	(2,175)

Net cash used in operating activities	(213,124)	(754,244)

Cash Flows from Investing Activities:
Capital expenditures for oil and gas properties	—	(1,128,810)
Purchase of furniture and equipment	—	(2,860)

Net cash used in investing activities	—	(1,131,670)

Cash Flows from Financing Activities:
Proceeds from notes and advance payable	215,000	2,064,100
Principal payments on notes payable	(2,650)	(5,306,481)
Proceeds from sale of common stock	—	203,500
Proceeds from sale of preferred stock	—	5,225,000
Offering costs related to private placement of preferred stock	—	(96,629)

Net cash provided by financing activities	212,350	2,089,490

Net increase (decrease) in cash and equivalents	(774)	203,576
Cash and equivalents, beginning of year	16,764	15,990

Cash and equivalents, end of year	$15,990	$219,566

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,848	$319,246

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Conversion of notes payable to 897,500 shares of common stock	$—	$1,335,000

Note payable for acquisition of oil and gas properties	$—	$10,100,000

Proceeds from sale of oil and gas property applied to note payable	$—	$5,101,047

Pre-acquisition oil and gas sales applied to note payable	$—	$766,728

Non-interest bearing payable for acquisition of oil and gas properties	$—	$576,791

Asset retirement obligations incurred on acquisition of oil and gas properties	$—	$639,176

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

1.	Organization and Nature of Operations

Arête Industries, Inc. (“Arête” or the “Company”), is a Colorado corporation that was incorporated on July 21, 1987. The Arête subsidiary, Aggression Sports, Inc. (Aggression Sports) is inactive with no assets, liabilities or operations. Arête has operated a natural gas gathering system in Wyoming since 2006 and on July 29, 2011 the Company purchased oil & natural gas properties in Colorado, Montana, Kansas, and Wyoming.

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

2.	Summary of significant accounting policies

Basis of presentation

The Company follows accounting principles generally accepted in the United States of America. (“GAAP”).

Use of estimates

Preparation of the Company’s financial statements in accordance with GAAP requires management to make various assumptions, judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

The most significant areas requiring the use of assumptions, judgments and estimates relate to the volumes of natural gas and oil reserves used in calculating depreciation, depletion and amortization (“DD&A”), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future asset retirement obligations, impairments of undeveloped properties, and in valuing stock-based payment awards.

The only component of comprehensive income that is applicable to the Company is net income (loss). Accordingly, a separate statement of comprehensive income (loss) is not included in these financial statements.

Reclassifications

A reclassification was made on the December 31, 2010 balance sheet and December 31, 2010 cash flow statement. It was determined that a prepaid expense and a payable should not have been recorded for consulting services which were to be paid in stock but the stock had not been issued . This reclassification did not have any impact on the Company’s previously reported working capital, results of operations or net cash flows.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Arête and its inactive subsidiary, Aggression Sports. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Gas gathering system, furniture and equipment

The gas gathering system, furniture and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the asset and the related accumulated depreciation are removed from the accounts, and any gains or losses will be reflected in current operations. For the gas gathering system, depreciation is computed using the straight line method over an estimated useful life of ten years. Depreciation of furniture and equipment is computed using the straight-line method over an estimated useful life of five years.

Oil and Gas Producing Activities

The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized.

Other exploration costs, including certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production DD&A rate. A gain or loss is recognized for all other sales of proved properties and is classified in other operating revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

Unevaluated oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unevaluated oil and gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage.

The Company reviews its proved oil and gas properties for impairment annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.

The provision for DD&A of oil and gas properties is calculated based on proved reserves on a field-by-field basis using the unit-of-production method. Natural gas is converted to barrel equivalents, Bble, at the rate of six Mcf of natural gas to one barrel of oil. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative oil and gas reserve estimation and disclosure guidance that was effective for the Company beginning in 2010. This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the SEC final rule, “Modernization of Oil and Gas Reporting ”, which was also effective in 2010. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which was developed by several petroleum industry organizations and is a widely accepted standard for the management of petroleum resources. Key revisions include a requirement to use 12-month average pricing determined by averaging the first of the month prices for the preceding 12 months rather than year-end pricing for estimating proved reserves, the ability to include nontraditional resources in reserves, the ability to use new technology for determining proved reserves, and permitting disclosure of probable and possible reserves.

The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized.

Asset Retirement Obligations

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the Consolidated Statements of Operations.

Revenue Recognition

The Company records revenues from the sales of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at December 31, 2010 and 2011 were not material.

Environmental Liabilities

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2010 and 2011, the Company had not accrued for nor been fined or cited for any environmental violations that would have a material, adverse effect upon capital expenditures, operating results or the competitive position of the Company.

Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

Stock based compensation

The Company has not granted any stock options or warrants during the years ended December 31, 2010 and 2011 and no options or warrants were outstanding at any time during these years. The Company has issued shares of common stock for services performed by officers, directors and unrelated parties during 2010 and 2011. The Company has recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.

Income taxes

The Company accounts for income taxes under ASC 740. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences consist primarily of tax operating loss carry forwards and start-up costs capitalized for tax purposes.

Fair value of financial instruments

Cash, accounts payable, accrued liabilities and notes payable are carried in the financial statements in amounts which approximate fair value because of the short-term maturity of these instruments.

Earnings per share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series 1 preferred stock that is convertible to common stock at an exchange price of $3.30 per common share.

New Accounting Pronouncements

In May 2011, the FASB issued new fair value measurement authoritative accounting guidance clarifying the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the provisions of this authoritative accounting guidance and assessing the impact, if any, it may have on the Company’s fair value disclosures beginning in the first quarter of 2012.

In June 2011, the FASB issued new authoritative accounting guidance that states an entity that reports items of other comprehensive income has the option to present the components of net income and comprehensive income in either one continuous financial statement, or two consecutive financial statements, including reclassification adjustments. In December 2011, the FASB issued new authoritative accounting guidance which effectively deferred the requirement to present the reclassification adjustments on the face of the financial statements. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s current operations and structure, the adoption of this standard is not expected to have an impact on the Company’s 2012 financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, which amended FASB ASC 820, Fair Value Measurements and Disclosures. The intent of this update is to improve disclosure requirements related to fair value measurements and disclosures. New disclosures were required regarding transfers in and out of Levels 1 and 2 and activity within Level 3 fair value measurements, as well as clarification of existing disclosures regarding the level of disaggregation of derivative contracts and disclosures about fair value measurement inputs and valuation techniques. The guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures, which were effective for interim and annual periods beginning after December 15, 2010. The Company adopted the provisions on January 1, 2010, except for the Level 3 reconciliation disclosures, which were adopted on January 1, 2011. Adoption of the disclosure requirements did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations, which amended FASB ASC Topic 805, Business Combinations. The objective of this update is to clarify and expand the pro forma revenue and earnings disclosure requirements for business combinations. The guidance was effective for fiscal years beginning after December 15, 2010, and the Company adopted the provision on January 1, 2011. Adoption of the disclosure requirements did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amended FASB ASC Topic 820, Fair Value Measurement. The objective of this update is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements. These amendments are not expected to have a significant impact on companies applying GAAP. This provision is effective for interim and annual periods beginning after December 15, 2011. Adoption of this update is not expected to have a material impact on the Company’s disclosures and financial statements.

3.	Acquisitions and Disposition of Oil and Gas Properties

Acquisitions

On May 25, 2011, the Company entered into a Purchase and Sale Agreement and other related agreements and documents with the Tucker Family Investments, LLLP, DNR Oil & Gas, Inc. (“DNR”), and Tindall Operating Company (collectively, the “Sellers”) for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana (collectively, the “Original Purchase and Sale Agreement”). DNR is owned by a director of the Company, Charles B. Davis. The consideration for the purchase was determined by arms-length bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price for the properties was $10 million, of which the Company paid a nonrefundable down payment of $500,000 and the remaining $9.5 million was financed by the Sellers pursuant to a promissory note due July 1, 2011. The Company was unable to arrange the funding to pay the $9.5 million promissory note due on July 1, 2011, and therefore, the note was not paid. On July 29, 2011, the Company and Sellers entered into an Amended and Restated Purchase and Sale Agreement regarding the acquisition by the Company of the oil and gas properties. The material terms of the agreement are a base purchase price for the properties of $11 million to be paid by an initial payment of Nine Hundred Thousand and 00/l00 Dollars ($900,000.00), comprised of (i) a credit in the amount of Five Hundred Thousand and 00/l00 Dollars ($500,000.00) previously paid by Buyer in connection with the Original Purchase and Sale Agreement; and (ii) Four Hundred Thousand and 00/l00 Dollars ($400,000.00) in funds contemporaneously with the execution of the Agreement. The remaining principal balance of the base purchase price in the amount of Ten Million One Hundred Thousand and 00/l00 Dollars ($10,100,000.00), together with interest at the monthly interest rate of Eighty Three Hundredths of One Percent (0.83%), will be paid to Sellers in three monthly payments, with $3,700,000.00 due August 15, 2011 (extended to August 31, 2011), and $3,200,000.00 due on each of September 15, 2011 and October 15, 2011, closed September 29, 2011, and were paid in full on September 30, 2011.

The Company as part of the agreement received the production of oil and gas from April 1, 2011 and was responsible was the lease operating expenses for that period. The net proceeds of the production, production taxes, and lease operating expenses from April 1, 2011 to July 29, 2011 of $766,728 was applied to the carrying costs of the oil & natural gas properties.

The acquisition was structured whereby the Company acquired 100% of Seller’s interest in certain geologic zones of the properties. Presented below is a summary of agreed-upon values associated with the properties along with a discussion of the interests retained by the Sellers:

Rex Lake/ Big Hollow (WY)	$511,025	(b)
Kansas	2,152,216	(a)
Montana	98,179	(b)
Wyoming	2,733,773	(b)
Buff (WY)	611,211	(b)
Colorado	2,507,678	(a)
School Creek (WY)	2,385,918	(b)

	$11,000,000	(c)

(a)	The Colorado and Kansas properties provide for additional consideration that is payable to Sellers if proved producing reserves are increased on these properties through drilling or recompletion activities over a period of ten years after the closing date. To the extent that oil reserves increase, the Sellers are entitled to additional consideration of $250,000 for each increase of 20,000 net barrels. Furthermore, to the extent that oil and gas prices increase, the Sellers are entitled to additional consideration as the targeted price thresholds are exceeded for periods of 61 days. The maximum increase in purchase price for the Kansas and Colorado properties is limited to a maximum of $5 million.
(b)	The properties located in Wyoming and Montana provide a similar formula as used for Colorado and Kansas that could result in an obligation for additional purchase consideration to the extent that the Company performs future drilling or recompletion activities in formations that are not producing as of the closing date. Furthermore, if the Company sells properties where reserves have been proved up through drilling or recompletion, the Sellers have retained an interest of 70% in the net sales proceeds (after Arête receives a recovery of 125% of the original purchase allocation as contained in the table above). The maximum increase in purchase price for all properties shown in the table above is limited to a maximum of $25 million. Due to the sale of School Creek discussed below, the maximum future consideration has been reduced by approximately $4.6 million to $21.4 million.
(c)	Note that the values shown in this table are the allocation amounts attributable to the proved developed zones agreed to between the Company and the Sellers, before purchase adjustments for pre-acquisition net revenues received, oil in tanks and contingent purchase price adjustments. These adjustments do not modify the agreed upon value for purposes of the adjustments discussed above but will affect the purchase allocation under GAAP.

If the Company increases its proven producing net oil reserves or net gas reserves by drilling or recompletion on certain of the acquired properties in Colorado and Kansas, then the Company will pay $250,000 for every 20,000 bbl or 150,000 mcf increase respectively, which amount will be increased by a factor if the Nymex prices for oil or gas stay above a specified price floor for more than 60 days. Cumulative payments under the additional purchase price factor for the Colorado and Kansas properties are limited to $5 million. The Company will also make similar payments to Sellers if the Company increases reserves in the Wyoming properties, and the Company will make additional payments under a formula by which Sellers and the Company will share proceeds of sales or production from untapped formations on the properties to be acquired in Wyoming. Cumulative payments under the additional purchase price factor for the Wyoming properties are limited to $20 million. The aggregate of all additional purchase price payments from all factors is capped at $25 million. The Company is in the process of evaluating the purchase and the allocation of the purchase price to all assets and liabilities acquired.

Dispositions

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

The Company determined that these sales did not qualify for discontinued operations reporting. All gains and losses recognized from property sales are included in other operating revenues in the Consolidated Statements of Operations.

4.	Stock transactions

Common stock

Stock issuances:

During the year ended December 31, 2010, 4,000,000 shares of the Company’s common stock were issued to officers and directors for services. Of the total common shares issued in fiscal year ended December 31, 2010, 3,500,000 shares of common stock were issued to consultants and for fees.

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

During the year ended December 31, 2011, the Company had the following common stock issuances:

The Company issued 770,000 shares of common stock to third parties to pay its contract obligations and to repay certain advances of directors’ common stock;

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

Preferred stock

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

Mandatory Conversion. Each share of Series A1 Preferred Stock remaining outstanding will automatically be converted into shares of our common stock upon the earlier of (i) any closing of underwritten offering by the Company of shares of Common Stock to the public pursuant to an effective registration statement under the Securities Act of 1933, in which the aggregate cash proceeds to be received by the Company and selling stockholders (if any) from such offering (without deducting underwriting discounts, expenses and commissions) are at least $15,000,000, and the price per share paid by the public for such shares is at least $3.30 (such price to be adjusted for any stock dividends, combinations or splits or (ii) the date agreed to by written consent of the holders of a majority of the outstanding Series A1 Preferred Stock.

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

Redemption by Holder. Unless prohibited by Colorado law governing the Company, upon ninety days’ prior written request from any holders of outstanding shares of Series A1 Preferred Stock, the Company may at its discretion, redeem at a redemption price equal to the sum of (i) $10,000 per share and (ii) the accrued and unpaid dividends thereon, to the redemption date, up to one-third of each holder’s outstanding shares of Series A1 Preferred Stock on: (i) the first anniversary of the Original Issuance Date (the “First Redemption Date”), (ii) the second anniversary of the Original Issue Date (the “Second Redemption Date”) and (iii) the third anniversary of the Original Issue Date (the “Third Redemption Date”, along with the First Redemption Date and the Second Redemption Date, collectively, each a “Redemption Date”). The redemption price for any shares of Series A1 Preferred Stock shall be payable on the redemption date to the holder of such shares against surrender of the certificate(s) evidencing such shares to the Corporation or its agent. The Company may instead at its option, reduce the applicable conversion price by 50% with respect to the shares of preferred stock for which redemption has been requested.

5.	Advances payable – related parties

The officers and directors of the Company have advanced funds to pay for the filing and other necessary costs of the Company. The following are the advances from the officers and directors:

As of December 31, 2010 and 2011, the Company owed the related parties are unsecured, due on demand, and working capital advances:

	2010	2011
Advances – Donald Prosser (2)	$220,000	$20,000
Advances – Donald Prosser (3)	4,290	4,100
Advances – Donald Prosser (1)	215,000	—
Advances – Charles Gamber (3)	4,966	—
Advances – William Stewart (3)	20,219	20,219
Advances – William Stewart (2)	75,000	25,000
Advances – Charles Davis (2)	125,000	—
Advances – Charles Davis (2)	40,000	40,000

Balances	$704,475	$109,319

(1)	Donald W. Prosser pledged 215,000 shares of his Common stock to unrelated individuals in exchange for a loan to the Company of $215,000 due in May 2011. The advance was used as working capital.

(2)	$460,000 at December 31, 2010 and $85,000 at December 31, 2011 of the advances bear interest at 9.6% per annum.
(3)	$29,475 at December 31, 2010 and $24,319 at December 31, 2011 of the advances bear interest at 8.0% per annum.

The Company has related party payables of accrued interest to the officers and directors above of $ 37,121 at December 31, 2011. In addition, the Company owes an entity owned by Charles Davis, DNR Oil & Gas, Inc. The balance owed to DNR Oil & Gas, Inc. as of December 31, 2011 for expenses of $151,748 was included in accounts payable and production to the operator of $416,835 and $576,791 for the oil in tanks at April 1, 2011, also included in accounts payable $250,000 additional consideration is due to DNR for the acquisition. The Company accrued $90,000 for director fees for the second, third, and fourth quarters 2011.

6.	Contracts payable

The Company had a director of the Company pay for consulting services related to the marketing of the Company, its financing and financial operations. The director paid the consultants 320,000 shares of his common stock of the Company in exchange for the services valued at $ 230,000. One of the contracts is for a period of one year, the fiscal year 2010, amortized over that period. The second contract is for two years beginning January 1, 2010 and will be amortized over the two year period. The unused balance of the contact is carried as prepaid expenses. The stock was repaid in equal shares during the second fiscal quarter of 2011 and was adjusted for the 100 to 1 stock reverse on a pro rata basis.

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

The Company entered into a consulting contract with an unrelated party for financing, structure, and investor services on March 2, 2010 for 800,000 shares of Common Stock valued at $500,000. The contract is for a period of three years and will be amortized over a thirty-six month period. The contract was paid in equal shares during the second fiscal quarter and 770,000 shares were issued in May 2011. The remaining 30,000 shares owed are valued at $ 18,750.

The Company owed its directors for services for part of 2008, 2009, 2010 and first quarter 2011. They were accruing $128,000 during fiscal 2010 and first quarter of fiscal 2011 to be paid in the future with 72,841 shares of Common Stock valued at an average of $1.76 per share. All shares were issued in May 2011.

7.	Notes payable

In May 2011, the Company received proceeds from a bridge loan of $250,000 from two unrelated individuals at 12% interest. The loan is secured by shares of common stock owned by the CEO of the Company and due on August 31, 2011 and verbally extended to March 7, 2012. In July 2011, the Company received proceeds from a second bridge loan of $340,000 from three unrelated individuals at 10% interest. The loan is unsecured and due on September 30, 2011 verbally extended to November 30, 2011 the loans were paid infull in December 2011. The balance of the loans outstanding at December 31, 2011 is $250,000.

The Company secured a note for a maximum $850,000 with a stockholder. The note has an assignment of the production receivable of $981,203. The interest rate is 12% plus a processing and loan fees to be determined by the usage of the line and length of the outstanding balance. The note was paid in full at December 31, 2011.

8.	Income taxes

At December 31, 2011, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purposes of approximately $8,000,000. If not previously utilized, the NOL carryforwards will expire in 2015 through 2031.

For the years ended December 31, 2010 and 2011, the Company did not recognize any current or deferred income tax benefit or expense. Actual income tax benefit (expense) for the years ended December 31, 2010 and 2011 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

	2010	2011
Income tax benefit (expense) at the statutory rate	$290,000	$(168,000)
Benefit (expense) resulting from:
Increase in Federal valuation allowance	(290,000)	—
Utilization of net operating loss carryforwards	—	168,000

Income tax benefit (expense)	$—	$—

At December 31, 2010 and 2011, the tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are presented below:

	2010	2011
Federal net operating loss carryforwards	$2,856,000	$2,720,000
State net operating loss carryforwards	413,000	400,000
Oil and gas properties	—	(217,000)
Asset retirement obligations	—	222,000

Net deferred tax assets	3,269,000	3,125,000
Less valuation allowance	(3,269,000)	(3,125,000)

Net deferred tax assets	$—	$—

A valuation allowance has been recorded for all deferred tax assets since the “more likely than not” realization criterion was not met as of December 31, 2010 and 2011.

A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. For the years ended December 31, 2010 and 2011, the Company had no unrecognized tax benefits and management is not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next year. The Company’s policy is to recognize any interest or penalties as a component of income tax expense. The Company’s material taxing jurisdictions are comprised of the U.S. federal jurisdiction and the states of Colorado, Wyoming and Kansas. The tax years 2006 through 2011 remain open to examination by these taxing jurisdictions.

9.	Asset retirement obligations (ARO)

A reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2010 and 2011, are as follows (in thousands):

	Year Ended December 31:
	2010	2011
Beginning of year	$—	$—
Liabilities incurred	—	637,176
Liabilities settled	—	—
Accretion expense	—	14,064
Revisions to estimate	—	—

End of year	—	653,240
Less current asset retirement obligations	—	(15,398)

Long-term asset retirement obligations	$—	$639,842

10.	Commitments and contingencies

Lease commitments:

The Company entered into a lease for roads and compressor space in Wyoming for the pipeline. This commitment began in October and paid annually in April. The expense in 2010 was $9,600 and the cost in 2011 was $9,600, included in pipeline costs. Storage rent expense for the years ended December 31, 2010 and December 31, 2011 amounted to $554 and $1,079 respectively. The Company uses office space and conference room space provided by a director for $3,000 rent for the years ended December 31, 2010 and 2011.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2011:

	Compressor
	Pad and Roads	End pad	Total
2012	$2,250	$600	$2,850
2013	—	600	600
2014	—	600	600
2015	—	600	600
2016	—	600	600
Thereafter	—	3,300	3,300

Total minimum future rentals	$2,250	$6,300	$8,550

11.	Discontinued operations

The Company’s decision to pursue projects and investments in oil and natural gas exploration and production required that it formally discontinue its former operations beginning August 1, 2003. This decision is reflected by a change in the presentation of the Company’s financial statements to segregate discontinued operating results in previous periods from continuing operations going forward. There is no effect in the current three month period or nine month period of this reclassification.

During 2003, the Company abandoned the development of an inactive subsidiary. At December 31, 2011, the remaining liabilities of this division of $111,690 in unpaid payroll taxes, other payables, and possible penalties has been included as relief of debt income and there is no remaining liability.

12.	Business and Credit Concentrations

Concentrations of Market Risk. The future results of the Company’s oil and gas operations will be affected by the market prices of oil and gas. A readily available market for crude oil, natural gas and liquid products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of oil, gas and liquid products, the regulatory environment, the economic environment and other regional and political events, none of which can be predicted with certainty.

The Company operates in the exploration, development and production phase of the oil and gas industry. Its receivables include amounts due from DNR Oil & Gas, Inc. (“DNR”), a related party that operates the Company’s oil and gas properties and collects remittances from the purchasers of the Company’s oil and natural gas. The Company believes that no single customer or joint venture partner exposes the Company to significant credit risk. While certain of these customers and joint venture partners are affected by periodic downturns in the economy in general or in their specific segment of the natural gas or oil industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company’s results of operations in the long-term. Trade receivables are not collateralized.

Concentrations of Credit Risk. The Company maintains its cash in bank accounts that, at times, may exceed federally insured limits. At December 31, 2011, the Company had approximately $793,000 of cash in bank accounts that exceeded the $250,000 federally insured limit. The difference between this amount and the amount of cash and equivalents shown in the 2011 consolidated balance sheets is primarily attributable to outstanding checks. The Company has not experienced any losses related to investments in cash and equivalents.

13.	Pro-Forma information acquisition (unaudited)

The table below reflects unaudited pro forma results as if the acquisition of oil and gas properties had taken place as of January 1, 2010:

	2010	2011
Total revenue	$3,022,400	$5,786,870

Net income (loss)	$(1,557,527)	$653,494

Net income (loss) applicable to common stockholders	$(1,557,527)	$457,494

Earnings per share:
Basic	$(0.31)	$0.07

Diluted	$(0.31)	$0.07

The unaudited pro forma data gives effect to the actual operating results of the acquired properties prior to the acquisition, adjusted to include the pro forma effect of depreciation, depletion, amortization and accretion based on the purchase price of the properties. Other pro forma adjustments eliminated gas gathering production costs payable to DNR due to our purchase of the Buff field, and to increase expenses by $15,000 per month for administrative costs incurred under an Operating Agreement with DNR that was effective on October 1, 2011. Pro forma adjustments were recognized to record interest expense on $10.1 million of seller financing from January 1, 2010 through July 29, 2011.

14.	Subsequent events

The Company sold a working interest in a well and related lease in Niobrara County Wyoming of its recently acquired assets for approximately $1.1 million to an unaffiliated party. Arête paid $144,682 in the original purchase price for a 50% working interest and an overriding royalty interest. In October 2011, Arête purchased the remaining 50% working interest and an overriding royalty interest for $168,420. Therefore, Arête’s gain on the sale is approximately $750,000 is expected to be recognized in the first quarter of 2012, and it retains its 2.575% overriding royalty interest.

15.	Supplementary Oil and Gas Information (unaudited)

Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per equivalent unit-of-production were as follows:

	2010	2011
Acquisition costs:
Unproved properties	$—	$132,945
Proved properties	—	10,942,751
Exploration costs	—	—
Development costs	—	—
Asset retirement obligation	—	639,176

Total costs incurred	$—	$11,075,696

Depletion per bble of production	$—	$22.72

Supplemental Oil and Gas Reserve Information

The reserve information presented below is based on estimates of net proved reserves as of December 31, 2011 that were prepared by the Company’s independent petroleum engineering firm, Ryder Scott Company, in accordance with guidelines established by the SEC.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Changes in Proved Reserves

The Company did not have any proved reserves prior to 2011. The following table sets forth information regarding the Company’s estimated total proved and oil and gas reserve quantities for the year ended December 31, 2011:

	Oil (Bbl)	Gas (Mcf)	Equivalent (Bble)
Balance, December 31, 2010	—	—	—
Purchases of oil and gas reserves in place	495,159	2,007,328	829,714
Sale of oil and gas reserves in place	(110,151)	(1,141,550)	(300,409)
Production	(9,990)	(38,477)	(16,403)

Balance, December 31, 2011	375,018	827,301	512,902

Proved reserves, December 31, 2011:
Proved developed	290,038	604,476	390,784

Proved undeveloped	84,980	222,825	122,118

Standardized Measure

Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

Future cash inflows are computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December 31, 2011, which resulted in benchmark prices of $96.19 per barrel for crude oil and $4.12 per MMbtu for natural gas. Prices were further adjusted for transportation, quality and basis differentials, which resulted in an average price used as of December 31, 2011 of $83.79 per barrel of oil and $5.84 per Mcf for natural gas.

The assumptions used to compute estimated future cash inflows do not necessarily reflect the Company’s expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company’s control, such as unexpected delays in development, changes in prices or regulatory or environmental policies. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves. Permanent differences in oil and gas related tax credits and allowances are recognized.

A 10% annual discount rate was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves as of December 31, 2011:

Future cash inflows	$36,256,572
Future production costs	(14,467,156)
Future development costs	(964,486)
Future income taxes	(4,623,201)

Future net cash flows	16,137,729
10% annual discount	(7,795,729)

Standardized measure of discounted future net cash flows	$8,342,000

The present value (at a 10% annual discount) of future net cash flows from the Company’s proved reserves is not necessarily the same as the current market value of its estimated oil and gas reserves. The Company bases the estimated discounted future net cash flows from its proved reserves on average prices realized in the preceding year and on costs in effect at the end of the year. However, actual future net cash flows from the Company’s oil and gas properties will also be affected by factors such as actual prices the Company receives for oil and gas, the amount and timing of actual production, supply of and demand for oil and gas and changes in governmental regulations or taxation.

The timing of both the Company’s production and incurrence of expenses in connection with the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% annual discount factor the Company uses when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

A summary of changes in the standardized measure of discounted future net cash flows is as follows for the year ended December 31, 2011:

Standardized measure of discounted future net cash flows, beginning of year	$—
Sales of oil and gas, net of production costs and taxes	(440,596)
Changes in estimated future development costs	(918,376)
Purchases of reserves in place	15,846,975
Sales of reserves in place	(3,622,558)
Net changes in future income taxes	(2,523,445)

Standardized measure of discounted future net cash flows, end of year	$8,342,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.	As of December 31, 2011, we did not maintain effective controls over the control environment. We have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members that qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 9B. OTHER INFORMATION

None

PARTIII

ITEM 10. Directors, Executive Officers and Corporate Governance

Charles L. Gamber (61) Director and Secretary.

Mr. Gamber joined the Company’s Board of Directors in September of 2003, serving as an independent Director, and as a member of the Company’s Audit and Compensation Committees. Mr. Gamber is currently the President and CEO of 86 Phoenix, LLC, a real estate and property development corporation doing business in Colorado. Mr. Gamber has also served as a Director of Net Commerce, Inc., a public company from 2001 to the present. He has served as a consultant for Donald W. Prosser, PC and VCG Holding Corp., a publicly held company with an emphasis in areas of organizational needs, financial projects, and business development. Mr. Gamber has 14 years of sales and service experience in the restaurant industry. He has owned and operated All America Auto Transport of Colorado for 6 years, and was with Toyota Motor Distributors for 5 years, leaving them as a District Sales Manager to pursue his own interests. Mr. Gamber received a bachelor’s degree in Business Administration from Western State College in 1973.

John R. Herzog (65) Director and Acting Chief Financial Officer.

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

William W. Stewart (50) Director.

Mr. Stewart joined the board of directors on December 19, 2001 at the time the Company entered into a Letter of Intent with Mr. Stewart to form a subsidiary corporation to pursue acquisition and management of minor league sports franchises. From December, 2001 until August, 2002, Mr. Stewart ran the operations and directed the business plan of Eagle Capital Funding Corp. (Eagle Capital) to pursue capital funding projects, In addition to serving as an outside director; he serves as a member of the Company’s; Nomination and Compensation Committees. Mr. Stewart worked in the brokerage industry as an NASD licensed registered representative from 1986 to 1994. Mr. Stewart started his career with Boettcher and Company of Denver, Colorado and left the Principal Financial Group of Denver, Colorado in 1994 to open his own small-cap investment firm, S.W. Gordon Capital, Inc., where he has been its president since 1994 to the present. He has consulted with many small companies, both public and private, on capital formation and mergers and acquisitions. Mr. Stewart formerly served as CEO and is an owner of Larimer County Sports, LLC, a Colorado Limited Liability Company, which owns the Colorado Eagles Hockey Club a minor league professional hockey franchise in northern Colorado. Mr. Stewart was born in The Pas, Manitoba, Canada. Mr. Stewart attended the University of Denver on a full athletic scholarship where he played hockey from 1979 to 1983 as right wing and served as assistant captain during his senior year. Mr. Stewart graduated with a BS, Business Administration from the University of Denver in 1983, with honors as a Student Athlete.

Donald W. Prosser (60) Chairman and Chief Executive Officer.

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

From 1997 to 1999, Mr. Prosser served as CFO and Director for Chartwell International, Inc, a public company publishing high school athletic information and providing athletic recruiting services. From 1999 to 2000, he served as CFO and Director for Anything Internet, Inc. and from 2000 to 2001, served as CFO and Director for its successor, Inform Worldwide Holdings, Inc., which is a publicly traded company. From 2001 to the present, Mr. Prosser serves as CFO and Director for Net Commerce, Inc, a public company selling internet services. Since November 2002 through June 2008, Mr. Prosser serves as CFO of VCG Holding Corp., a public company engaged in the business of acquiring, owning and operating nightclubs, which provide premium quality entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. His accounting firm performs accounting service for VCG Holding Corp.

Mr. Prosser has been a Certified Public Accountant since 1975, and is licensed in the state of Colorado. Mr. Prosser attended the University of Colorado from 1970 to 1971 and Western State College of Colorado from 1972 to 1975, where he earned a Bachelor’s degree in both accounting and history (1973) and a Masters degree in accounting – income taxation (1975).

Charles B. Davis (55) Director

Mr. Davis joined Arête’s Board of Directors in 2006, and serves as a member of the Company’s Nominating and Compensation Committees. With over 25 years of experience in the oil and gas industry, Mr. Davis is a valuable addition to the board of the Company. From January 1981 to June 1983, Mr. Davis was Operations Manager for Keba Oil and Gas Co. where he was responsible for drilling, completion and producing operations. From July 1983 to April 1986, Mr. Davis was Vice-President of operations for Private Oil Industries. From April 1986 till August 1988, Mr. Davis did consulting work related to well site operations. Then in August 1988 Mr. Davis joined DNR Oil & Gas Inc. as president, running the day to day operations for 150 to 200 wells, and involved in exploration activities. Mr. Davis graduated from the University of Wyoming with a Bachelor of Science Degree.

Board Committees

Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board of Directors has designated three standing committees: the Audit Committee, the Nominating Committee, and the Compensation Committee.

Audit Committee.

The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met four times during the year 2011.

Audit Committee Financial Expert.

The Board has determined that Mr. Prosser is an audit committee financial expert as defined by Item 401(h) of Regulation S-B under the Securities Act and is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Nominating Committee.

The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on the Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the year 2011.

Compensation Committee.

The Compensation Committee was established in 2003. It administers our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met one time during the year 2011 to review, among other things, compensation for the officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last two completed fiscal years:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year or Period Ended	Salary $	Bonus $	Other Annual Compensation	Restricted Stock Awards ($)	Option/ SAR’s (#)	LTIP Payouts ($)	All Other Compensation ($)
Charles Gamber, Secretary, Director	12/31/11 12/31/10 12/31/09	$ -0- $ -0- $ -0-

John Herzog, Acting CFO, Director	12/31/11 12/31/10 12/31/09	$ -0- $ -0- $ -0-

Donald W Prosser CEO, and Chairman	12/31/11 12/31/10 12/31/09	$ -0- $ -0- $ -0-

Charles Davis COO and Director	12/31/11 12/31/10 12/31/09	$ -0- $ -0- $ -0-

Option/SAR Grants Table

Option/SAR Grants in Last Fiscal Year

Individual Grants

There were no grants of options of stock to officers in the fiscal year ended December 31, 2011.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

Aggregated Option/SAR Exercises in Last Fiscal Year

And FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR’s at Shares Acquired Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SAR’s at FY-End Exercisable/ Unexercisable
None	0	$-0-	-0-	$-0-

Compensation of Directors.

The directors are compensated for consulting services and may be reimbursed for their expenses in attending formal meetings of the board of directors. The following is the director’s compensation for the fiscal year ended December 31, 2011.

Charles Gamber	$24,000	(2)
William Stewart	$24,000	(2)
John Herzog	$24,000	(2)
Donald W Prosser	$99,000	(1)
Charles Davis	$39,000	(3)

(1)	includes work related to the audit committee, accounting, and the SEC filings;
(2)	includes payment of officers compensation;
(3)	includes payment of officers compensation and oil and natural gas opertations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	William W. Stewart Director c/o P.O. 141 Westminster, Colorado 80036	Direct:	71,104	0.916%(1)

Common Stock	Donald W Prosser CEO/Chairman c/o P.O. 141 Westminster, Colorado 80036	Direct:	690,731	8.896(2)

Common Stock	Charles L. Gamber Director/Secretary c/o P.O. 141 Westminster, Colorado 80036	Direct:	90,410	1.164%(3)

Common Stock	John R. Herzog Director/ Acting CFO c/o P.O. 141 Westminster, Colorado 80036	Direct:	268,029	3.452%(4)

Common Stock	Charles Davis Director/COO c/o P.O. 141 Westminster, Colorado 80036	Direct:	689,854	8.885%(5)

Common Stock	Directors and Executive Officers as a Group	Total:	1,810,128	23.57%(6)

(1)	Includes Directly Owned of 71,104 shares;
(2)	Includes Directly Owned of 690,731 shares;
(3)	Includes Directly Owned of 90,410 shares;
(4)	Includes Directly Owned of 268,029 shares;
(5)	Includes Directly Owned of 689,854 shares;
(6)	Includes Directly Owned of 1,810,128 common shares.

Percentage calculated based on 7,764,476 common shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the fiscal years ended December 31, 2010 and December 31, 2011, transactions occurred with directors and executive officers relating to cash and non-cash compensation which are disclosed in the discussion and footnotes to Item 10 of this Report, Executive Compensation, and Item 11, Security Ownership of Certain Beneficial Owners and Management which are incorporated herein by reference. (See also: Notes 3, 4, 5 and 6, Notes to Audited Financial Statements.)

On September 13, 2006 we purchased the TOP Gathering System located in Campbell County, Wyoming for $330,000 cash from PRB Energy, Inc. The TOP system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. The pipeline services producers of coal-bed methane in the Powder River Basin and is currently gathering from 33 wells operated by an independent natural gas company, transporting approximately 1.25 million cubic feet of gas per day. The gathering system has a current throughput capacity of approximately 4 to 30 million cubic feet (“MMcf”) of gas per day based on the compression attached to the pipeline. Our current fees of transportation will average $0.80 per thousand cubic feet (“Mcf”) and gathering fees are subject to contracts that expire 2012. Arête is in negotiations with the well owners and leaseholders of the current wells attached to the pipeline to purchase or participate in the development of the other gas zones in the region. The pipeline has capacity of three times as much gas as is presently being delivered, based on current compression, and developing the present leases would help fill that capacity. The funds of $400,000 in cash for the pipeline and related costs have been provided by two directors of the Company and an independent third party. The funds provided to the Company were as follows: $200,000 Director & Chairman Donald W. Prosser, $75,000 Director and Secretary William Stewart, and $125,000 Director Charles Davis. No formal plan has been finalized on the repayment of these funds. The Company anticipates that the debt structure will be in the form of a convertible note secured by the assets of the pipeline. The rate of interest is 9.6% and the terms of the conversion are still being negotiated. These notes were converted to 62,500 shares of Common stock at a rate of $8.00 per share in May 2011.

Donald W. Prosser pledged 215,000 shares of his Common stock to individuals in exchange for a loan of $215,000 with no interest due in May 2011. The advance was used as working capital.

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

The Company owes its directors for services for part of 2008, 2009, and 2010. They are accruing $98,000 during fiscal 2010 to be paid in the future with 66,023 shares of Common Stock valued at $0.0148 per share. The Company paid Mr. Gamber 5,000 shares of Common stock as part of his 2008 fee valued at $2,450.

The Company paid Donald W Prosser $22,050 (35,000 shares of Common Stock) for due diligence on the proposed acquisition and work on financing for the year ended December 31, 2010. The Company also paid Mr. Prosser $3,000 for the years ended December 31, 2010 and 2011 for the office, meeting and storage space at 7260 Osceola Street, Westminster, CO 80030.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following relate to aggregate fees billed for the last two fiscal years by the Company’s principal accountants concerning the Company’s: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the following:

1.	Audit Fees. $10,000 (2011)

2.	Audit-Related Fees. $-0- (2011)

3.	Tax Fees. $-0- (2011)

4.	All Other Fees. $-0- (2011) Reading of the subsequent events procedures and Form 8-K.

5.      (i) The Company’s Audit Committee’s pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:

Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Causey Demgen and Moore Inc. in 2011 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors’ services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

The following relate to aggregate fees billed for the last two fiscal years by the Company’s principal accountants concerning the Company’s: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the following:

1.	Audit Fees. $13,000 (2010) $28,250 (2011)

2.	Audit-Related Fees. $-0- (2010 & 2011)

5.	Tax Fees. $-0- (2010 & 2011)

6.	All Other Fees. $-0- (2010 & 2011) Reading of the subsequent events procedures and Form 8-K.

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

6.      The percentage (if over 50%) of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year done by persons other than the principal accountant’s full-time, permanent employees, was: Not applicable

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description	Ref.No

EX - 3.1	Restated Articles of Incorporation with Amendment adopted by shareholders on September 1, 1998.	1

EX - 3.2	Bylaws adopted by the Board of Directors on October 1, 1998.	1

EX - 3.3	Bylaws adopted by the Board of Directors on March 15, 2011.	1

EX - 4.1	Designation of Class A Preferred Stock dated February 26, 2001.	1

EX - 4.2	Designation of Series 1 Convertible Preferred Adopted November 19, 2001	1

EX - 4.3	Designation of Series 2 Convertible Preferred Adopted December 19, 2001.	1

EX - 10.1	2003 Omnibus Incentive Stock Compensation Plan Adopted, August 21, 2003	2

EX - 10.2	2004 Omnibus Incentive Stock Compensation Plan Adopted, August 4, 2004	3

EX - 10.3	Purchase agreement with PRB for purchase of pipeline	4

EX - 21	Subsidiaries of the Registrant	5

EX - 23	Consent from Ryder Scott

EX - 31.1	Certification of CEO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002	5

EX - 31.2	Certification of CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002	5

EX - 32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	5

EX - 32.2	Certification CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	5

EX - 99.1	Report from Ryder Scott	5

EX - 101.INS	XBRL Instance Document	6

EX - 101.SCH	XBRL Taxonomy Extension Schema Document	6

EX - 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	6

EX - 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	6

EX - 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	6

EX - 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	6

Notes to Exhibits:

1. These documents and related exhibits have been previously filed with the Securities and Exchange Commission, and by this reference are incorporated herein.

2. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-KSB filed on September 4, 2003.

3. These documents and related exhibits have been previously filed under the Company’s periodic reports for periods ended during the fiscal year 12/31/04 and are incorporated herein by reference.

4. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 18, 2006.

5. Attached to this report on Form 10-K as Exhibits and incorporated herein by reference.

6. To be furnished by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arête Industries, Inc.

April 16, 2012	By:	/s/ Donald W. Prosser
Donald W. Prosser
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles L. Gamber Charles L. Gamber	Secretary and Director	April 16, 2012

/s/ Donald W. Prosser Donald W. Prosser	Chairman of the Board and Chief Executive Officer	April 16, 2012

/ s/ John R. Herzog John R. Herzog	Acting Chief Financial Officer and Director	April 16, 2012

/s/William Stewart William Stewart	Director	April 16, 2012