Form 10-K/A
period 2011-12-31
ARETE INDUSTRIES INC
filed 2012-05-01
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

On March 31, 2012 the aggregate market value of the 5,954,448 common stock held by non-affiliates of the Registrant was approximately $8,336,227.

On March 31, 2012 the Registrant had 7,764,476 shares of common stock outstanding.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

EXPLANATORY NOTE

The Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) of Arête Industries, Inc. is being filed for the sole purpose of furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the interactive date files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be or have been affected by subsequent events. Such subsequent matters will be addressed, as required, in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the SEC.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description	Ref.No

EX - 3.1	Restated Articles of Incorporation with Amendment adopted by shareholders on September 1, 1998.	1

EX - 3.2	Bylaws adopted by the Board of Directors on October 1, 1998.	1

EX - 3.3	Bylaws adopted by the Board of Directors on March 15, 2011.	1

EX - 4.1	Designation of Class A Preferred Stock dated February 26, 2001.	1

EX - 4.2	Designation of Series 1 Convertible Preferred Adopted November 19, 2001	1

EX - 4.3	Designation of Series 2 Convertible Preferred Adopted December 19, 2001.	1

EX - 10.1	2003 Omnibus Incentive Stock Compensation Plan Adopted, August 21, 2003	2

EX - 10.2	2004 Omnibus Incentive Stock Compensation Plan Adopted, August 4, 2004	3

EX - 10.3	Purchase agreement with PRB for purchase of pipeline	4

EX - 21	Subsidiaries of the Registrant	1

EX - 23	Consent from Ryder Scott	1

EX - 31.1	Certification of CEO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002	5

EX - 31.2	Certification of CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002	5

EX - 32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	5

EX - 32.2	Certification CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	5

EX - 99.1	Report from Ryder Scott	1

EX - 101.INS	XBRL Instance Document	5

EX - 101.SCH	XBRL Taxonomy Extension Schema Document	5

EX - 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	5

EX - 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	5

EX - 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	5

EX - 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	5

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

Arête Industries, Inc.

May 1, 2012	By:	/s/ Donald W. Prosser
Donald W. Prosser
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles L. Gamber Charles L. Gamber	Secretary and Director	May 1, 2012

/s/ Donald W. Prosser Donald W. Prosser	Chairman of the Board and Chief Executive Officer	May 1, 2012

/ s/ John R. Herzog John R. Herzog	Acting Chief Financial Officer and Director	May 1, 2012

/s/William Stewart William Stewart	Director	May 1, 2012