Form 10-Q
period 2012-03-31
ARETE INDUSTRIES INC
filed 2012-05-15
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from             to

Commission File Number 33-16820-D

ARÊTE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1508638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 141 Westminster, Colorado	80036
(Address of Principal Executive Offices)	(Zip Code)

303-427-8688

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 11, 2012, the Registrant had 7,764,476 shares of common stock issued and outstanding.

ARÊTE INDUSTRIES, INC.

Part 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2011 and March 31, 2012

	2011	2012
ASSETS
Current Assets:
Cash and equivalents	$219,566	$631,756
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	165,283	163,111
Other	15,597	26,471
Prepaid expenses and other	207,338	169,432

Total Current Assets	607,784	990,770

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	9,056,032	8,749,536
Unevaluated properties	287,728	291,776
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522

Total property and equipment	9,808,477	9,506,029
Less accumulated depreciation, depletion and amortization	(525,154)	(661,659)

Net Property and Equipment	9,283,323	8,844,370

TOTAL ASSETS	$9,891,107	$9,835,140

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued

December 31, 2011 and March 31, 2012

	2011	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Oil and gas property acquisition costs	$826,791	$250,000
Gas gathering operating costs	416,835	436,403
Operator fees and other	151,748	151,748
Unrelated parties	92,019	29,297
Preferred stock dividends payable	—	391,875
Notes and advances payable:
Directors and affiliates	109,319	235,069
Unrelated parties	250,000	250,000
Accrued interest expense	88,303	99,109
Director fees payable	90,000	120,000
Finders fee payable for private placement of preferred stock	105,000	105,000
Accrued consulting services payable in common stock	18,750	63,750
Current portion of asset retirement obligations	15,398	15,421
Other accrued costs and expenses	111,061	202,930

Total Current Liabilities	2,275,224	2,350,602
Asset Retirement Obligations, net of current portion	637,842	623,474

Total Liabilities	2,913,066	2,974,076

Commitments and Contingencies (Notes 3, and 10)
Stockholders’ Equity
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, issued and outstanding no shares in 2010 and 522.5 shares in 2011, liquidation preference of $5,421,000 in 2011 and $5,616,275 in 2012	5,023,371	5,023,371
Series 2; authorized 2,500 shares, issued and outstanding no shares in 2010 and 2011	—	—
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 4,972,635 in 2010 and 7,764,476 in 2011	16,904,154	16,904,154
Accumulated deficit	(14,949,484)	(15,066,461)

Total Stockholders’ Equity	6,978,041	6,861,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,891,107	$9,835,140

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarters Ended March 31, 2011 and 2012

	2011	2012
Revenues:
Oil and natural gas sales	$—	$554,035
Sale of oil and natural gas properties	—	533,048
Gas gathering income	29,656	—

Total revenues	29,656	1,087,083

Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	—	283,709
Production taxes	—	44,196
Depreciation, depletion, amortization and accretion	—	131,107
Gas gathering:
Cost of operations:
Related Party	20,611	—
Unrelated parties	47,143	3,660
Depreciation	11,055	11,055
General and administrative expenses:
Director fees	30,000	30,000
Investor relations	140,540	45,804
Acquisition investigation and due diligence	27,500	—
Legal, auditing and transfer agent	43,539	49,080
Accounting, financial reporting and rent- related party	27,542	35,750
Consulting fees:
Related parties	30,625	75,000
Unrelated parties	76,450	71,445
Office, travel and other	16,724	13,546
Depreciation	—	143

Total operating expenses	471,729	794,495

Operating income (loss)	(442,073)	292,588
Other income (expense):
Interest income	140	155
Interest expense	(11,745)	(17,845)

Income (loss) before income taxes	(453,678)	274,898
Income tax benefit (expense)	—	—

Net income (loss)	$(453,678)	$274,898

Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$(453,678)	$274,898
Accrued preferred stock dividends	—	(195,875)

Net income (loss) applicable to common stockholders	$(453,678)	$79,023

Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$(0.09)	$0.01

Diluted	$(0.09)	$0.01

Weighted Average Number of Common Shares Outstanding:
Basic	4,970,000	7,764,000

Diluted	4,970,000	7,764,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Quarter Ended March 31, 2012

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, December 31, 2011	522.5	$5,023,371	7,764,476	$16,904,154	$(14,949,484)	$6,978,041
Preferred stock dividends declared	—	—	—	—	(391,875)	(391,875)
Net income	—	—	—	—	274,898	274,898

Balances, March 31, 2012	522.5	$5,023,371	7,764,476	$16,904,154	$(15,066,461)	$6,861,064

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarters Ended March 31, 2011 and 2012

	2011	2012
Cash Flows from Operating Activities:
Net income (loss)	$(453,678)	$274,898
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	11,055	140,239
Accretion of discount on asset retirement obligations	—	2,066
Gain on sale of oil and gas properties	—	(533,048)
Changes in operating assets and liabilities:
Accounts receivable	3,908	24
Prepaid expenses and other	—	38,656
Accounts payable	(34,800)	(22,054)
Accrued costs and expenses	164,715	177,675

Net cash provided by (used in) operating activities	(308,800)	78,455

Cash Flows from Investing Activities:
Capital expenditures for oil and gas properties	—	(617,270)
Proceeds from sale of oil and gas properties	—	1,108,709
Contingent consideration paid to DNR under sharing arrangement	—	(282,704)

Net cash provided by investing activities	—	208,735

Cash Flows from Financing Activities:
Proceeds from notes and advance payable	620,000	375,000
Principal payments on notes payable	(4,966)	(250,000)

Net cash provided by financing activities	615,034	125,000

Net increase in cash and equivalents	306,234	412,190
Cash and equivalents, beginning of period	15,990	219,566

Cash and equivalents, end of period	$322,224	$631,756

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13,438	$20,000

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Preferred stock dividends declared	$—	$391,875

Asset retirement obligations assumed upon sale of oil and gas properties	$—	$16,411

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1.	Organization and Nature of Operations

Arête Industries, Inc. (“Arête” or the “Company”), is a Colorado corporation formed on July 21, 1987. The Company has two wholly-owned subsidiaries with no assets, liabilities or operations. The Company has operated a natural gas gathering system in Wyoming since 2006 and during the third quarter of 2011 the Company purchased oil and natural gas properties in Colorado, Montana, Kansas, and Wyoming from DNR Oil and Gas, Inc. (“DNR”), an affiliate of a member of the Company’s Board of Directors. The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany accounts have been eliminated in the consolidation.

The Company’s focuses on acquiring interests in traditional oil and gas ventures, seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, re-completion and re-working projects. In addition, the Company’s strategy includes purchase and sale of acreage prospective for oil and natural gas and seeking to obtain cash flow from sale, drilling opportunities, and royalty income.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2011 and March 31, 2012, and the results of operations, changes in stockholders’ equity, and cash flows for the quarters ended March 31, 2011 and 2012. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company’s 2011 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K.

Use of estimates

Preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make various assumptions, judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

The most significant areas requiring the use of assumptions, judgments and estimates relate to the volumes of natural gas and oil reserves used in calculating depreciation, depletion and amortization (“DD&A”), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future asset retirement obligations, impairments of undeveloped properties, and in valuing share-based payment awards.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

The only component of comprehensive income that is applicable to the Company is net income (loss). Accordingly, a separate statement of comprehensive income (loss) is not included in these financial statements.

Reclassifications

The Company has condensed certain line items within the current period financial statements, and certain prior period balances were reclassified to conform to the current year presentation. Reclassifications did not have any impact on the Company’s previously reported working capital, results of operations or cash flows.

Reverse Stock Split

On April 11, 2011 the Company held its annual meeting. The shareholders voted to reverse split the common stock of the Company 100 for 1. The effective date of the reverse split was April 18, 2011. All references to shares have been restated to reflect the reverse stock split if it had occurred at the beginning of the earliest period presented.

Earnings per share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series 1 preferred stock that is convertible into common stock at an exchange price of $3.30 per common share. As of March 31, 2012, the convertible preferred stock had an aggregate liquidation preference of $5,616,275 and was convertible to 1,698,182 shares of common stock. These shares were excluded from the earnings per share calculation because it was anti-dilutive to assume conversion at the beginning of the quarter, which would have eliminated preferred dividends from the earnings per share calculation.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new fair value measurement authoritative accounting guidance clarifying the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s current operations and structure, the adoption of this standard did not have an impact on the Company’s 2012 financial statements.

In June 2011, the FASB issued new authoritative accounting guidance that states an entity that reports items of other comprehensive income has the option to present the components of net income and comprehensive income in either one continuous financial statement, or two consecutive financial statements, including reclassification adjustments. In December 2011, the FASB issued new authoritative accounting guidance which effectively deferred the requirement to present the reclassification adjustments on the face of the financial statements. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s current operations and structure, the adoption of this standard did not have an impact on the Company’s 2012 financial statements.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

3.	Acquisitions and Dispositions of Oil and Gas Properties

Acquisitions

In connection with the related party acquisition of oil and gas properties in the third quarter of 2011, the Company acquired interests in certain geologic zones of the properties. Presented below is a summary of agreed-upon values associated with the properties along with a discussion of the interests retained by the related party sellers (“Sellers”):

Rex Lake/ Big Hollow (WY)	$511,025	(b)
Kansas	2,152,216	(a)
Montana	98,179	(b)
Wyoming	2,733,773	(b)
Buff (WY)	611,211	(b)
Colorado	2,507,678	(a)
School Creek (WY)	2,385,918	(b)

	$11,000,000	(c)

(a)	The Colorado and Kansas properties provide for additional consideration that is payable to Sellers if proved producing reserves are increased relating to these properties through drilling or recompletion activities over a period of ten years after the closing date. To the extent that oil reserves increase, the Sellers are entitled to additional consideration of $250,000 for each increase of 20,000 net barrels. Furthermore, to the extent that oil and gas prices increase, the Sellers are entitled to additional consideration as the targeted price thresholds are exceeded for periods of 61 days. The increase in purchase price for the Kansas and Colorado properties is limited to a maximum of $5 million. On December 23, 2011, the $90 price threshold was exceeded for 61 days and, accordingly, the Company recorded an additional acquisition cost payable for $250,000. This amount is due on December 23, 2012 and is included in oil and gas property acquisition costs payable to DNR as of December 31, 2011 and March 31, 2012. On April 13, 2012, the $100 price threshold was exceeded for 61 days and, accordingly, the Company will record an additional acquisition cost payable for $250,000 in the second quarter of 2012.
(b)	The properties located in Wyoming and Montana provide a similar formula as used for Colorado and Kansas that could result in an obligation for additional purchase consideration to the extent that the Company performs future drilling or recompletion activities in formations that are not producing as of the closing date. Furthermore, if the Company sells properties where reserves have been proved up through drilling or recompletion, the Sellers have retained an interest of 70% in the net sales proceeds (after Arête receives a recovery of 125% of the original purchase allocation as contained in the table above). The increase in purchase price for all properties shown in the table above is limited to a maximum of $25 million. Due to the sale of the School Creek property in the third quarter of 2011, accrual of $250,000 due to a sustained increase in oil prices over $90 per barrel was recorded during the fourth quarter of 2011, and the sale of a second property in the February 2012, the maximum future consideration has been reduced by approximately $5.0 million to $20.0 million as of March 31, 2012.
(c)	The values shown in this table are the allocation amounts attributable to the proved developed zones agreed to between the Company and the Sellers, before purchase adjustments for pre-acquisition net revenues received, oil in tanks and contingent purchase price adjustments. These adjustments do not modify the agreed upon value for purposes of the adjustments discussed above, although they did impact the purchase allocation under GAAP.

The Company is in the process of evaluating the purchase and the allocation of the purchase price to all assets and liabilities acquired.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

The table below reflects unaudited pro forma results as if the third quarter of 2011 acquisition of oil and gas properties had taken place as of January 1, 2011:

Quarter Ended
March 31, 2011
Total revenue	$933,049

Net income (loss)	$(215,471)

Net income (loss) applicable to common stockholders	$(479,576)

Earnings per share:
Basic	$(0.10)

Diluted	$(0.10)

The unaudited pro forma data gives effect to the actual operating results of the acquired properties prior to the acquisition, adjusted to include the pro forma effect of depreciation, depletion, amortization and accretion based on the purchase price of the properties. Other pro forma adjustments were recorded to eliminate gas gathering production costs payable to DNR that due to our purchase of the Buff field would have been eliminated, and to increase expenses by $15,000 per month for administrative costs incurred under an Operating Agreement with DNR that was effective on October 1, 2011.

Dispositions

In February 2012, the Company sold to an unaffiliated party a working interest in a well and related lease in Niobrara County Wyoming for gross proceeds of approximately $1,109,000. After payment of additional consideration pursuant to the formula discussed under (b) in the acquisition table above, the Company realized net proceeds of $826,000. The purchaser assumed the asset retirement obligations estimated at approximately $16,000 and after deducting the net book value of the property, the Company recognized a gain on sale of $533,000. The Company retained a 2.575% overriding royalty interest in this property.

This sale comprised approximately 1.6% of the Company’s BOE equivalent of oil and gas reserve quantities, and approximately 2.2% of the Company’s discounted future net revenues prior to the sale. The Company determined that this sale did not qualify for discontinued operations reporting. All gains and losses recognized from oil and gas property sales are included in other operating revenues in the Consolidated Statements of Operations.

4.	Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $7.8 million which expire in 2015 through 2031. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the quarter ended March 31, 2012, the Company did not recognize any income tax expense due to the utilization of its net operating loss carryforward.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

5.	Stock transactions and preferred stock dividends

On March 30, 2012 the Board of Directors declared the 15% dividend on the Series A-1 preferred stock which was paid in cash on April 2, 2012. During the quarter ended March 31, 2012, the Company did not issue any common stock for compensation or services.

6.	Contracts Payable

The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 800,000 shares of Common Stock valued at $500,000. The contract is for a period of three years and is being amortized ratably over the service period.

7.	Notes and advances payable

Notes payable consist of the following as of December 31, 2011 and March 31, 2012:

	2011	2012
Officers, directors and affiliates:
Notes and advances payable, interest at 8.0%, due on demand	$24,319	$25,069
Notes and advances payable, interest at 9.7%, due on demand	85,000	85,000
Note payable, interest at 12.0%, due March 2013	—	125,000

Total officers, directors and affiliates	109,319	235,069

Unrelated parties:
Note payable, interest at 12.0%, due March 2013	—	250,000
Notes payable, interest at 12.0%, due March 2013	250,000	—

Total unrelated parties	250,000	250,000

Total notes and advance payable	$359,319	$485,069

All of the notes payable shown above are unsecured. Accrued interest on notes and advances payable amounted to $88,303 as of December 31, 2011 and $99,109 as of March 31, 2012.

8.	Asset retirement obligations (ARO)

A reconciliation of the Company’s asset retirement obligations for the quarter ended March 31, 2012, is as follows:

Balance, December 31, 2011	$653,240
Liabilities incurred	—
Liabilities assumed by buyer of properties	(16,411)
Accretion expense	2,066
Revisions to estimate	—

Balance, March 31, 2012	638,895
Less current asset retirement obligations	(15,421)

Long-term asset retirement obligations	$623,474

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

9.	Related Party Operator Agreement

In connection with the acquisition agreement entered into in the third quarter of 2011, the Company executed an operating agreement whereby DNR that provides for services to operate all of the properties acquired by the Company for a monthly fee of $23,000. The operating agreement expired on March 31, 2012 and renews on a month to month basis. Based on operator costs for the properties prior to the Company’s acquisition, approximately $8,000 per month is included in lease operating expenses and $15,000 per month is included in related party consulting fees in the accompanying unaudited consolidated statements of operations.

10.	Subsequent events

On April 13, 2012, NYMEX crude oil futures prices exceeded $100 for the 61st consecutive day. Accordingly, the Company incurred a payable for additional acquisition costs under the third quarter 2011 acquisition agreement described in Note 3. This payable has a payment due date of April 13, 2013.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included in our Annual Report on Form 10-K and the financial statements and footnotes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

•	unsuccessful drilling and completion activities and the possibility of resulting write-downs;

•	capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;

•	price volatility of oil and natural gas prices, and the effect that lower prices may have on our earnings and stockholders’ equity;

•	a decline in oil or natural gas production or oil or natural gas prices, and the impact of general economic conditions on the demand for oil and natural gas and the availability of capital;

•	geographical concentration of our operations;

•	increases in the cost of drilling, completion and gas gathering or other costs of production and operations;

•	our ability to successfully drill wells that produce oil or natural gas in commercially viable quantities;

•	failure to meet our proposed drilling schedule;

•

adverse variations from estimates of reserves, production, production prices and expenditure requirements, and our inability to replace our reserves through acquisition, exploration and development activities;

•	our current level of indebtedness and the effect of any increase in our level of indebtedness;

•	limited control over non-operated properties;

•	reliance on limited number of customers;

•	title defects to our properties and inability to retain our leases;

•	our ability to retain key members of our senior management and key consulting resources;

•	federal, state and tribal regulations and laws;

•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;

•	federal and state legislation and regulatory initiatives relating to hydraulic fracturing;

•	risks in connection with evaluating potential acquisitions, integration of significant acquisitions, and difficulty managing our growth and the related demands on our resources;

•	developments in the global economy;

•	financing and interest rate exposure;

•	effects of competition;

•	effect of seasonal factors;

•	lack of availability of drilling rigs, equipment, supplies, insurance, personnel and oil field services; and

•	further sales or issuances of common stock.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise

General Overview

It is our desire to provide an understanding of the Company’s past performance, its financial condition and its prospects for the future. Accordingly, we will discuss and provide our analysis of the following:

•	Critical accounting policies;

•	Results of operations;

•	Liquidity and capital resources;

•	Contractual obligations

•	New accounting pronouncements.

In the third quarter of 2011, we completed an acquisition of oil and natural gas properties in Montana, Wyoming, Colorado and Kansas. These properties include several proved undeveloped and probable drilling opportunities. While we have made good progress to implement our business strategy over the past year, we believe our primary challenge over the next few months is to obtain additional financing to exploit existing drilling opportunities and possibly to acquire additional properties. We have sold some of our properties while retaining overriding royalty interests for future upside upon further development of the properties. In addition, we are in the process of reviewing several opportunities for the purchase of production and underdeveloped oil and gas leases for future development. In order to purchase properties or begin substantive drilling activities we must obtain additional financing, which cannot be assured. We rely heavily on the skills of our board members in the fields of business development, capital acquisition, corporate visibility, oil and gas development, geology and operations.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K, as supplemented by the Unaudited Notes to Consolidated Financial Statements included herein. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the oil and gas industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We record revenue from the sale of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we will record revenue for our share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at March 31, 2012 were not material.

Property and equipment

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative oil and gas reserve estimation and disclosure guidance that was effective for the Company beginning in 2010. This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the SEC final rule, “Modernization of Oil and Gas Reporting”, which was also effective in 2010.

Our oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the consolidated statements of cash flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized.

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

We review our proved oil and gas properties and our gas gathering system for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future cash flows of assets evaluated for impairment and compare such undiscounted future cash flows to the carrying amount of the respective asset to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the asset to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas is converted to barrel of oil equivalents (“BOE”) at the rate of six Mcf of natural gas to one barrel of oil. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration.

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

Stock-based Compensation

We have not granted any stock options or warrants during the quarters ended March 31, 2011 and 2012, and no options or warrants were outstanding at any time during 2011 and 2012. We issued shares of common stock for services performed by officers, directors and unrelated parties during 2011 and we expect to issue shares for services in the future. We recorded these transactions based on the value of the services or the value of the common stock, whichever was more readily determinable.

Results of Operations for the Quarters Ended March 31, 2011 and 2012

To date, inflation has not had a material impact on our operations. Presented below is a discussion of our results of operations for the Quarters Ended March 31, 2011 and 2012.

Oil and Gas Producing Activities

During the third quarter of 2011, we entered into a purchase and sale agreement which resulted in our acquisition of oil and gas properties in Wyoming, Colorado, Kansas and Montana. Prior to this date, we did not have any oil and gas producing activities. Presented below is a summary of our oil and gas operations for the quarter ended March 31, 2012:

Oil Sales	$450,630
Natural Gas Sales	103,405

Total Revenue	554,035
Production Taxes	(44,196)
Lease Operating Expense	(283,709)
Depreciation, depletion, amortization and accretion	(131,107)

Net	$95,023

Net barrels of oil sold	5,044
Net mcf of gas sold	22,830
Average price for oil	$89.34

Average price for gas	$4.53

Lease operating expense per BOE	$32.06

DD&A per BOE	$14.82

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average oil price for the first quarter of 2012 was $89.34 per barrel but ranged from a low of $88.24 for January to a high of $91.08 for February. Our average natural gas price, including proceeds from sales of natural gas liquids, amounted to $4.53 per Mcf for the first quarter of 2012 but ranged from a low of $4.25 per Mcf for February to a high of $4.80 per Mcf for January.

Production taxes were approximately 8% of our oil and gas sales for the first quarter of 2012. Lease operating expense averaged $32.06 per Barrel of Oil Equivalent (“BOE”) whereby six Mcf of gas are equal to one barrel of oil. Many of the wells included in our acquisition have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred. For the first quarter of 2012, we incurred approximately $87,000 for workovers, well service units and repairs which accounted for approximately $9.83 per BOE of our lease operating expenses.

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

During the first quarter of 2012, we sold one of our properties with a 100% working interest in a producing oil and gas well, which resulted in gross proceeds of approximately $1,109,000. This property was sold to an unrelated purchaser and pursuant to our amended purchase agreement entered into during the third quarter of 2011 we were required to pay the related party sellers approximately $283,000 of the proceeds due to their contingent interest and, as a result our net proceeds were $826,000. After deducting the net book value of the property of $309,000, plus the asset retirement obligation assumed by the unrelated purchaser of $16,000, we recognized a gain of approximately $533,000. We expect to periodically evaluate our portfolio of properties and sell additional properties if we believe a sale can be completed on terms that provide attractive returns.

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coalbed methane properties in the Powder River Basin of Wyoming since 2006. We had $29,656 of revenues for the first quarter of 2011 compared to no revenues for the first quarter of 2012, due to low natural gas prices which resulted in all wells in the field being shut-in since June 2011.

Presented below is a summary of operating costs for the quarters ended March 31, 2011 and 2012:

			Percent
	2011	2012	Change
Related party- cost of production	$20,611	$—	(100.0%)

Unrelated parties:
Compressor rental	28,177	—	(100.0%)
Pumper costs	7,500	—	(100.0%)
Transportation	6,667	—	(100.0%)
Property taxes	1,618	1,392	(14.0%)
Land rent, utilities, repairs and other	3,181	2,268	(28.7%)

Total unrelated party costs	47,143	3,660	(92.2%)

Total	$67,754	$3,660	(94.6%)

The reductions in related party cost of production, and unrelated party expenses for compressor rental, pumper costs and transportation during 2012 were primarily due to the decision to shut-in the coal bed methane properties in June 2011 which allowed us to substantially eliminate these costs for the remainder of 2011 and the first quarter of 2012. Depreciation expense related to the gas gathering system was $11,055 for the first quarter of both 2011 and 2012.

In July 2011, we acquired the entire field of coal bed methane wells as part of our $11 million acquisition. While these wells are not economic at current prices being received for natural gas related to the production capability from the existing geologic formation, we have geologic and engineering data that suggest substantial gas reserves exist on these properties by drilling new wells and/or recompleting the existing wells to several new geologic formations. We expect to further evaluate these properties and, if warranted, execute our development plans within the next three years is seeking to exploit the value of the properties and the gas gathering system. As of March 31, 2012, the capitalized cost of the coal bed methane leases is $291,776 and the net capitalized cost of the gas gathering system is $222,471.

General and Administrative

Presented below is a summary of general and administrative expenses for the quarters ended March 31, 2011 and 2012:

	2011	2012	Change
Director fees	$30,000	$30,000	$—
Investor relations	140,540	45,804	(94,736)
Acquisition investigation and due diligence	27,500	—	(27,500)
Legal, auditing and transfer agent	43,539	49,080	5,541
Accounting, financial reporting and rent- related party	27,542	35,750	8,208
Consulting fees:
Related parties	30,625	75,000	44,375
Unrelated parties	76,450	71,445	(5,005)
Office, travel and other	16,724	13,546	(3,178)
Depreciation	—	143	143

Total general and administrative expenses	$392,920	$320,768	$(72,152)

General and administrative expenses decreased by $72,152 in 2012 compared to 2011, primarily due to decreases in investor relations of $94,736, and acquisition investigation and due diligence costs of $27,500. These decreases were offset by increases in consulting expense with related parties of $44,375, and accounting and financial reporting with a related party of $8,208.

The decrease in acquisition investigation and due diligence costs of $27,500 was due to costs in the first quarter of 2011 to evaluate the oil and gas properties that were ultimately acquired in the third quarter of 2011, whereas we did not evaluate any significant acquisitions during the first quarter of 2012. The decrease in investor relations costs of $94,736 was due to substantial activities related to investment banking, market information and shareholder communication services that were performed in the first quarter of 2011 in preparation for the acquisition that was consummated in the third quarter of 2011. The increases in accounting, financial reporting and rent with a related party of $8,208 primarily resulted from a much higher level of accounting services that were required due to a substantial increase in the complexity of our business associated with the acquisition of oil and gas properties and the issuance of convertible preferred stock. The increase in consulting fees with related parties of $44,375 was primarily due a monthly charge of $15,000 under an agreement with DNR, whereby executive level expertise is provided for our existing and prospective oil and properties. The total monthly charge under the operating agreement is $23,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

Income (loss) from operations

Income from operations for the first quarter of 2012 was $292,588 compared to a loss of $442,073 for the first quarter of 2011. The improvement of approximately $735,000 was primarily due to the gain on sale of oil and gas properties of $533,000, as well as the items discussed above relating to the oil and natural gas operations, gas gathering activities, and general and administrative expenses.

Interest Expense

Interest expense increased from $11,745 in the first quarter of 2011 to $17,845 in the first quarter of 2012, an increase of $6,100. This increase was primarily due to incurring penalty interest on a loan that was paid off in the first quarter of 2012.

Liquidity and Capital Resources

We had a working capital deficit as of March 31, 2012 of $1,359,832, compared to a working capital deficit of $1,667,440 at December 31, 2011. The $308,000 reduction in our working capital deficit resulted from by increases in our cash and equivalents of $412,000, and the reduction of oil and gas property acquisition costs payable of $577,000. These amounts that favorably impacted working capital were partially offset by an increase in preferred stock dividends payable of $392,000, an increase in related party notes payable of $126,000, an increase in accrued director fees and consulting of $75,000, and an increase in other accrued costs and expenses of $92,000.

We generated positive operating cash flow of approximately $78,000 for the first quarter of 2012 compared to negative operating cash flow of approximately $309,000 for the first quarter of 2011. The net increase in operating cash flow $388,000 was primarily due to a $729,000 improvement from a net loss of $454,000 in the first quarter of 2011 to net income of $275,000 in the first quarter of 2012, an increase in depreciation, depletion, amortization and accretion of $131,000, and changes in working capital of $193,000. The aggregate impact of amounts that improved our operating cash flow in the first quarter of 2012 compared to the first quarter of 2011 totaled $1,053,000, and this amount was partially offset by a $533,000 gain attributable to investing activities, and a reduction in common stock issued for services of $132,000.

For the first quarter of 2011, we did not have any cash flows related to investing activities. For the first quarter of 2012, we generated net proceeds of approximately $826,000 from the sale of a 100% working interest in an oil and gas property. We realized a gain of approximately $533,000 on the sale of this property. The proceeds from the sale of oil and gas properties were partially offset by capital expenditures of $617,000, primarily for acquisition costs related to the group of properties that we acquired in the third quarter of 2011.

For the first quarter of 2011, we had net borrowings of approximately $615,000. These funds were needed to fund a second quarter of 2011 deposit of $500,000 on the oil and gas properties that were acquired in the third quarter of 2011. For the first quarter of 2012, our financing activities generated net cash proceeds of $125,000 as we borrowed $375,000 and repaid borrowings of $250,000.

Effective March 30, 2012, our board of directors declared a semi-annual dividend due on our Series 1 convertible preferred stock. The dividend was payable to preferred holders of record on April 2, 2012 and is reflected as a payable on our balance sheet as of March 31, 2012. The payment of this dividend will be reflected as a financing activity on our cash flow statement for the second quarter of 2012.

As of March 31, 2012, we had cash and equivalents of approximately $632,000. Based on the current prices received from the sale of our oil and natural gas, the cash flows may not be adequate to cover all of our operating, general, administrative and interest costs. We do not have any material commitments for capital expenditures, although we expect to incur up to $964,000 during 2012 for development drilling on our existing oil and gas properties if we can obtain adequate financing which can not be assured. We also expect to evaluate acquisitions that are consistent with our business objective of acquiring interests in traditional oil and gas ventures, and seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas.

In order to execute our development drilling plans and to acquire additional interests in oil and gas properties that meet our objectives, we need additional financing. From the time we acquired our existing properties in the third quarter of 2011, we have sold our interests in some of those properties, which resulted in aggregate net proceeds from two sales of $5,927,000, which was used to repay acquisition indebtedness. We intend to only sell properties that can be liquidated for an attractive premium and there can be no assurance that we will continue to generate any proceeds from the sale of our properties.

We are currently in preliminary discussions with lenders that have expressed an interest in providing a line of credit that would be secured by our oil and gas properties. There is no assurance that we will be successful in attracting a lender or that the amount of any financing will be sufficient to execute our business plan for 2012.

If oil and gas prices decrease materially from current levels and additional debt or equity funding is unavailable on acceptable terms, or at all, our strategy would include some or all of the following: (i) defer development drilling on our existing properties, (ii) forego additional oil and gas property acquisitions, (iii) shut-in any marginal or uneconomic wells, (iv) attempt to negotiate the issuance of common stock in exchange for services, and (v) review and implement other opportunities to reduce general, administrative and operating expenses.

Contractual Obligations and Commercial Commitments

As of March 31, 2012, we have future minimum lease payments of approximately $8,000. This amount is payable during the years ending March 31, 2013, 2014, 2015, 2016, 2017 and after 2017 in the amounts of $2,000, $1,000, $1,000, $1,000, $1,000, and $2,000, respectively.

Off-Balance Sheet Arrangements

In connection with the related party acquisition of oil and gas properties in the third quarter of 2011, we acquired interests in certain geologic zones of the properties. The Colorado and Kansas properties provide for additional consideration that is payable to the related party sellers if proved producing reserves are increased relating to these properties through drilling or recompletion activities over a period of ten years after the closing date. First, to the extent that oil reserves increase, the sellers are entitled to additional consideration of $250,000 for each increase of 20,000 net barrels. Second, to the extent that oil and gas prices increase, the sellers are entitled to additional consideration as the targeted price thresholds are exceeded for periods of 61 days. The increase in purchase price for the Kansas and Colorado properties is limited to a maximum of $5 million.

The properties we purchased are located in Wyoming and Montana provide a similar formula as used for the Colorado and Kansas properties that could result in an obligation for additional purchase consideration to the extent that we perform future drilling or recompletion activities in formations that were not producing as of the September 29, 2011 closing date. Furthermore, if we sell properties where reserves have been proved up through drilling or recompletion, the sellers have retained an interest of 70% in the net sales proceeds (after we receive a recovery of 125% of the original purchase allocation in the amended and restated purchase agreement). The increase in purchase price for all properties (Colorado, Kansas, Wyoming and Montana) is limited to a maximum of $25 million.

Due to consideration retained by the related party sellers from sales of properties through the first quarter of 2012, and $250,000 of consideration payable in December 2012 due to a sustained increase in oil prices over $90 per barrel, the maximum future consideration has been reduced by approximately $5.0 million to $20.0 million as of March 31, 2012. In April 2012, the $100 oil price threshold was exceeded for 61 consecutive days resulting in $250,000 of contingent consideration that will be due in April 2013.

New Accounting Pronouncements

In May 2011, the FASB issued new fair value measurement authoritative accounting guidance clarifying the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s current operations and structure, the adoption of this standard did not have an impact on the Company’s 2012 financial statements.

In June 2011, the FASB issued new authoritative accounting guidance that states an entity that reports items of other comprehensive income has the option to present the components of net income and comprehensive income in either one continuous financial statement, or two consecutive financial statements, including reclassification adjustments. In December 2011, the FASB issued new authoritative accounting guidance which effectively deferred the requirement to present the reclassification adjustments on the face of the financial statements. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s current operations and structure, the adoption of this standard did not have an impact on the Company’s 2012 financial statements.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company is a “Smaller Reporting Company” as defined by Rule 229.10 (f)(1) and is not required to provide or disclose the information required by this item.

Item 4 – Controls and Procedures

As of March 31, 2012, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our annual report on Form 10-K for the year ended December 31, 2011, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures to our employees, and (iii) our controls over financial statement disclosure were determined to be ineffective.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current, pending, or threatened litigation.

Item 1A – Risk Factors.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012 and amended on May 1, 2012. The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2011, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3 – Defaults upon Senior Securities.

None

Item 4 – Mine Safety Disclosures.

Not applicable

Item 5 – Other Information.

None

Item 6 – Exhibits

The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

ARÊTE INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Donald W. Prosser, CEO
Donald W. Prosser, Principal Executive Officer
Dated: May 15, 2012

By:	/s/ John Herzog, Interim CFO
John Herzog, Interim Principal Financial and Accounting Officer
Dated: May 15, 2012