Form 10-Q/A
period 2012-06-30
ARETE INDUSTRIES INC
filed 2012-08-24
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

ARÊTE INDUSTRIES, INC.

Explanatory Note

The purpose of this Amendment No. 1 to Arête Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 16, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

Item 6 - Exhibits

The following documents are filed as exhibits to this report on Form 10-Q/A or incorporated by reference herein.

31.1 (a)	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1 (a)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2 (a)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(a)	Filed on the original filing date of August 16, 2012 for Form 10-Q for the quarterly period ended June 30, 2012.

ARÊTE INDUSTRIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Donald W. Prosser, CEO
Donald W. Prosser, Principal Executive Officer

Dated: August 24, 2012

By:	/s/ John Herzog, Interim CFO
John Herzog, Interim Principal Financial and Accounting Officer

Dated: August 24, 2012