Form 10-K
period 2012-12-31
ARETE INDUSTRIES INC
filed 2013-04-19
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the Fiscal Year Ended December 31, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to

Commission File Number 33-16820-D

ARÊTE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1508638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7260 Osceola Street, Westminster, Colorado	80030
(Address of Principal Executive Offices)	(Zip Code)

(303) 427-8688

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Name of Exchange on which registered: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No   ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 11, 2013, the aggregate market value of the 6,288,167 shares of common stock held by non-affiliates of the Registrant was approximately $1,629,000.

As of April 11, 2013, the Registrant had 7,979,801 shares of common stock issued and outstanding.

Documents Incorporated By Reference—None

Arête Industries, Inc.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K(and other documents to which it refers) are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, including, without limitation, the statements specifically identified as forward-looking statements within this Annual Report on Form 10-K. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital availability, terms, expenditures, revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends on our common stock and on our convertible preferred stock, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or board of directors including those relating to possible development of our oil and gas properties, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “may”, “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

•	Our ability to alleviate our significant working capital deficit and continue business as a going concern;

•	changes in production volumes, worldwide demand and commodity prices for oil and natural gas;

•	changes in estimates of proved reserves;

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	the timing and extent of our success in discovering, acquiring, developing and producing oil and natural gas reserves;

•	our ability to acquire leases, drilling rigs, supplies and services at reasonable prices;

•	risks incident to the drilling and operation of oil and natural gas wells;

•	future production and development costs;

•	the availability of sufficient pipeline and other transportation facilities to carry our production and the impact of these facilities on price;

•	the effect of existing and future laws, governmental regulations and the political and economic climate of the United States of America;

•	changes in environmental laws and the regulation and enforcement related to those laws;

•	the identification of and severity of environmental events and governmental responses to the events;

•	the effect of oil and natural gas derivatives activities; and

•	conditions in the capital markets.

Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

CERTAIN DEFINITIONS

Unless the context in this Annual Report on Form 10-K otherwise requires, the terms the “Company”, “we”, “us”, “our” or “ours” when used herein refers to Arête Industries, Inc., together with its consolidated subsidiary. When the context requires, we refer to these entities separately. We have included below the definitions for certain terms used in this Annual Report on Form 10-K:

Bbl – One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

Bbls/d or BOPD – barrels per day or barrels of oil per day.

BOE – Barrel of oil equivalent, determined using a ratio of six Mcf of natural gas equal to one barrel of oil equivalent.

Carried interest – A contractual arrangement, usually in a drilling project, whereby all or a portion of the working interest cost participation of the project originator is paid for by another party in exchange for earning an interest in such project.

Completion – The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Compression – A force that tends to shorten or squeeze, decreasing volume or increasing pressure.

DD&A – Depreciation, depletion, amortization and accretion.

Developed acreage – The number of acres which are allotted or assignable to producing wells or wells capable of production.

Development activities – Activities following acquisition or exploration including the drilling and completion of additional wells and the installation of production facilities.

Development well – A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or well – A well found to be incapable of producing hydrocarbons economically.

Exploitation – The act of making an oil and gas property more profitable, productive or useful.

Exploratory well – A well drilled to find oil or natural gas reserves in an area or to a potential reservoir not classified as proved.

Farm-in or Farm-out – An agreement whereby the owner of a working interest in an oil and natural gas lease assigns or contractually conveys subject to future assignment the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the farmee is required to drill one or more wells in order to earn its interest in the acreage. The farmor usually retains a royalty and/or after payout interest in the lease. The interest received by the farmee is a “farm-in” while the interest transferred by the farmor is a “farm-out.”

FASB – The Financial Accounting Standards Board.

Field – An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

GAAP – Generally accepted accounting principles in the United States of America.

Gross acres or gross wells – The total acres or wells, as the case may be, in which a working interest is owned.

Mbtu (Mmbtu) – Used as a standard unit of measurement for natural gas and provides a convenient basis for comparing the energy content of various grades of natural gas and other fuels. One cubic foot of natural gas produces approximately 1,000 BTUs, so 1,000 cubic feet of gas is comparable to 1 Mbtu. Mbtu is often expressed as MMbtu, which is intended to represent a thousand BTUs.

Mcf – One thousand cubic feet.

Mmcf – One million cubic feet.

Net acres or net wells – The sum of the fractional working interests owned in gross acres or gross wells.

NGL’s – Natural gas liquids measured in barrels.

NRI or Net Revenue Interests – The share of production after satisfaction of all royalty, oil payments and other non-operating interests.

Plugging and abandonment or P&A – Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another stratum or to the surface.

PV10 – The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated lease operating expense, production taxes and future development costs, using prices and costs, as prescribed in the SEC rules, as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, depreciation, depletion, amortization and accretion, or Federal income taxes and discounted using an annual discount rate of 10%. PV10 is considered a Non-GAAP financial measure as defined by the SEC.

Productive well – A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production taxes and lease operating expenses.

Proved developed nonproducing reserves or PDNP – Proved reserves that meet the definition of proved developed reserves (defined below) but are either shut-in or are behind-pipe reserves.

Proved developed producing reserves or PDP – Proved reserves that meet the definition of proved developed reserves (defined below) that are currently able to produce to market.

Proved developed reserves – Proved developed oil and gas reserves are reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the costs of the required equipment is relatively minor compared to the costs of a new well.

Proved reserves – Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimates. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved undeveloped reserves or PUDs – Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time

Reasonable certainty – If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least 90 percent probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical or geochemical) engineering, and economic data are made to estimated ultimate recovery with time, reasonably certain estimated ultimate recovery is much more likely to increase or remain constant than to decrease.

Re-engineering – a process involving a comprehensive review of the mechanical conditions associated with wells and equipment in producing fields. Our re-engineering practices typically result in a capital expenditure plan, which is implemented over time, to workover (see below) and re-complete wells and modify down-hole artificial lift equipment and surface equipment and facilities. The programs are designed specifically for individual fields to increase and maintain production, reduce down-time and mechanical failures, lower per-unit operating expenses, and therefore, improve field economics.

Reservoir – A permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty interest – An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

SEC – The U.S. Securities and Exchange Commission.

Secondary recovery – The use of water-flooding or gas injection to maintain formation pressure during primary production and to reduce the rate of decline of the original reservoir drive.

Shut-in reserves – Those reserves expected to be recovered from completion intervals that were open at the time the reserves were estimated but were not producing due to market conditions, mechanical difficulties or because production equipment or pipelines were not yet installed. These reserves are included in the PDNP category on the reserve report.

Standardized Measure of Discounted Future Net Cash Flows – A measure of the present value of the estimated future cash flows to be derived from the production and sale of proved oil and gas reserves. Estimated production taxes, estimated operating expenses, estimated future investment costs, and estimated future income taxes are deducted from estimated future cash inflows and discounted at PV 10 to arrive at the standardized measure of discounted future net cash flows. We calculate this measure in accordance with FASB ASC Topic (932) Extractive Activities – Oil and Gas.

Undeveloped acreage – Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working interest or WI – The ownership interest, generally defined in a joint operating agreement, that gives the owner the right to drill, produce and/or conduct operating activities on the property and share in the sale of production, subject to all royalties, overriding royalties and other burdens and obligates the owner of the interest to share in all costs of exploration, development, and production and all risks in connection therewith.

Workover – Major remedial operations on a completed well to restore, maintain or improve the well’s production.

PART 1

Item 1. BUSINESS

Overview

Arête Industries, Inc., a Colorado corporation, is an independent oil and gas company engaged in the acquisition and development of oil and natural gas reserves through a program which includes purchases of reserves, re-engineering, development and exploration activities primarily focused in Wyoming, Kansas, Colorado and Montana.

In September 2006, we acquired a gas gathering system (pipeline and compressor station related assets) in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. During the first half of 2011, this pipeline was transporting approximately 900,000 Mcf (thousand cubic feet) of coal bed methane per day and was cash flowing from its operations until June 2011 when the operator shut-in the coal bed methane wells due to the low prices received for the natural gas produced. This system has a current throughput capacity of approximately 4 million cubic feet of gas per day, although the system is currently idle since the related wells are shut-in.

On May 25, 2011, we entered into a purchase and sale agreement and other related agreements and documents with Tucker Family Investments, LLLP; DNR Oil & Gas, Inc. which we refer to as DNR; and Tindall Operating Company, which we refer to as Tindall, and collectively we refer to these parties as the Sellers, for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana, which we refer to collectively as the original purchase and sale agreement. DNR is owned primarily by an officer and director of the Company, Charles B. Davis. The consideration for the purchase was determined by bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price for the properties was $10 million, of which the Company paid a nonrefundable down payment of $500,000 and the remaining $9.5 million was financed by the Sellers pursuant to a promissory note due July 1, 2011. The Company was unable to arrange the funding to pay the $9.5 million promissory note due on July 1, 2011, and therefore, the note was not paid. On July 29, 2011, the Company and the Sellers entered into an amended and restated purchase and sale agreement regarding the acquisition by the Company of the oil and gas properties originally sought to be purchased. The material terms of the agreement, as amended, were a base purchase price for the properties of $11 million to be paid by an initial payment of $900,000, comprised of (i) a credit in the amount of $500,000 previously paid by the Company in connection with the original purchase and sale agreement; and (ii) $400,000 in funds paid contemporaneously with the execution of the amended purchase and sale agreement. The remaining principal balance of the base purchase price in the amount of $10,100,000, together with interest at the monthly interest rate of 0.83% was to be paid to Sellers in three monthly payments, with $3,700,000 due August 15, 2011 (extended to August 31, 2011), and $3,200,000 due on each of September 15, 2011 and October 15, 2011. All payments were paid in full on September 29, 2011. The Company may be obligated to make additional payments under the amended purchase and sale agreement if the Company increases its proven producing net oil reserves or net gas reserves by drilling or recompletion on certain of the acquired properties in Colorado and Kansas, then the Company will pay $250,000 for every 20,000 bbls or 150,000 mcf increase respectively. If the Nymex prices for oil and/or gas stay above certain thresholds for more than 60 days, the Company will also be required to pay an additional $250,000 as each threshold is exceeded for more than 60 consecutive days. Cumulative payments under the additional purchase price factor for the Colorado and Kansas properties are limited to $5 million. The Company will also make similar payments to the Sellers if the Company increases reserves in the Wyoming and Montana properties, and the Company will make additional payments under a formula by which Sellers and the Company will share proceeds of sales or production from untapped formations on the properties acquired in Wyoming and Montana. Cumulative payments under the additional purchase price factor for the Wyoming and Montana properties are limited to $20 million. The aggregate of all additional purchase price payments from all factors and all states is capped at $25 million. Due to consideration retained by the related party sellers from sales of properties during 2012, and $250,000 of consideration payable in December 2012 and an additional $250,000 of contingent consideration due to sustained increases in oil prices over $100 per barrel, the maximum future consideration has been reduced by approximately $5.2 million to $19.8 million as of December 31, 2012.

In connection with the amended purchase and sale agreement, the Company obtained the right to receive a portion of the proceeds from sale of certain of the properties that could be sold before payment in full of the base purchase price and assignment of the properties to the Company. Certain properties were sold on August 23, 2011 and the Company received $5,101,047 for its share of the net proceeds on the sale. The Company applied its net proceeds to the payments due under the amended purchase and sale agreement. On September 29, 2011 the Company paid the balance of $5,120,194 that included $121,241 of interest. The Company recognized a gain on the sale of these assets of $2,479,934, which is included in non-operating income for the year ended December 31, 2011. Also, the Company, as part of the amended purchase and sale agreement, received the production of oil and gas from the purchased properties beginning April 1, 2011 and was responsible for the related lease operating expenses from April 1 as well. The net proceeds of the production, less production taxes, and lease operating expenses from April 1, 2011 to July 29, 2011 of $766,812 was applied to reduce the carrying costs of the oil and natural gas properties.

We currently have a significant working capital deficit. See our Consolidated Financial Statements in Item 8 of this report. Our ability to implement our business plan is dependent on alleviating our working capital deficit, of which there can be no assurance.

Part of our strategy is to monitor the current production of our properties, seek to develop them with infield drilling, and explore sales and purchases of additional leases and operating wells with upside. We are currently evaluating several opportunities for drilling in Kansas and Colorado. We have had preliminary discussions on properties for sale, joint venture, or farm-out in Wyoming. However, we need to obtain additional capital resources before we can execute a plan for the development in Wyoming.

The following table provides information regarding our oil and natural gas properties and operations by state where the properties are located:

	Proved Reserves at 2012 Year-End			Productive Wells		2012 Average
	Quantity	Pre-Tax	%	During 2012		Monthly Production
State	(BOE) (a)	PV 10% (b)	Oil (c)	Gross	Net (d)	(BOE)
Wyoming	177,979	$2,781,692	76.6%	36.0	32.1	1,927
Kansas	160,567	4,252,434	100.0%	5.0	3.4	554
Colorado	77,678	1,567,012	44.7%	8.0	7.7	797
Montana	3,654	3,866	0.0%	2.0	1.4	74

	419,879	$8,605,004	79.0%	51.0	44.6	3,352

(a)	BOE is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of oil.
(b)	The prices used to calculate this measure were $81.33 per barrel of oil and $5.46 per Mcf for natural gas. These prices were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December 31, 2012, which resulted in benchmark prices of $94.71 per barrel for crude oil and $ 2.76 per MMbtu for natural gas. Benchmark prices were further adjusted on a well by well basis for transportation, quality and basis differentials to arrive at the prices used for this report.
(c)	Computed based on BOE using the ratio of six Mcf of natural gas to one barrel of oil.
(d)	Net wells are the sum of our fractional working interests owned in gross wells.

Reconciliation of Standardized Measure to PV10

PV10 is the estimated present value of the future net revenues from our proved oil and natural gas reserves before income taxes discounted using a 10% discount rate. PV10 is considered a non-GAAP financial measure because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. We believe that PV10 is an important measure that can be used to evaluate the relative significance of our oil and natural gas properties and that PV10 is widely used by securities analysts and investors when evaluating oil and natural gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, we believe the use of a pre-tax measure provides greater comparability of assets when evaluating companies. We believe that many other companies in the oil and natural gas industry calculate PV10 on the same basis. PV10 is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. The table below provides a reconciliation of our standardized measure of discounted future net cash flows to our PV10 value:

	Standardized
	Measure	PV 10
Future cash inflows	$29,863,700	$29,863,700
Future production costs	(13,170,117)	(13,170,117)
Future development costs	(862,692)	(862,692)
Future income taxes	(2,911,225)	—

Future net cash flows	12,919,666	15,830,891
10% annual discount	(5,886,475)	(7,225,887)

Discounted future net cash flows	$7,033,190	$8,605,004

The difference between the standardized measure of $7,033,190 and PV10 of $8,605,004 is $1,571,814, which is due to income taxes included in the standardized measure as follows:

Undiscounted income taxes	$2,911,225
Impact of 10% discount factor	(1,339,412)

Discounted impact of income taxes	$1,571,814

Business Strategy

Our business strategy is three-fold in approach.

•	We plan to and have acquired oil and natural gas operating properties that will provide for the operations of the Company;

•

We expect to seek to acquire leases that have development possibility either for us to drill and or with other companies on a joint venture or farm-out basis. Part of this plan would include the possibility of selling leases and retaining an overriding royalty in the property and a right to buy back into future development; and

•	We are looking for acquisitions of producing properties with future development.

Competitive Business Conditions

The oil and natural gas industry is intensely competitive, and we compete with numerous other companies engaged in the exploration and production of oil and gas. Many of these companies have substantially greater resources than we have. Not only do they explore for and produce oil and natural gas, but also many carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. The operations of other companies are in many instances able to pay more for exploratory prospects and productive oil and natural gas properties. Many of our competitors also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or technical resources permit.

Our larger competitors have the resources to be better able to absorb the burden of current and future federal, state, and local laws and regulations more easily than we can, which adversely affects our competitive position. Our ability to locate reserves and acquire interests in properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and consummate transactions in this highly competitive environment. In addition, we may be at a disadvantage in acquiring producing oil and natural gas properties and bidding for exploratory prospects because we have fewer financial and technical resources than other companies in our industry.

Marketing and Customers

The market for oil and natural gas that we produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets, as adjusted for transportation and quality. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We currently rely on our related party operator to market and sell our production.

Seasonality—Gathering and Processing

Generally, but not always, the demand and price levels for natural gas increase during the colder winter months and decrease during the warmer summer months. More recently, historical natural gas prices have been at ten year lows. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal anomalies such as mild winters and summers sometimes lessen these fluctuations.

Foreign Operations and Export Sales

We do not have any interests, production facilities, or operations in foreign countries.

Governmental Regulations

Our operations are subject to significant, substantive rules, regulations and limitations impacting the oil and natural gas exploration and production industry as a whole, as described below.

Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, and local authorities and agencies. Certain states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry has increased our cost of doing business and affected our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

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

Environmental Matters

Our operations and properties are, like the oil and natural gas industry in general, subject to extensive and changing federal, state and local laws and regulations relating to both environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and safety and health. The recent trend in environmental regulation is generally toward stricter standards, and this trend is likely to continue. These laws and regulations may require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; impose substantial liabilities for pollution resulting from our operations; and require the reclamation of certain lands.

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

Employees

We currently have no full time or part time employees. Our officers serve us in a consulting capacity. We anticipate adding employees and are currently using independent contractors, consultants, attorneys and accountants as necessary, to complement services for operations and regulatory filings. We presently have four independent technical professionals under consulting arrangements, all of whom are available to us on an as needed basis.

Intellectual Property

We do not currently have any patents, trademarks or licenses.

Item 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Readers of this report should consider carefully the following risks, along with all of the other information included in this report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Some of the information in this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” and “continue” or other similar words. Statements that contain these words should be carefully read for the following reasons:

•	The statements may disclose our future expectations;

•	The statements may contain projections of our future earnings or our future financial condition; and

•	The statements may state other “forward-looking” information.

Risks Related to Our Business and Industry

We have a significant working capital deficit and may be unable to continue business as a going concern.

As of December 31, 2012, the Company had a working capital deficit of $1,939,000 and a balance of cash and equivalents of $7,000. For the past few years we have obtained loans and incurred significant operating payables, primarily from related parties, substantially all of which were past due as of April 15, 2013. In addition, our Board of Directors has not declared the semi-annual dividend payable to preferred shareholders of record as of March 31, 2013. Under most circumstances, the Company is required to either pay preferred dividends in cash in the aggregate amount of $391,875 or in shares of common stock of equivalent value.

The Company does not have sufficient cash, or commitments for financing to sustain its operations for the next 12 months. Accordingly, there can be no assurance that the Company will be able to continue as a going concern. Our independent auditors have issued a going concern matter of emphasis in their report on our 2012 Consolidated Financial Statements. The Company is pursuing a variety of alternatives to obtain additional financing to alleviate its working capital deficit, restructure existing financing commitments, and carry out its business plan. We cannot predict whether this additional financing, if any, will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that no financing sources materialize, the Company will be unable to repay its payables and existing debt obligations and its ability to continue as a going concern will be jeopardized.

We will require significant additional capital in seeking to execute our business plan, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including development and acquisition opportunities, the availability of debt financing and the cash flow from our operations. To the extent that the funds available are insufficient to meet future capital requirements, we will likely need to reduce our development activity as we did in 2012. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition will likely be adversely affected.

We do not have any employees and we depend on our chief executive officer for a significant majority of our management decisions, operations and industry contacts.

Due to our limited operations, we do not have any employees, and our executive officers are retained as independent contractors on a part-time basis. We are heavily dependent upon the efforts of our Chief Executive Officer, Donald W. Prosser, who essentially operates our company. We do not have an employment agreement with him nor do we have any key man insurance on his life. As we currently do not have a successor to Mr. Prosser, the loss of his services would likely have a material adverse impact on our business.

Our future performance is difficult to evaluate because we have a limited operating history.

Our operations in the natural resources industry commenced with our acquisition of a gas gathering pipeline as of September 2006. In the third quarter of 2011, we purchased various oil and gas producing properties for a base purchase price of $11,000,000. Prior to our third quarter of 2011 asset acquisition, our revenues were minimal and we incurred significant losses. As of December 31, 2012, our accumulated deficit was approximately $16.2 million. With respect to our acquisition of the oil and gas producing properties in 2011, we have little historical financial and operating information available to assist in an evaluation of our Company.

Oil and gas prices must remain at sufficient levels in order for us to operate profitably.

In the event we are able to raise substantial additional capital, we expect to focus on acquiring oil and gas properties that we believe offer profit potential from overlooked and by-passed reserves of oil and natural gas, which will include shut-in wells, in-field development, stripper wells, re-completion and re-working projects. Because production is generally on a decline on these mature properties while operating expenses can be high, declines in oil and gas prices will likely have a greater negative impact on our operations compared to oil and gas companies that focus on newer developed properties.

We may expend substantial funds in acquiring and redeveloping properties which are later determined to not be economically viable.

The search for new oil and gas reserves, development wells or secondary recovery frequently result in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance that any production will be obtained from any of the acreage to be acquired by us, nor are there any assurances that if such production is obtained, it will be profitable. We may expend substantial funds in acquiring and redeveloping properties which are later determined not to be economically viable.

All funds so expended may be a total loss to us and which could result in possibly significant impairments in our oil and gas asset base. In such event, our profitability and operations may be materially adversely affected.

The domestic oil and gas exploration and production industry is faced with shortages of personnel and equipment, and such shortages may adversely affect our operations and financial results.

The oil and gas industry, as a whole, suffers from an aging workforce and a shortage of qualified and experienced personnel. Our operations and financial results may be adversely impacted due to difficulties in attracting and retaining such personnel within our Company or within companies that provide materials and services to the industry. The substantial increase in oil prices in 2011 resulted in increased drilling and construction activity in the industry and shortages of personnel and equipment are present in our primary focus areas. Further, our plans will likely require access to services and oil field equipment. Such equipment and operating personnel are currently in short supply.

Restrictions in any future credit agreements may prevent us from engaging in some beneficial transactions.

We are seeking to enter into credit agreements with financial institutions to fund a portion of our anticipated capital requirements. To obtain funds under credit agreements we may be required to accept operating restrictions which would impair or prevent us from future transactions we deem to be beneficial to us.

Competition for experienced technical personnel may negatively impact our operations.

Our acquisition strategy’s success could depend, in part, on our ability to attract and retain experienced professional personnel. The loss of any key executives or other key personnel could have a material adverse effect on our operations. The scope of our operations and our future will depend on our ability to attract and retain qualified personnel, particularly individuals with a strong background in geology, geophysics, engineering and operations.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could adversely affect our financial condition and results of operations.

Our success depends on the results of our exploitation, exploration, development and production activities. Oil and natural gas exploration and production activities are subject to numerous significant risks some of which are beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in large part on our proper evaluation and assessment of data obtained through geophysical and geological analyses, production data, and engineering studies. Our evaluations and assessments could ultimately prove to be incorrect. Significant aspects of costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can render a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including:

•	Shortages of or delays in obtaining equipment and qualified personnel such as we are currently experiencing;

•	Pressure or irregularities in geological formations;

•	Equipment failures or accidents;

•	Adverse weather conditions;

•	Reductions in oil and natural gas prices;

•	Issues associated with property titles; and

•	Delays imposed by or resulting from compliance with regulatory requirements.

Volatile oil and natural gas prices could adversely affect our financial condition and results of operations.

Our most significant market risk is the price of crude oil and natural gas. Management expects energy prices to remain volatile and unpredictable. Moreover, oil and natural gas prices result from numerous factors that are outside of our control, including:

•

Economic and energy infrastructure disruptions caused by geopolitical factors including but not limited to embargoes and sanctions on major producing countries and actual or threatened acts of war, or terrorist activities particularly with respect to oil producers in the Middle East, Nigeria and Venezuela;

•	Weather conditions, such as hurricanes, including energy infrastructure disruptions resulting from those conditions;

•	Changes in the global oil supply, demand and inventories;

•	Changes in domestic natural gas supply, demand and inventories;

•	The price and quantity of foreign imports of oil;

•	Political conditions in or affecting other oil-producing countries;

•	General economic conditions in the United Stated and worldwide;

•	The level of worldwide oil and natural gas exploration and production activity;

•	Technological advances affecting energy consumption; and

•	The price and availability of alternative fuels.

Lower oil and natural gas prices not only decrease revenues on a per unit of production basis, but also may reduce the amount of oil and natural gas that we can economically produce negatively impacting estimates of our economically recoverable proved reserves. Substantial or extended declines in oil or natural gas prices may materially and adversely affect our financial condition, results of operations, liquidity and ability to finance operations and planned capital expenditures.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

Oil and natural gas exploration, drilling and production activities are subject to numerous operating risks including the possibility of:

•	Blowouts, fires and explosions;

•	Personal injuries and death;

•	Uninsured or underinsured losses;

•	Unanticipated, abnormally pressured formations;

•	Mechanical difficulties, such as stuck oil field drilling and service tools and casing collapses; and

•	Environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination.

Any of these operating hazards could cause damage to properties, serious injuries, fatalities, oil spills, discharge of hazardous materials, remediation and clean-up costs, and other environmental damages, which could expose us to significant liabilities.

Seeking to grow our business by purchase of production, expanding existing production, and exploration subjects us to development and other risks.

The search for commercial quantities of oil and natural gas as a business is highly risky. We cannot provide investors with any assurance that any properties in which we obtain a mineral interest will contain commercially exploitable quantities of oil and/or gas. The exploration expenditures to be made by us may not result in the discovery of commercial quantities of oil and/or gas. Problems such as unusual or unexpected formations or pressures, premature declines of reservoirs, invasion of water into producing formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas, and/or we are unable to commercially extract such quantities, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

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

We review the carrying value of our proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The impairment analysis is based on then current oil and gas prices in effect. Once incurred, a write-down of oil and gas properties cannot be reversed at a later date even if oil or gas prices increase.

Future oil and gas price declines may affect our ability to raise capital.

If oil and gas prices decrease there will be a corresponding negative impact on the value of our reserves. This could negatively affect our ability to borrow funds or raise equity capital.

Competition in our industry is intense, and many of our competitors have greater financial and technical resources than we do.

We face intense competition from major oil companies, independent oil and gas exploration and production companies, financial buyers and institutional and individual investors who are actively seeking oil and gas properties, along with the equipment, expertise, labor and materials required to operate oil and gas properties. Many of our competitors have financial and technical resources vastly exceeding those available to us, and many oil and gas properties are sold in a competitive bidding process in which our competitors may be able to pay more for development prospects and productive properties or in which our competitors have technological information or expertise to evaluate and successfully bid for the properties that is not available to us. In addition, shortages of equipment, labor or materials as a result of intense competition may result in increased costs or the inability to obtain those resources as needed. We may not be successful in acquiring and developing profitable properties in the face of this competition.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Our internal controls and operations are subject to extensive regulation and reporting obligations and as of December 31, 2012, we concluded that our disclosure controls and procedures were not effective. See Item 9A, “Controls and Procedures”. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, effective internal control over financial reporting may not prevent or detect misstatements. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of common stock.

If we learn of any title defects on the properties we own or acquire, it could have a material adverse effect on our operations and profitability.

We may not be the record owner of interest in our properties and may rely instead on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, we have the right to have our interest placed of record. As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time properties or interests are acquired by us. Prior to commencement of operations on such acreage and prior to the acquisition of properties, a title examination will usually be conducted and significant defects remedied before proceeding with operations or the acquisition of proved properties, as appropriate.

Our producing properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although we are not aware of any material title defects or disputes with respect to our current and prospective acreage acquisitions, to the extent such defects or disputes exist, we could suffer title failures.

Our officers and directors are engaged in other business activities and conflicts of interest have arisen in their daily activities which may not be resolved in our favor.

Certain conflicts of interest exist between us and our officers and directors. Officers or directors may bring energy prospects to us in which they have an interest. They have other business interests to which they devote their attention, and will be expected to continue to do so. They will also devote management time to our business. As a result, conflicts of interest or potential conflicts of interest may arise from time to time that can be resolved only through the officers and directors exercising such judgment as is consistent with fiduciary duties to their other business interests and to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Insurance may not fully recover potential losses.

Although we believe that we are reasonably insured against losses to wells and associated equipment, potential operational related losses could result in a loss of our reserves and properties and materially reduce our ability to self-fund exploration and development activities and property acquisitions. The insurance market, in general, and the energy insurance market in particular, have experienced substantial cost increases over recent years, resulting from significant losses associated with commercial losses. The potential for loss, however, cannot be accurately or reasonably predicted. If we incur substantial damages or liabilities that are not fully covered by insurance or are in excess of policy limits, then our business, results of operations, and financial condition could be materially affected. Also, as is customary in the oil and gas business, we do not carry business interruption insurance. In the future, it is also possible that we will further modify insurance coverage or determine not to purchase some insurance because of high insurance premiums.

Our failure to successfully identify, complete and integrate future acquisitions of properties or businesses could reduce any earnings we may achieve.

There is intense competition for acquisition opportunities in our industry for attractive oil and gas properties and other exploration and production. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Completed acquisitions could require us to invest further in operational, financial and management information systems and to attract, retain, motivate and manage effectively additional employees. The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth. Our financial position and results of operations may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods.

Negative or downward revisions of oil and gas reserve estimates could adversely affect the trading price of our common stock. Oil and gas reserves and the standardized measure of cash flows represent estimates, which may vary materially over time due to many factors.

The market price of our common stock may be subject to significant decreases due to decreases in our estimated reserves, our estimated cash flows and other factors. Estimated reserves may be subject to downward revision based upon future production, results of future development, prevailing oil and gas prices, prevailing operating and development costs, SEC rules related to proved undeveloped reserves and other factors. There are numerous uncertainties and uncontrollable factors inherent in estimating quantities of oil and gas reserves, projecting future rates of production, and timing of development expenditures.

The estimates of future net cash flows from proved reserves and the standardized measure of proved reserves are based upon various assumptions about prices and costs and future production levels that may prove to be incorrect over time. Any significant variance from the assumptions could result in material differences in the actual quantity of reserves and amount of estimated future net cash flows from estimated oil and gas reserves.

In addition, SEC rules generally require that proved undeveloped reserves that have not been drilled within five years be reclassified out of estimates of proved reserves; although such technically and economically recoverable reserves may be still owned or controlled by us. Accordingly, given the shortages of materials, equipment and human resources prevailing in the industry and also current low natural gas prices we may not drill certain proved undeveloped locations within the established five year time frame and therefore we may be required to reclassify such reserves out of our estimated proved undeveloped reserves. The effect of reclassifying such reserves would result in decreases in estimated proved reserve quantities and therefore could result in decreases in net income and earnings per share, resulting from increased depletion expense and possible impairments. These effects could have an adverse effect on our stock price.

Our properties are subject to influence by other parties that do not allow us to proceed with exploration and expenditures as we may desire.

We do not operate any of our properties. Joint ownership is customary in the oil and gas industry and is generally conducted under the terms of a joint operating agreement (“JOA”), where a single working interest owner is designated as the “operator” of the property. All of our producing oil and gas properties are operated by DNR, an affiliate of one of our officers and directors, Charles Davis. Thus, drilling and operating decisions are not within our sole control. If we disagree with the decision of this operator, we may be required, among other things, to postpone the proposed activity or decline to participate. If we decline to participate, we might be forced to relinquish our interest through “in-or-out” elections or may be subject to certain non-consent penalties, as provided in a JOA. In-or-out elections may require a joint owner to participate, or forever relinquish its position. Non-consent penalties typically allow participating working interest owners to recover from the proceeds of production, if any, and an amount equal to 200% to 500% of the non-participating working interest owner’s share of the cost of such operations.

Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated or curtailed as a result of future legislation.

Among the changes contained in the Obama Administration’s Fiscal Year 2013 budget proposal, released by the Office of Management and Budget, is the elimination or deferral of certain U.S. federal income tax deductions and credits currently available to domestic oil and gas exploration companies. Such changes include, but are not limited to, (i) the elimination of current deductions for intangible drilling and development costs; (ii) the elimination of the deduction for certain U.S. production activities for oil and gas properties; (iii) an extension of the amortization period for certain geological and geophysical expenditures and (iv) the repeal of the enhanced oil recovery credit. Some of these same proposals to repeal or limit oil and gas tax deductions and credits have been included in legislation that has recently been considered by Congress. It is unclear whether any such changes will be enacted or how soon such changes could be effective. The passage of any legislation as a result of the budget proposal, or the passage of bills containing similar changes in U.S. federal income tax law could eliminate or defer certain tax deductions and credits that are currently available with respect to oil and gas exploration and development and could negatively affect our financial results.

The nature of our business and assets may expose us to significant compliance costs and liabilities.

Our operations involving the exploration, production, storage, treatment, and transportation of liquid hydrocarbons, including crude oil, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment. Our operations are also subject to laws and regulations relating to protection of the environment, operational safety, and related employee health and safety matters. Compliance with all of these laws and regulations may represent a significant cost of doing business. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties; the imposition of investigatory and remedial liabilities; and the issuance of injunctions that may restrict, inhibit or prohibit our operations; or claims of damages to property or persons.

Compliance with environmental laws and regulations may require us to spend significant resources.

Environmental laws and regulations may: (1) require the acquisition of a permit before well drilling commences; (2) restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; (3) prohibit or limit drilling activities on certain lands lying within wetlands or other protected areas; and (4) impose substantial liabilities for pollution resulting from past or present drilling and production operations. Moreover, changes in Federal and state environmental laws and regulations, as well as how such laws and regulations are administered, could occur and may result in more stringent and costly requirements which could have a significant impact on our operating costs. In general, under various applicable environmental regulations, we may be subject to enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. We may also be subject to liability from third parties for civil claims by affected neighbors arising out of a pollution event. Laws and regulations protecting the environment may, in certain circumstances, impose strict liability rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed. We believe we are in compliance with applicable environmental and other governmental laws and regulations. In recent years, increased concerns have been raised over the protection of the environment. Legislation to regulate the emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Also, the EPA has recently undertaken significant efforts to collect information regarding greenhouse gas emissions and their effects.

Climate change legislation or regulations restricting emissions of “greenhouse gasses” could result in increased operating costs and reduced demand for crude oil and natural gas that we produce.

In December 2009, the U.S. Environmental Protection Agency, (“EPA”) determined that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment because emissions of such gasses are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one set of rules limit emissions of GHGs from motor vehicles and the other set of rules require certain Prevention of Significant Deterioration (“PSD”) and Title V permit requirements for GHG emissions from certain large stationary sources. The EPA rules have tailored the PSD and Title V permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities, which may include certain of our operations, on an annual basis.

In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas that we produce.

Federal, state, and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as government reviews of such activities, could result in increased costs, additional operating restrictions or delays, and adversely affect our production and/or ability to book future reserves.

Hydraulic fracturing involves the injection of water, sand, and chemical additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The process is typically regulated by state oil and natural gas commissions; however, the EPA, recently asserted federal regulatory authority over certain hydraulic-fracturing activities involving diesel under the Safe Drinking Water Act and has begun the process of drafting guidance documents related to this newly asserted regulatory authority. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In February 2012, the U.S. Department of the Interior (the “DOI”) released draft regulations governing hydraulic fracturing on federal and Indian oil and gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing, and monitoring of well-stimulation operations. In addition, the U.S. Congress, from time to time, has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. In the event that a new, federal level of legal restrictions relating to the hydraulic-fracturing process are adopted in areas where we currently or in the future plan to operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and cause us to experience added delays or curtailment in the pursuit of exploration, development, or production activities.

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic-fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and a committee of the U.S. House of Representatives has conducted an investigation of hydraulic-fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with final results expected to be available by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic-fracturing activities and plans to propose these standards by 2014. In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. These ongoing or proposed studies, depending on any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Colorado, Montana, Pennsylvania, Louisiana, Texas, and Wyoming, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, and additional well-construction requirements on hydraulic-fracturing operations. For example, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding the components used in the hydraulic-fracturing process. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general and/or hydraulic fracturing in particular. These regulations will affect our operations, increase our costs of exploration and production and limit the quantity of natural gas and oil that we can economically produce to the extent that we use hydraulic fracturing. A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities on a timely basis following leasing. Delays in obtaining regulatory approvals, drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to explore on or develop our properties. Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase our financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Furthermore, these additional costs may put us at a competitive disadvantage compared to larger companies in the industry which can spread such additional costs over a greater number of wells and larger operating staff.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our vendors, customers and by counterparties to our hedging arrangements. Some of our vendors, customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors, customers and counterparties finance their activities through cash flow from operations, the use of debt or the issuance of equity. Even if our credit reviews are satisfactory, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors, customers and/or counterparties could adversely affect our financial condition and results of operation.

Risks Related to Our Common Stock

Investors may be diluted in future Common Stock offerings.

The holders of our common stock have no preemptive rights, and the issuance of additional shares of common stock by us may result in a commensurate reduction in an individual shareholder’s percentage ownership in us. The value of an investor’s investment in our convertible preferred stock may decrease to the extent that such dilution reduces the fair value of the shares of common stock.

Our common stock is thinly traded and common share price has fluctuated in the past and may continue to fluctuate in the future

Our common stock has historically been thinly traded and the market price of our common shares in the over-the-counter market has experienced significant volatility and may continue to fluctuate significantly. The market price of our common shares may be significantly affected by factors such as the announcements of agreements and technological innovations by us or our competitors. In addition, while we cannot assure you that any securities analysts will initiate or maintain research coverage of our company and our shares, any statements or changes in estimates by analysts initiating or covering our shares or relating to the oil and gas industry could result in an immediate and adverse effect on the market price of our shares. Further, we cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the market price of the shares prevailing from time to time. Issuance and sale of a substantial number of shares or the perception that such sales could occur, could have a material adverse effect on the market price of our shares.

Trading in shares of companies, such as ours, have been subject to extreme price and volume fluctuations that have been unrelated or disproportionate to operating or other performance.

Trading on the OTC Market may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTC Market. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Market is not a stock exchange, and trading of securities on the OTC Market is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our common stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a shareholders ability to buy and sell our stock.

Our common stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term accredited investor refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability or willingness of broker-dealers to trade our securities. We believe that the penny stock rules discourage broker-dealer and investor interest in, and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a shareholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of a large number of these shares could cause the market price of our common stock to fall.

There were 7,979,801 shares of our common stock outstanding as of April 11, 2013. As of that date, members of our management and their affiliates beneficially owned approximately 2,384,146 shares of our common stock, representing 27.0% of our outstanding common stock. Sale of a substantial number of these shares would likely have a significant negative effect on the market price of our common stock, particularly if the sales are made over a short period of time.

If our shareholders, particularly management and their affiliates, sell a large number of shares of our common stock, the market price of shares of our common stock could decline significantly. Moreover, the perception in the public market that our management and affiliates might sell shares of our common stock could depress the market price of those shares.

Because we have no plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We have never declared or paid cash dividends on our common stock. We currently intent to retain all future earnings and other cash resources, if any, for the operations and development of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansions. In addition, we may not pay cash dividends on our common stock for so long as any shares of our convertible preferred stock are outstanding. Any future dividends may also be restricted by any loan agreements which we may enter into from time to time and from the issuance of preferred stock should we decide to do so in the future.

Access to Information

Our website address is www.areteindustries.com We make available, free of charge, on the “Filings” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We also make available through our website other reports electronically filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

Oil and Natural Gas Properties

The following table lists our oil and natural gas properties by state and field as of December 31, 2012:

		Productive Wells		Proved Reserves
Field	County	Gross	Net (a)	(BOE) (b)
Wyoming:
Rex Lake	Albany	15.0	15.0	33,200
Buff	Campbell	4.0	4.0	39,752
Shippy	Campbell	1.0	1.0	51,788
Bobcat Creek	Converse	1.0	0.6	9,829
Other	Various	15.0	11.5	43,410
Kansas:
Big Bow	Stanton	2.0	0.6	51,615
Granger Creek	Clark	1.0	1.0	66,406
Walz	Trego	1.0	0.9	32,509
Other	Graham	1.0	0.9	10,037
Colorado:
Gemini	Weld	2.0	2.0	43,275
Smokey Creek	Cheyenne	1.0	0.7	31,616
Wild Horse	Weld	1.0	1.0	2,614
Other	Various	4.0	4.0	173
Montana:
Police Coulee	Toole	2.0	1.4	3,654

		51.0	44.6	419,879

(a)	Net wells are the sum of our fractional working interests owned in gross wells.
(b)	BOE is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of oil.

Gas Gathering System

In September 2006, the Company acquired a gas gathering system (pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This pipeline has been shut-in since June 2011 and is not generating revenue.

This system has a current throughput capacity of approximately 4 million cubic feet (“MMcf”) of gas per day. Since July 2011, the Company has owned a 100% working interest in all of the coal-bed methane properties that are connected to the Company’s gas gathering system.

Description of Coal-bed Methane Properties—Powder River Basin Geology

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

Office Facilities

We currently lease our office space in Westminster, Colorado for $250 per month from our Chief Executive Officer.

Item 3. LEGAL PROCEEDINGS

None

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTCQB tier of the OTC Markets. Our trading symbol is “ARET.OTCQB”

The following table sets forth the range of high and low trading price information for our common stock for each fiscal quarter for the past two fiscal years as reported by the OTC Markets Inc. and obtained from Yahoo Finance. High and low trading information represents prices between dealers without adjustment for retail mark-ups, markdowns or commissions. On April 10, 2011, we completed a 100 for 1 reverse stock split and the prices below have been adjusted to give effect for the reverse split.

	HIGH	LOW
Year Ended December 31, 2011:
First Quarter	$8.50	$1.05
Second Quarter	6.15	4.30
Third Quarter	5.15	2.50
Fourth Quarter	3.25	1.06
Year Ended December 31, 2012:
First Quarter	$2.00	$0 .80
Second Quarter	1.35	0.54
Third Quarter	0.96	0.21
Fourth Quarter	0.45	0.21

On April 11, 2013, the last reported sales price of our common stock as reported on the OTCQB was approximately $.26 per share.

Holders

As of April 11, 2013, the approximate number of holders of record of shares of our common stock, our only class of trading securities, was approximately 3,900. The number of record holders of our common stock was determined from the records of our transfer agent and does not include numerous beneficial owners of our common stock whose shares are held in street name by various security brokers, dealers, and registered clearing agencies. The number of beneficial shareholders is unknown to us.

Dividends

The Company has not paid any cash dividends with respect to its common stock and it is not anticipated that the Company will pay cash dividends in the foreseeable future. Also, the Company cannot pay cash dividends on its common stock for so long as any shares of convertible preferred stock are outstanding. On March 31, 2012, the Company declared a semi-annual dividend on its convertible preferred stock of approximately $392,000 which was paid on April 2, 2012. On September 11, 2012, the Company declared a semi-annual dividend on its convertible preferred stock of approximately $392,000 which was paid on October 1, 2012.

The Company’s Board of Directors has not declared the semi-annual dividend payable to Series A-1 preferred shareholders of record as of March 31, 2013. Under most circumstances, the Company is required to either pay preferred dividends in cash in the aggregate amount of $391,875 or in shares of common stock of equivalent value.

The Securities Enforcement and Penny Stock Reform Act of 1990

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our common shares are currently subject to the penny stock rules.

A purchaser purchasing a penny stock has limitations on the ability to sell the stock. The Company’s no par value common stock constitute a penny stock under the Exchange Act. The classification of a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Exchange Act, as amended;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements have the effect of reducing the trading activity in the secondary market for our stock. Thus, shareholders may have difficulty selling their securities.

Our Transfer Agent

ComputerShare Investor Services is the transfer agent for our Common Stock. ComputerShare can be contacted at 250 Royal Street, Canton, MA 02021.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans in effect.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the fourth quarter of 2012.

Repurchases of Equity Securities of the Issuer

None

Item 6. SELECTED FINANCIAL DATA

As a smaller reporting issuer (as defined by in Item 10(f)(1) of Regulation S-K), the Company is not required to report selected financial data specified in Item 301 of Regulation S-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We discuss and provide below our analysis of the following:

•	Critical accounting policies;

•	Results of operations;

•	Liquidity and capital resources;

•	Contractual obligations and commercial commitments;

•	Off-balance sheet arrangements;

•	New accounting pronouncements; and

•	Controls and procedures.

As of December 31, 2012, the Company had a working capital deficit of $1,939,000 and a balance of cash and equivalents of $7,000. For the past few years we have obtained loans and incurred significant operating payables, primarily from related parties, substantially all of which were past due as of April 15, 2013. In addition, our Board of Directors has not declared the semi-annual dividend payable to preferred shareholders of record as of March 31, 2013. Under most circumstances, the Company is required to either pay preferred dividends in cash in the aggregate amount of $391,875 or in shares of common stock of equivalent value.

The Company does not have sufficient cash, or commitments for financing to sustain its operations for the next 12 months. Accordingly, there can be no assurance that the Company will be able to continue as a going concern. The Company is pursuing a variety of alternatives to obtain additional financing to alleviate its working capital deficit, restructure existing financing commitments, and carry out its business plan. We cannot predict whether this additional financing, if any, will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that no financing sources materialize, the Company will be unable to repay its payables and existing debt obligations.

In the third quarter of 2011, we completed an acquisition of oil and natural gas properties in Montana, Wyoming, Colorado and Kansas. These properties include several proved undeveloped and probable drilling opportunities. However, due to our working capital deficit discussed above, our primary challenge over the next several months is to obtain additional financing to primarily address the significant working capital deficit and secondarily to seek to exploit existing drilling opportunities and possibly to acquire additional properties. We have sold some of our properties while retaining overriding royalty interests for future upside upon further development of the properties. In addition, from time to time we review opportunities for the purchase of production and underdeveloped oil and gas leases for future development. In order to purchase properties or begin substantive drilling activities we must obtain additional financing, which cannot be assured. We rely heavily on the skills of our board members in the areas of business development, capital acquisition, corporate visibility, oil and gas development, geology and operations.

There are no assurances that we can resolve our pressing capital needs, and although we have revenue from operations, our ability to execute our plans will still be dependent on our ability to raise additional capital. We have not received a commitment to finance the drilling development plan we would like to implement. We currently have insufficient cash flow to pay our current expenses and convertible preferred stock dividend. Our cash flow is dependent on the prices for crude oil. Any significant decreases in the prices we receive for crude oil will further jeopardize our ability to generate meaningful cash flow and pay our Series A-1 convertible preferred stock dividend ($391,875 semi-annually.)

While we seek to reduce the amount of our variable costs on an ongoing basis, it is difficult to reduce or offset our fixed expenses related to office expense, legal, accounting, transfer agent fees, reporting, corporate governance, and shareholder communications. We also incur cash costs for the due diligence, reserve studies, audits, and legal cost for these proposed acquisitions of oil and gas properties.

Our future expectation is that monthly operating expenses will remain as low as possible until we can raise additional capital address our working capital deficit and pay our convertible preferred stock dividends.

Critical Accounting Policies

The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company’s results of operations. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout this section where such policies affect the Company’s reported and expected financial results. The preparation of our consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period, and contingent assets and liabilities as of the date of the Company’s consolidated financial statements. There can be no assurance that the actual results will not differ from those estimates.

Revenue Recognition

We record revenue from the sale of natural gas, NGL’s and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at December 31, 2011 and 2012 were not material.

Use of Estimates

Preparation of our financial statements in accordance with GAAP requires management to make various assumptions, judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.

The most significant areas requiring the use of assumptions, judgments and estimates relate to the volumes of natural gas and oil reserves used in calculating depreciation, depletion and amortization, which we refer to as DD&A, the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future asset retirement obligations, impairments of undeveloped properties, and in valuing stock-based payment awards.

Oil and Gas Producing Activities

In January 2010, the Financial Accounting Standards Board, which we refer to as the FASB, issued authoritative oil and gas reserve estimation and disclosure guidance that was effective for the Company beginning in 2010. This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the SEC final rule, “Modernization of Oil and Gas Reporting”, which was also effective in 2010.

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

We review our proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future cash flows of our oil and gas properties and compare such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas is converted to barrel equivalents, BOE, at the rate of six Mcf to one barrel of oil. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration.

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

Stock-based Compensation

We have not granted any stock options or warrants during the years ended December 31, 2011 and 2012 and no options or warrants were outstanding at any time during these years. We have issued shares of common stock for services performed by officers, directors and unrelated parties during 2011 and 2012. We have recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.

Results of Operations for the Years Ended December 31, 2011 and 2012

Presented below is a discussion of our results of operations for the years ended December 31, 2011 and 2012.

Oil and Gas Producing Activities

On July 29, 2011, we entered into a purchase and sale agreement which resulted in our acquisition of producing oil and gas properties in Wyoming, Colorado, Kansas and Montana. Accordingly, we did not have any oil and gas producing activities prior to July 29, 2011. Presented below is a summary of our oil and gas operations for the years ended December 31, 2011 and 2012:

	2011	2012
Oil sales	$783,491	$1,883,856
Natural gas sales	221,658	371,270
Sale of oil and natural gas properties	—	533,048

Total revenue	1,005,149	2,788,174
Production taxes	(89,109)	(187,756)
Lease operating expense	(449,854)	(824,027)
Depreciation, depletion, amortization and accretion (“DD&A”)	(310,308)	(968,696)

Net	$155,878	$807,695

Net barrels of oil sold	9,990	25,356
Net mcf of gas sold	38,477	89,203
Net Barrels of Oil Equivalent (“BOE”) sold	16,403	40,223
Average price per barrel of oil sold	$78.43	$74.30

Average price for per mcf of natural gas sold	$5.76	$4.16

Lease operating expense per BOE	$27.43	$20.49

DD&A per BOE	$18.92	$24.08

The average oil price for 2012 was $74.30 per barrel, a decrease of 5.3% compared to $78.43 per barrel for 2011. Our average natural gas price, including proceeds from sales of natural gas liquids, amounted to $4.16 per Mcf for 2012, which is a decrease of 27.8% compared to $5.76 per Mcf for 2011.

Production taxes were approximately 8.3% of our oil and gas sales for 2012 compared to 8.9% for 2011. Lease operating expense averaged $20.49 per BOE for 2012, a decrease of 25.3% compared to $27.43 per BOE for 2011.

For 2012 our DD&A per BOE was $24.08 compared to $18.92 per BOE for 2011. DD&A expense for 2012 was $968,696 compared to $310,308 for 2011. The increase was primarily due to a 145% increase in production. The increase in production was primarily due to the acquisition of all of the Company’s properties occurred on July 29, 2011, resulting in 5 months of production for 2011 versus 12 months for 2012. Other factors that resulted in higher DD&A for the 2012 period included an 8.7% downward revision in reserve quantities primarily due to lower oil and gas prices in 2012; adjustments to the well by well purchase price allocation during the fourth quarter of 2011; capitalized costs were higher due to capitalized workovers and major repairs to several of our wells; and we revised our estimates for plugging and abandonment costs which increased net capitalized costs subject to DD&A.

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

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We had $45,638 of revenues for 2011 compared to no revenues for 2012. Due to a reduction in natural gas prices, all wells in the field have been shut-in since June 2011.

Presented below is a summary of operating costs for the years ended December 31, 2011 and 2012:

			Percent
	2011	2012	Change
Related party- cost of production	$30,815	$—	(100.0%)

Unrelated parties:
Compressor rental	46,961	—	(100.0%)
Pumper costs	15,000	—	(100.0%)
Transportation	8,042	—	(100.0%)
Property taxes	5,561	5,101	(8.3%)
Land rent, utilities, repairs and other	16,856	10,570	(37.3%)

Total unrelated party costs	92,420	15,671	(83.0%)

Total	$123,235	$15,671	(87.3%)

The reductions in related party cost of production, and unrelated party expenses for compressor rental, pumper costs and transportation during 2012 were primarily due to the decision to shut-in the coal bed methane properties in June 2011 which allowed us to substantially eliminate these costs for the remainder of 2011 and all of 2012. Depreciation expense related to the gas gathering system was $44,219 for both 2011 and 2012.

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

General and Administrative

Presented below is a summary of general and administrative expenses for the years ended December 31, 2011 and 2012:

	2011	2012	Change
Director fees	$120,000	$63,615	$(56,385)
Investor relations	309,703	279,775	(29,928)
Acquisition investigation and due diligence	514,579	—	(514,579)
Legal, auditing and professional services	198,873	191,876	(6,997)
Consulting and executive services:
Related parties	251,302	409,000	157,698
Unrelated parties	297,950	133,186	(164,764)
Other administrative expenses	46,441	83,874	37,433
Depreciation	570	570	—

Total general and administrative expenses	$1,739,418	$1,161,896	$(577,522)

General and administrative expenses decreased by $577,522 for 2012 compared to 2011, primarily due to decreases in acquisition investigation and due diligence costs of $514,579, investor relations of $29,928, director fees of $56,385, and consulting and executive services (related and unrelated parties) of $7,066. These decreases were offset by increases in other administrative expenses of $37,433.

The decrease in acquisition investigation and due diligence costs of $514,579 was primarily due to a charge of $457,500 under a consulting agreement entered into during the second quarter of 2011 to evaluate the oil and gas properties that were ultimately acquired in July 2011. We did not evaluate any significant acquisitions during 2012 and, accordingly, no costs were incurred. The decrease in investor relations costs of $29,928 was due to substantial activities related to investment banking, market information and shareholder communication services that were performed in 2011 in preparation for the acquisition that was consummated in July 2011. Effective July 1, 2012, director fees payable to each of the Company’s five directors was reduced from a monthly fee of $3,000 to a fee equal to 300 shares of the Company’s common stock for each meeting attended. The fair value of shares issuable under this arrangement was $3,615 resulting in a cost reduction of $56,385 for 2012. The decrease in consulting fees paid to unrelated parties of $164,764 was primarily attributable the expiration of a consulting contract in 2011 that was not renewed for 2012.

Consulting and executive services incurred with related parties increased from $251,302 for 2011 to $409,000 for 2012, primarily due to a full year of administrative services payable to DNR in 2012 whereas the agreement was only in effect for 3 months in 2011. The following arrangements for consulting and executive services with related parties were in place during 2012:

•	Effective October 1, 2011, the Company entered into an Operator Agreement with DNR to provide executive level operations expertise for our existing and prospective oil and properties. The Operator Agreement provided for a monthly charge of $23,000 through July 2012 and a reduction to $18,000 beginning in August 2012. The total charge under the Operator Agreement was $246,000 for 2012, of which $96,000 was allocated to lease operating expense and $150,000 was allocated to general and administrative expenses. The portion of the Operator Agreement allocated to general and administrative expenses for 2011 was $45,000. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

•	For the period from January 2012 through July 2012, the Board of Directors agreed to pay fees for executive, administrative and operational services in the aggregate amount of $15,000 per month to three individuals who are directors and/or stockholders of the Company. These fees are payable in shares of the Company’s common stock based on the closing price on the last day of the month for which the services are performed. For 2012, the Company incurred aggregate fees of $105,000 under this arrangement.

•	During 2012, the Company amended a consulting agreement with an affiliate of a shareholder and director that provided for a wide range of financial, regulatory and corporate structure services. As a result of this amendment the Company paid $50,000 in cash and issued 85,000 shares of common stock with a fair market value of $50,000.

•	For the period from January 2012 through July 2012, the Company incurred executive and accounting fees of $40,000 from an officer and director. For the year ended December 31, 2011, the Company incurred executive and accounting fees from an officer and director of approximately $90,000. During 2011 and 2012, the Company incurred $250 per month for rent payable to an officer and director for the Company’s office.

Non-Operating Gain on Sale of Oil and Gas Properties

One of the properties purchased in July 2011 was sold to an unrelated purchaser in August 2011. Pursuant to the amended agreement for our purchase of the properties, we received $5,101,047 of the net proceeds from this sale which resulted in a gain of $2,479,934. This gain on sale is included in non-operating income for the year ended December 31, 2011. We applied the proceeds to the payments due under the property purchase. We expect to periodically evaluate our portfolio of properties and sell additional properties if we believe a sale can be completed on terms that provide attractive returns to us.

Gain on Extinguishment of Debt

We recognized a gain on debt extinguishment of $111,690 for 2011. This gain was due to expiration of the statute of limitations related to previous obligations of our inactive subsidiary which resulted in the elimination of the liability and a credit to income.

Interest Expense

Interest expense decreased from $391,606 for 2011 to $80,190 for 2012, a decrease of $311,416. Interest expense for 2011 was primarily related to seller and third party financing related to the third quarter of 2011 purchase of oil and gas properties. This debt was partially refinanced with approximately $5 million of the net proceeds from the issuance of preferred stock in September 2011.

Liquidity and Capital Resources

We had a working capital deficit as of December 31, 2012 of approximately $1,939,000, compared to a working capital deficit of $1,667,000 at December 31, 2011. We generated positive operating cash flow of approximately $355,000 for 2012 compared to negative operating cash flow of approximately $754,000 for 2011.

During 2011, our cash flows related to investing activities consisted solely of cash payments totaling $1,132,000 for the acquisition of oil and gas properties in the third quarter of 2011. During 2012 our investing activities used net cash of $109,000. For 2012, we had capital expenditures of $935,000, of which approximately $618,000 was acquisition costs paid to related parties for the properties acquired in the third quarter 2011. For 2012, we generated net proceeds of approximately $826,000 from the sale of a 100% working interest in an oil and gas property. We realized a gain of approximately $533,000 on the sale of this property.

During 2011 our financing activities provided net cash of approximately $2,089,000. For 2011 we had net borrowings of approximately $2,064,000 and we received proceeds from the sale of common stock of approximately $204,000. These funds were needed to fund our operations as well as to make a $500,000 deposit on the oil and gas properties that were acquired in the third quarter of 2011. During 2011 we retired $5,306,000 of debt incurred for our acquisition of oil and gas properties, which was primarily funded by gross proceeds from the September 2011 issuance of preferred stock for $5,225,000. During 2011, we also paid approximately $97,000 for offering costs incurred in connection with our 2011 private placement of preferred stock.

During 2012, our financing activities used net cash of approximately $458,000. During 2012 we borrowed $825,000 and repaid borrowings of approximately $432,000. During 2012 we also paid approximately $784,000 for dividends on our preferred stock and $67,000 of offering costs that were incurred in connection with our 2011 private placement of preferred stock.

On September 29, 2012, we borrowed $425,000 under a note agreement that provides for interest at a stated annual rate of 12% (effective rate of 17.8%) with unpaid principal and interest due on March 29, 2013. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other asset sales to the note holder to secure the debt. The note holder is 100% owned by a director and shareholder of the Company. The net proceeds from this loan were primarily used to pay approximately $392,000 of preferred stock dividends that were declared in September 2012 and paid on October 1, 2012.

As of December 31, 2012, the Company had a working capital deficit of $1,939,000 and a balance of cash and equivalents of $7,000. For the past few years we have obtained loans and incurred significant operating payables, primarily from related parties, substantially all of which were past due as of April 15, 2013. In addition, our Board of Directors has not declared the semi-annual dividend payable to preferred shareholders of record as of March 31, 2013. Under most circumstances, the Company is required to either pay preferred dividends in cash in the aggregate amount of $391,875 or in shares of common stock of equivalent value.

The Company does not have sufficient cash, or commitments for financing to sustain its operations for the next 12 months. Accordingly, there can be no assurance that the Company will be able to continue as a going concern. The Company is actively pursuing a variety of alternatives to obtain additional financing to alleviate its working capital deficit, restructure existing financing commitments, and carry out its business plan. We cannot predict whether this additional financing, if any, will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that no financing sources materialize, the Company will be unable to repay its payables and existing debt obligations.

We do not have any material commitments for capital expenditures, except for estimated drilling costs of $125,000 for a well that was drilled in Kansas during the first quarter of 2013. The operator is still evaluating if this well was successful or not. Additionally, if we can obtain adequate financing we expect to incur up to approximately $500,000 during 2013 for development drilling on our existing oil and gas properties. We also expect to evaluate acquisitions that are consistent with our business objective of acquiring interests in traditional oil and gas ventures, and seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas.

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

We are currently in preliminary discussions with lenders regarding a line of credit that would be secured by our oil and gas properties. There is no assurance that we will be successful in attracting a lender or that the amount of any financing will be sufficient to execute our business plan for 2013 and beyond.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2012, we have future minimum lease payments of approximately $8,000. This amount is payable during the years ending December 31, 2013, 2014, 2015, 2016, 2017 and after 2018 in the amounts of $2,000, $1,000, $1,000, $1,000, $1,000, and $2,000, respectively.

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

The maximum increase in purchase price (including Sellers retained interest of 70% for the Wyoming properties discussed in the preceding paragraph) for all properties in all states is limited to $25 million. Due to the sale of the Separate Interests discussed below, accrual of $500,000 due to sustained increases in oil prices over $100 per barrel, and the sale of a second property in February 2012, the maximum future consideration has been reduced by approximately $5.2 million to $19.8 million as of December 31, 2012.

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

CAUSEY DEMGEN & MOORE P.C.

1125 Seventeenth Street, Suite 1450

Denver, Colorado 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Arête Industries, Inc.

We have audited the accompanying consolidated balance sheet of Arête Industries, Inc. and Subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arête Industries, Inc. and Subsidiaries at December 31, 2011 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to such financial statements, the Company has a significant working capital deficit which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do no include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado April 18, 2013	/s/ CAUSEY DEMGEN & MOORE P.C.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2012

ASSETS	2011	2012

Current Assets:
Cash and equivalents	$219,566	$6,921
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	165,283	87,989
Other	15,597	61,243
Prepaid expenses and other	207,338	61,034

Total Current Assets	607,784	217,187

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	9,056,032	9,389,245
Unevaluated properties	287,728	314,336
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522

Total property and equipment	9,808,477	10,168,298
Less accumulated depreciation, depletion and amortization	(525,154)	(1,499,284)

Net Property and Equipment	9,283,323	8,669,014

TOTAL ASSETS	$9,891,107	$8,886,201

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, Continued

December 31, 2011 and 2012

LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2012

Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Oil and gas property acquisition costs	$826,791	$250,000
Gas gathering operating costs	416,835	436,403
Operator fees and other	151,748	159,748
Unrelated parties	92,019	92,943
Notes and advances payable:
Directors and affiliates	109,319	508,991
Unrelated parties	250,000	250,000
Accrued interest expense	88,303	48,359
Director fees payable in common stock	90,000	33,615
Accrued consulting services payable in common stock	18,750	42,000
Current portion of asset retirement obligations	15,398	78,140
Other accrued costs and expenses	216,061	255,740

Total Current Liabilities	2,275,224	2,155,939

Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	—	250,000
Asset retirement obligations, net of current portion	637,842	569,128

Total Long-Term Liabilities	637,842	819,128

Total Liabilities	2,913,066	2,975,067

Commitments and Contingencies (Note 3, 4, 10 and 13)

Stockholders’ Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, issued and outstanding 522.5 shares in 2011 and 2012, liquidation preference of $5,420,938 in 2011 and 2012	5,023,371	4,987,326
Series 2; authorized 2,500 shares, no shares issued and outstanding in 2011 and 2012	—	—
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 7,764,476 in 2011 and 7,979,801 in 2012	16,904,154	17,151,097
Accumulated deficit	(14,949,484)	(16,227,289)

Total Stockholders’ Equity	6,978,041	5,911,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,891,107	$8,886,201

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and 2012

	2011	2012

Revenues:
Oil and natural gas sales	$1,005,149	$2,255,126
Sale of oil and natural gas properties	—	533,048
Gas gathering income	45,638	—

Total revenues	1,050,787	2,788,174

Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	449,854	824,027
Production taxes	89,109	187,756
Depreciation, depletion, amortization and accretion	310,308	968,696
Gas gathering:
Cost of operations:
Related Party	30,815	—
Unrelated parties	92,420	15,671
Depreciation	44,219	44,219
General and administrative expenses:
Director fees	120,000	63,615
Investor relations	309,703	279,775
Acquisition investigation and due diligence	514,579	—
Legal, auditing and professional services	198,873	191,876
Consulting and executive services:
Related parties	251,302	409,000
Unrelated parties	297,950	133,186
Other administrative expenses	46,441	83,874
Depreciation	570	570

Total operating expenses	2,756,143	3,202,265

Operating loss	(1,705,356)	(414,091)

Other income (expense):
Gain on sale of Separate Interests	2,479,934	—
Gain on extinguishment of debt	111,690	—
Interest income	604	226
Interest expense	(391,606)	(80,190)

Income (loss) before income taxes	495,266	(494,055)
Income tax benefit (expense)	—	—

Net income (loss)	$495,266	$(494,055)

Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$495,266	$(494,055)
Accrued preferred stock dividends	(196,000)	(783,750)

Net income (loss) applicable to common stockholders	$299,266	$(1,277,805)

Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$0.04	$(0.16)

Diluted	$0.04	$(0.16)

Weighted Average Number of Common Shares Outstanding:
Basic	6,875,000	7,879,000

Diluted	6,875,000	7,879,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2011 and 2012

	Class A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Total

Balances, December 31, 2010	—	$—	4,972,635	$13,611,903	$(15,444,750)	$(1,832,847)

Issuance of common stock for services:
Settlement of liabilities to unrelated parties at $0.68 per share	—	—	770,000	481,251	—	481,251
Settlement of liabilities to related parties at $0.88 per share	—	—	770,000	675,000	—	675,000
Consulting related to property acquisition at $6.10 per share	—	—	75,000	457,500	—	457,500
Services related to financing transaction at $4.00 per share	—	—	3,000	12,000	—	12,000
Board of Director fees at $1.75 per share	—	—	72,841	128,000	—	128,000
Issuance of common stock in exchange for notes payable to:
Officers and directors at $8.00 per share	—	—	62,500	500,000	—	500,000
Others at $1.00 per share	—	—	835,000	835,000	—	835,000
Issuance of common stock for cash of $1.00 per share	—	—	203,500	203,500	—	203,500
Issuance of Class A (Series 1) preferred stock for cash:
Director for $10,000 per share	100.0	1,000,000	—	—	—	1,000,000
Others at $10,000 per share	422.5	4,225,000	—	—	—	4,225,000
Offering costs related to issuance of preferred stock	—	(201,629)	—	—	—	(201,629)
Net income	—	—	—	—	495,266	495,266

Balances, December 31, 2011	522.5	5,023,371	7,764,476	16,904,154	(14,949,484)	6,978,041

Issuance of common stock for Board of Director’s fees:
Valued at $5.20 per share for second quarter of 2011	—	—	5,769	30,000	—	30,000
Valued at $3.00 per share for third quarter of 2011	—	—	10,000	30,000	—	30,000
Valued at $1.36 per share for fourth quarter of 2011	—	—	22,058	30,000	—	30,000
Valued at $1.08 per share for first quarter of 2012	—	—	27,778	30,000	—	30,000
Issuance of common stock in exchange for consulting services provided by related parties:
Valued at $1.18 per share for April 2012 services	—	—	50,970	60,000	—	60,000
Valued at $0.59 per share for June 2012 services	—	—	85,000	50,000	—	50,000
Issuance of common stock to unrelated parties:
Valued at $1.35 per share for accrued interest	—	—	7,750	10,463	—	10,463
Valued at $1.08 per share for consulting services	—	—	6,000	6,480	—	6,480
Preferred stock offering costs	—	(36,045)	—	—	—	(36,045)
Preferred stock dividends declared and paid	—	—	—	—	(783,750)	(783,750)
Net loss	—	—	—	—	(494,055)	(494,055)

Balances, December 31, 2012	522.5	$4,987,326	7,979,801	$17,151,097	$(16,227,289)	$5,911,134

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2012

	2011	2012

Cash Flows from Operating Activities:
Net income (loss)	$495,266	$(494,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	341,033	977,864
Accretion of discount on asset retirement obligations	14,064	35,621
Gain on sale of oil and gas properties	(2,479,934)	(533,048)
Common stock issued in exchange for services	1,235,973	246,942
Common stock issued in exchange for accrued interest	—	10,462
Gain on extinguishment of debt	(111,690)	—
Changes in operating assets and liabilities:
Accounts receivable	(183,979)	23,079
Prepaid expenses and other	(122,199)	152,986
Accounts payable	59,397	(15,096)
Accrued costs and expenses	(2,175)	(49,867)

Net cash provided by (used in) operating activities	(754,244)	354,888

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(1,131,670)	(935,322)
Proceeds from sale of oil and gas properties	—	1,108,709
Contingent consideration paid to DNR under sharing arrangement	—	(282,704)

Net cash used in investing activities	(1,131,670)	(109,317)

Cash Flows from Financing Activities:
Proceeds from notes and advance payable	2,064,100	825,000
Principal payments on notes payable	(5,306,481)	(432,010)
Payment of dividends on preferred stock	—	(783,750)
Proceeds from sale of common stock	203,500	—
Proceeds from sale of preferred stock	5,225,000	—
Payment of preferred stock offering costs	(96,629)	(67,456)

Net cash provided by (used in) financing activities	2,089,490	(458,216)

Net increase (decrease) in cash and equivalents	203,576	(212,645)
Cash and equivalents, beginning of year	15,990	219,566

Cash and equivalents, end of year	$219,566	$6,921

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

For the Years Ended December 31, 2011 and 2012

	2011	2012

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$319,246	$122,633

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Conversion of notes payable to 897,500 shares of common stock	$1,335,000	$—

Note payable for acquisition of oil and gas properties	$10,100,000	$—

Proceeds from sale of Separate Interests applied to note payable	$5,101,047	$—

Pre-acquisition oil and gas sales applied to note payable	$766,728	$—

Contingent payable for acquisition of oil and gas properties	$826,791	$250,000

Asset retirement obligations incurred upon acquisition of oil and gas properties	$639,176	$—

Asset retirement obligations assumed upon sale of oil and gas properties	$—	$16,411

Increase in oil and gas properties due to revision of asset retirement obligations	$—	$55,825

The Accompanying Notes are an Integral Part of These Financial Statement

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2012

1.	Organization and Nature of Operations

Arête Industries, Inc. (“Arête” or the “Company”), is a Colorado corporation that was incorporated on July 21, 1987. The Company owns 100% of Aggression Sports, Inc. (Aggression Sports) which is an inactive subsidiary which has no assets, liabilities or operations. Arête has operated a natural gas gathering system in Wyoming since 2006 and on July 29, 2011 the Company purchased oil & natural gas properties in Colorado, Montana, Kansas, and Wyoming.

The Company seeks to focus on acquiring interests in traditional oil and gas ventures, and seek properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, re-completion and re-working projects. In addition, the Company’s strategy includes purchase and sale of acreage prospective for oil and natural gas and seeking to obtain cash flow from the sale and farm out of such prospects.

2.	Summary of Significant Accounting Policies

Going Concern

As of December 31, 2012, the Company had a working capital deficit of $1,938,752 and a balance of cash and equivalents of $6,921. For the past few years, the Company has obtained loans and incurred significant operating payables, primarily from related parties, substantially all of which were past due as of April 15, 2013. In addition, the Board of Directors has not declared the semi-annual dividend payable to preferred shareholders of record as of March 31, 2013. Under most circumstances, the Company is required to either pay preferred dividends in cash in the aggregate amount of $391,875 or in shares of common stock of equivalent value as discussed in Note 4.

The Company does not have sufficient cash, or commitments for financing to sustain its operations for the next 12 months. Accordingly, there can be no assurance that the Company will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the Company’s continuation as a going concern.

The Company is actively pursuing a variety of alternatives to obtain additional financing to alleviate its working capital deficit, restructure existing financing commitments, and therefore be in a position to seek to carry out its business plan. We cannot predict whether this additional financing, if any, will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that no financing sources materialize, the Company will be unable to repay its payables and existing debt obligations. The items discussed above raise doubts about the Company’s ability to continue as a going concern.

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

Reclassifications

In the Company’s Consolidated Statement of Operations for the year ended December 31, 2011in its 2011 Annual Report on Form 10-K, the gain on sale of oil and gas properties described in Note 3 of $2,479,934 was included in operating revenue. This amount was reclassified as non-operating income for presentation in the Company’s 2012 Annual Report on Form 10-K.

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

Gas Gathering System, Furniture and Equipment

The Company’s gas gathering system and its furniture and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the asset and the related accumulated depreciation are removed from the accounts, and any gains or losses will be reflected in current operations. For the gas gathering system, depreciation is computed using the straight line method over an estimated useful life of ten years. Depreciation of furniture and equipment is computed using the straight-line method over an estimated useful life of five years.

Oil and Gas Producing Activities

The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has proved reserves. If an exploratory well does not result in proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized.

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

The provision for DD&A of oil and gas properties is calculated based on proved reserves on a field-by-field basis using the unit-of-production method. Natural gas is converted to barrel equivalents, BOE, at the rate of six Mcf of natural gas to one barrel of oil. Estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values, are taken into consideration.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative oil and gas reserve estimation and disclosure guidance that was effective for the Company beginning in 2010. This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the SEC final rule, “Modernization of Oil and Gas Reporting”, which was also effective in 2010. Many of the revisions were updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which was developed by several petroleum industry organizations and is a widely accepted standard for the management of petroleum resources. Key revisions include a requirement to use 12-month average pricing determined by averaging the first of the month prices for the preceding 12 months rather than year-end pricing for estimating proved reserves, the ability to include nontraditional resources in reserves, the ability to use new technology for determining proved reserves, and permitting disclosure of probable and possible reserves.

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

Revenue Recognition

The Company records revenues from the sale of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at December 31, 2011 and 2012 were not material.

Environmental Liabilities

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2011 and 2012, the Company had not accrued for nor been fined or cited for any environmental violations that would have a material, adverse effect upon capital expenditures, operating results or the competitive position of the Company.

Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

Stock-Based Compensation

The Company did not grant any stock options or warrants during the years ended December 31, 2011 and 2012 and no options or warrants were outstanding at any time during these years. The Company has issued shares of common stock for services performed by officers, directors and unrelated parties during 2011 and 2012. The Company has recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.

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

Fair Value of Financial Instruments

Cash, accounts payable, accrued liabilities and notes payable are carried in the Consolidated Financial Statements in amounts which approximate fair value because of the short-term maturity of these instruments.

Earnings (Loss) Per Share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series 1 preferred stock that is convertible into common stock at an exchange price of $3.30 per common share. As of December 31, 2012, the convertible preferred stock had an aggregate liquidation preference of $5,420,938 and was convertible to 1,642,708 shares of common stock. These shares were excluded from the earnings per share calculation because it was anti-dilutive to assume conversion immediately prior to the last dividend payment date, which would have eliminated preferred dividends for the fourth quarters of 2011 and 2012 from the earnings per share calculation.

New Accounting Pronouncements

In May 2011, the FASB issued new fair value measurement authoritative accounting guidance clarifying the application of fair value measurement and disclosure requirements and changes in particular principles or requirements for measuring fair value. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s current operations and structure, the adoption of this standard did not have a material impact on the Company’s 2012 Consolidated Financial Statements.

In June 2011, the FASB issued new authoritative accounting guidance that states an entity that reports items of other comprehensive income has the option to present the components of net income and comprehensive income in either one continuous financial statement, or two consecutive financial statements, including reclassification adjustments. In December 2011, the FASB issued new authoritative accounting guidance which effectively deferred the requirement to present the reclassification adjustments on the face of the financial statements. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s current operations and structure, the adoption of this standard did not have a material impact on the Company’s 2012 Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

3.	Acquisitions and Dispositions of Oil and Gas Properties

Acquisitions

On May 25, 2011, the Company entered into a Purchase and Sale Agreement and other related agreements and documents with Tucker Family Investments, LLLP; DNR Oil & Gas, Inc. (“DNR”); and Tindall Operating Company (collectively, the “Sellers”) for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana (collectively, the “Original Purchase and Sale Agreement”). DNR is principally owned by an officer and director of the Company, Charles B. Davis. The consideration for the purchase was determined by bargaining between management of the Company and Sellers, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price for the properties was $10.0 million, of which the Company paid a nonrefundable down payment of $0.5 million and the remaining $9.5 million was financed by the Sellers pursuant to a promissory note due on July 1, 2011. The Company was unable to arrange the funding to pay the $9.5 million promissory note due on July 1, 2011, and therefore, the note was not paid.

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

The PSA provided that the Company was entitled to the Properties’ oil and gas production and sales proceeds beginning on April 1, 2011, and the Company was also responsible for the lease operating expenses of the Properties beginning on April 1, 2011. The net proceeds from oil and gas sales, less production taxes and lease operating expenses from April 1, 2011 to July 29, 2011 amounted to $766,728, which was treated as a reduction of the carrying cost of the Properties.

The acquisition of the Properties was structured such that the Company acquired 100% of Seller’s interest in certain geologic zones of the properties. Presented below is a summary of agreed-upon values associated with the Properties and the Separate Interests, along with a discussion of the interests in the Properties retained by the Sellers:

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

(c)	Note that the values shown in this table are the allocation amounts attributable to the proved developed zones agreed to between the Company and the Sellers, before purchase adjustments for pre-acquisition net revenues received, oil in tanks and contingent purchase price adjustments. These adjustments do not modify the agreed upon value for purposes of the adjustments discussed above but will affect the final purchase allocation under generally accepted accounting principles.

(d)	With respect to the Separate Interests, a formal closing and transfer of title was not required, and did not occur, in order for the Company to realize its proceeds related to the sale of the Separate Interests. The Company acquired the contractual rights associated with the Separate Interests on July 29, 2011, and the Company’s share of the net proceeds of $5,101,047 was received on August 23, 2011, which resulted in recognition of a non-operating gain in the third quarter of 2011 of $2,479,934. The Company applied the $5,101,047 of net proceeds to the payments due under the PSA.

The table below reflects unaudited pro forma results as if the July 2011 acquisition of oil and gas properties had taken place as of January 1, 2011:

Total revenue	$2,756,294

Net income (loss)	$458,553

Net income (loss) applicable to common stockholders	$262,553

Earnings per share:
Basic	$0.04

Diluted	$0.04

The unaudited pro forma data gives effect to the actual operating results of the acquired properties prior to the acquisition, adjusted to include the pro forma effect of depreciation, depletion, amortization and accretion based on the purchase price of the properties. The unaudited pro forma results exclude the operating results for the School Creek property that was acquired on July 29, 2011 and sold on August 23, 2011 as discussed further below. Other pro forma adjustments eliminated gas gathering production costs payable to DNR due to the purchase of the Buff Field, and to increase expenses by $15,000 per month for administrative costs incurred under an Operating Agreement with DNR that was effective on October 1, 2011. Pro forma adjustments were recognized to record interest expense on $10.1 million of seller financing through July 29, 2011.

Property Dispositions

The Company also had an agreement for the right to receive a portion of the proceeds from sale of certain of the properties that could be sold before payment in full of the base purchase price and assignment of the properties to the Company. The School Creek properties were sold on August 23, 2011 and the Company received $5,101,047 for its share of the proceeds on the sale, which resulted in a gain on sale of $2,479,934. The Company applied the proceeds to the payments due under the purchase and sale agreement. On September 29, 2011 the Company paid the balance of $5,120,194 that included $121,241 of interest. The Company as part of the agreement received the production of oil and gas from April 1, 2011 and was responsible was the lease operating expenses for that period. The net proceeds of the production, production taxes, and lease operating expenses from April 1, 2011 to July 29, 2011 of $766,812 was applied to the carrying costs of the oil and natural gas properties.

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

4.	Stockholders’ Equity

Common stock

On April 11, 2011 the Company held its annual meeting of stockholders. The stockholders voted to reverse split the common stock of the Company 100 for 1. The effective date of the reverse split was April 18, 2011. All references to shares have been restated to reflect the reverse stock split if it had occurred at the beginning of the earliest period presented.

During the year ended December 31, 2011, the Company had the following common stock issuances:

•

770,000 shares of common stock were issued to third parties to pay certain contract obligations in the amount of $481,251 and 770,000 shares were issued to repay certain advances of directors’ common stock amounting to $675,000;

•	Three members of the board of directors exchanged $500,000 of their loans and advances to the Company for 62,500 shares of common stock or $8.00 per common share;

•	72,841 shares of common stock valued at $1.75 per share were issued for accrued directors’ fees of $128,000;

•	203,500 shares of common stock valued at $1.00 per share were issued to unrelated parties for cash of $203,500;

•	75,000 shares of common stock valued at $6.10 per share were issued for consulting services to an unrelated party for services valued at $457,500 related to the acquisition of properties;

•	3,000 shares of common stock valued at $4.00 per share were issued in exchange for loan fees valued at $12,000 to an unrelated party, a stockholder, and our CEO; and

•	Notes payable of $835,000 to 14 unrelated parties were exchanged for 835,000 shares of common stock valued at $1.00 per share.

•	In June 2012, the Company issued an aggregate of 215,325 shares of common stock in satisfaction of previously accrued liabilities as follows:

	Number of	Valuation
	Shares	Price	Amount

Board of Director fees:
Fees for second quarter of 2011	5,769	$5.20	$30,000
Fees for third quarter of 2011	10,000	$3.00	30,000
Fees for fourth quarter of 2011	22,058	$1.36	30,000
Fees for first quarter of 2012	27,778	$1.08	30,000
Related party executive, administrative & operational services
Fees for January 2012	11,538	$1.30	15,000
Fees for February 2012	12,500	$1.20	15,000
Fees for March 2012	13,890	$1.08	15,000
Fees for April 2012	13,042	$1.15	15,000
Related party consulting services in June 2012	85,000	$0.59	50,000
Accrued interest on unrelated party notes payable	7,750	$1.35	10,463
Unrelated party consulting	6,000	$1.08	6,480

Total	215,325	$0.59	$246,943

Board of Directors fees are payable quarterly in common stock based on the closing price at the end of each quarter. Through the second quarter of 2012, each of the Company’s five directors earned a monthly fee of $2,000 for an aggregate of $30,000 per quarter. In June 2012, an aggregate of 65,605 shares were issued for director fees incurred in the second quarter of 2011 through the first quarter of 2012. Beginning in the third quarter of 2012, directors are entitled to 300 shares of the Company’s common stock for each meeting attended. Each of the Company’s five directors attended six meetings in the second half of 2012 resulting in an obligation for the Company to issue an aggregate of 9,000 shares with an estimated fair value of $3,615.

From January 2012 through July 2012, the Board of Directors agreed to pay fees for executive, administrative and operational services in the aggregate amount of $15,000 per month to three individuals who are directors and/or stockholders of the Company. These fees are payable in shares of the Company’s common stock based on the closing price on the last day of the month for which the services are performed. In June 2012, the Company issued an aggregate of 50,970 shares of common stock in satisfaction of this obligation for the months of January through April 2012. The Company has not yet settled the liabilities for services performed in May through July 2012, but management expects to issue 44,823 shares of the Company’s common stock valued at $0.67 per share to settle the remaining liability for $30,000.

In June 2012, the Board of Directors approved the issuance of 85,000 shares of common stock for consulting services provided by an individual that owns preferred stock of the Company. The services were valued based on the closing price of the Company’s common stock on the date of board approval which was $0.59 and resulted in a charge to related party consulting fees of $50,000.

As of December 31, 2012, the Company has a liability for directors’ fees of $33,615 which is expected to result in the issuance of 64,556 shares of common stock in 2013. Additionally, the Company has a liability for accrued consulting fees of $29,550 which is expected to result in the issuance of 85,000 shares of common stock in 2013.

Preferred Stock Dividends

Preferred stock dividends are payable semi-annually in cash or shares of the Company’s common stock, at the election of the Company. During 2012, the Board of Directors declared and paid an aggregate of $783,750 for the 15% semi-annual dividend on the Series A-1 preferred stock. As of December 31, 2012, accrued dividends amounted to $195,938 which is excluded from liabilities until formally declared by the Company’s Board of Directors. As of April 15, 2013, the Board of Directors has not declared the semi-annual dividend payable to preferred shareholders of record on March 31, 2013. Under most circumstances, the Company is required to either pay the dividend in cash in the aggregate amount of $391,875 or in shares of common stock of equivalent value.

Preferred Stock

On September 29, 2011, the Company completed a private placement of its Preferred Stock Series A1 which resulted in the issuance of 522.5 shares for gross proceeds of $5,225,000. The following are the terms of the Preferred Stock Series A1:

Authorized Shares, Stated Value and Liquidation Preference. Seven hundred fifty shares are designated as the Series A1 15% Convertible Preferred Stock, which has a stated value and liquidation preference of $10,000 per share plus accrued and unpaid dividends.

Ranking. The Series A1 Preferred Stock will rank senior to future classes or series of preferred stock established after the issue date of the Series A1 Preferred Stock, unless the Company’s Board of Directors expressly provides otherwise when establishing a future class or series. The Series A1 Preferred Stock ranks senior to the Company’s common stock in liquidation and dissolution.

Dividends. Holders of Series A1 Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, non-cumulative dividends at an annual rate of 15.0% of the $10,000 per share stated value. Declared dividends are payable in cash or in shares of Common Stock (at its then fair market value), at the election of the Company.

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

Liquidation. In the event we voluntarily or involuntarily liquidate, dissolve or wind up, the holders of the Series A1 Preferred Stock will be entitled, before any distribution or payment out of the Company’s assets may be made to or set aside for the holders of any junior capital stock and subject to the rights of creditors, to receive a liquidation distribution in an amount equal to $10,000 per share, plus any accrued but unpaid dividends. A merger, consolidation or sale of all or substantially all of the Company’s property or business is not deemed to be a liquidation for purposes of the preceding sentence.

Redemption. The Series A1 Preferred Stock is redeemable in whole or in part at the Company’s option at any time. The redemption price is equal to $10,000 per share, plus any accrued but unpaid dividends.

Preemptive Rights. Holders of the Series A1 Preferred Stock do not have preemptive rights to purchase securities of the Company.

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

Optional Conversion by Investors. At any time, each holder of Series A1 Preferred Stock has the right, at such holder’s option, to convert all or any portion of such holder’s Series A1 Preferred Stock into shares of common stock prior to the mandatory conversion of the Series A1 Preferred Stock at a price of $3.30 per share.

Optional Conversion by the Company. If the closing price of the Company’s common stock on the Trading Market is $4.50 or more for 20 consecutive trading days, then up to 25% of the outstanding stated value of the Series A1 Preferred Stock, plus any accrued and unpaid dividends, will be subject to conversion into Company common stock at the option of the Company. For each successive period that the closing price of the common stock is at least $4.50 for a period of 20 consecutive trading days beyond the first 20 day period, the Company will have the right to convert another 25% of the outstanding Series A1 Preferred Stock, such that if the closing price of the common stock is at least $4.50 for 80 consecutive trading days, then all of the outstanding shares of Series A1 Preferred Stock may be converted into common stock at the Company’s option.

Conversion Price. Each share of Series A1 Preferred Stock is convertible into shares of common stock at a conversion price of $3.30 per share, subject to customary anti-dilution adjustments, including in connection with stock dividends and distributions, stock splits, subdivisions and combinations.

Redemption by Holder. Unless prohibited by Colorado law, upon 90 days’ prior written request from any holders of outstanding shares of Series A1 Preferred Stock, the Company may at its discretion, redeem at a redemption price equal to the sum of (i) $10,000 per share and (ii) the accrued and unpaid dividends thereon, to the redemption date, up to one-third of each holder’s outstanding shares of Series A1 Preferred Stock on: (i) the first anniversary of the Original Issuance Date (the “First Redemption Date”), (ii) the second anniversary of the Original Issue Date (the “Second Redemption Date”) and (iii) the third anniversary of the Original Issue Date (the “Third Redemption Date”, along with the First Redemption Date and the Second Redemption Date, collectively, each a “Redemption Date”). The redemption price for any shares of Series A1 Preferred Stock shall be payable on the redemption date to the holder of such shares against surrender of the certificate(s) evidencing such shares to the Corporation or its agent. The Company may instead at its option, reduce the applicable conversion price by 50% with respect to the shares of preferred stock for which redemption has been requested.

5.	Notes and Advances Payable

Notes and advances payable consist of the following as of December 31, 2011 and 2012:

	2011	2012
Officers, directors and affiliates:
Notes and advances payable, interest at 8.0%, due on demand	$24,319	$12,882
Notes and advances payable, interest at 9.7%, due on demand	85,000	85,000
Note payable, interest at 12.0%, due March 2013	—	150,000
Collateralized note payable (see below)	—	261,109

Total officers, directors and affiliates	109,319	508,991

Unrelated parties:
Note payable, interest at 12.0%, due March 2012	250,000	—
Notes payable, interest at 12.0%, due March 2013	—	250,000

Total unrelated parties	250,000	250,000

Total notes and advance payable	$359,319	$758,991

In May 2011, the Company received proceeds from a bridge loan of $250,000 from two unrelated individuals at 12% annual interest. The loan was secured by shares of common stock owned by the CEO of the Company and due on August 31, 2011 and verbally extended to March 2012 when it was repaid. In July 2011, the Company received proceeds from a second bridge loan of $340,000 from three unrelated individuals at 10% annual interest. The loan was unsecured and paid in full in December 2011.

During 2011, the Company obtained a note for a maximum $850,000 from a stockholder who was subsequently appointed to the Company’s board of directors in November 2012. The annual interest rate was 12% plus processing and loan fees to be determined by the usage of the line and length of the outstanding balance. The note was paid in full at December 31, 2011.

On September 29, 2012, the Company borrowed $425,000 from an affiliate of this stockholder and director under a note agreement that provides for interest at the stated annual rate of 12% (and an effective annual rate of 17.8%) with unpaid principal and interest due on March 29, 2013. The outstanding principal balance as of December 31, 2012 was $261,109. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other asset sales to the note holder to secure the debt.

All of the other notes payable shown above are unsecured. Accrued interest on notes and advances payable amounted to $88,303 as of December 31, 2011 and $48,359 as of December 31, 2012.

6.	Contracts Payable

The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 800,000 shares of Common Stock valued at $500,000, or $0.625 per share. The contract is for a period of three years and is being amortized ratably over the service period. For each of the years ended December 31, 2011 and 2012, $166,667 related to this consulting contract is included in investor relations expense in the accompanying Consolidated Statements of Operations. As of December 31, 2012, the unamortized balance of $27,778 is included in prepaid expenses and other in the accompanying Consolidated Balance Sheet.

During 2010 and 2011, a director of the Company transferred 220,000 and 100,000 shares, respectively, of his common stock of the Company to an unrelated party. The unrelated party provided to the Company certain marketing, financing and operational consulting services valued at an aggregate of $230,000. The services were provided during 2010 and 2011 and were amortized ratably over the service period. During the second quarter of 2011, the Company issued 320,000 shares of Common Stock to repay the director.

The Company owed a director for services provided in 2010 and 2011 related to the operation of the Company’s pipeline business and the purchase of oil and gas properties. The board of directors agreed to issue 350,000 shares of common stock during 2011 for the services which were valued at $245,000, or $0.70 per share. The expense was amortized over the 24-month service period, which resulted in a charge of $122,500 for each of the years ended December 31, 2010 and 2011.

The Company owed its directors for services for part of 2008, 2009, 2010 and first quarter 2011. The total services provided amounted to $128,000 during fiscal 2010 and first quarter of fiscal 2011 to be paid in the future with 72,841 shares of Common Stock valued at an average of $1.76 per share. All shares were issued in May 2011.

7.	Related Party Cost Reductions

In connection with the property acquisition agreement entered into in the third quarter of 2011, the Company executed an operating agreement whereby DNR provides services to operate all of the properties acquired by the Company for a monthly fee of $23,000. The operating agreement expired on March 31, 2012 and renews on a month to month basis. Based on operator costs for the properties prior to the Company’s acquisition, approximately $8,000 per month is included in lease operating expenses and $15,000 per month is included in related party consulting fees in the accompanying Consolidated Statements of Operations. Effective July 1, 2012, the monthly operator fee was reduced to $18,000 per month, of which $8,000 per month is included in lease operating expense and the remaining $10,000 per month is included in related party consulting fees.

As discussed in Note 4, effective July 1, 2012 the Company reduced the amount paid for director fees and other related party consulting arrangements. Presented below is a comparison of the impact of related party cost reductions for the first half of 2012 compared to the second half of 2012:

	Six-Months Ended:
	06/30/12	12/31/12	Reduction

Fees payable in cash:
Operator fees	$138,000	$108,000	$30,000
Consulting fees	30,000	—	30,000
Fees payable in shares of common stock:
Director fees	60,000	3,615	56,385
Consulting fees	90,000	—	90,000

	$318,000	$111,615	$206,385

If these cost reductions had not been implemented for the second half of 2012, the Company’s net loss applicable to common stockholders would have increased from $1,277,805 to $1,484,190, and net loss per share would have increased from $0.16 to $0.19.

8.	Income Taxes

At December 31, 2012, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purposes of approximately $8,300,000. If not previously utilized, the NOL carryforwards will expire in 2015 through 2032.

For the years ended December 31, 2011 and 2012, the Company did not recognize any current or deferred income tax benefit or expense. Actual income tax benefit (expense) for the years ended December 31, 2011 and 2012 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

	2011	2012
Income tax benefit (expense) at the statutory rate	$(168,000)	$168,000
Benefit (expense) resulting from:
Increase in Federal valuation allowance	—	(168,000)
Utilization of net operating loss carryforwards	168,000	—

Income tax benefit (expense)	$—	$—

At December 31, 2011 and 2012, the tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are presented below:

	2011	2012
Federal net operating loss carryforwards	$2,858,000	$2,811,000
State net operating loss carryforwards	264,000	286,000
Oil and gas properties	(238,000)	(222,000)
Asset retirement obligations	244,000	241,000

Net deferred tax assets	3,128,000	3,116,000
Less valuation allowance	(3,128,000)	(3,116,000)

Net deferred tax assets	$—	$—

A valuation allowance has been recorded for all deferred tax assets since the “more likely than not” realization criterion was not met as of December 31, 2011 and 2012.

A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. For the years ended December 31, 2011 and 2012, the Company had no unrecognized tax benefits and management is not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next year. The Company’s policy is to recognize any interest or penalties as a component of income tax expense. The Company’s material taxing jurisdictions are comprised of the U.S. federal jurisdiction and the states of Colorado, Wyoming and Kansas. The tax years 2007 through 2012 remain open to examination by these taxing jurisdictions.

9.	Asset Retirement Obligations

The Company follows accounting for asset retirement obligations (“ARO”) in accordance with ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value can be made. The Company’s ARO primarily represents the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in wells at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its ARO by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit adjusted discount rates, inflation rates and estimated dates of abandonment. The ARO is accreted to its present value each period and the capitalized asset retirement costs are amortized using the unit of production method.

A reconciliation of the Company’s ARO for the years ended December 31, 2011 and 2012 is as follows:

	2011	2012

Balance, beginning of year	$—	$653,240

Liabilities incurred upon acquisition of properties	639,176	—

Liabilities assumed by buyer of properties	—	(16,411)

Liabilities settled	—	(81,007)

Accretion expense	14,064	35,621

Revisions of prior estimates	—	55,825

Balance, end of year	653,240	647,268

Less current asset retirement obligations	(15,398)	(78,140)

Long-term asset retirement obligations	$637,842	$569,128

10.	Commitments and Contingencies

Lease commitments. The Company entered into a lease for property access rights and compressor space in Wyoming related to the Company’s natural gas gathering system. The expense in 2011 and 2012 was approximately $9,600, which is included in gas gathering operating costs. The Company uses office space and conference room space provided by a director for an annual charge of $3,000 for the years ended December 31, 2011 and 2012.

Legal Proceedings. The Company is subject to the risk of litigation, claims and assessments that may arise in the ordinary course of its business activities, including contractual matters and regulatory proceedings. As of December 31, 2012, the Company was not subject to any pending litigation and management is not currently aware of any asserted or unasserted claims and assessments that may impact the Company’s future results of operations.

11.	Gain on Extinguishment of Debt

During 2003, the Company abandoned the business operations related to Aggression Sports. During 2011, the statute of limitations expired related to the remaining liabilities of this division. Accordingly, the Company eliminated these liabilities which resulted in a gain on extinguishment of debt of $111,690 for the year ended December 31, 2011.

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

The Company operates in the exploration, development and production phase of the oil and gas industry. Its receivables include amounts due from DNR, a related party that operates the Company’s oil and gas properties and collects remittances from the purchasers of the Company’s oil and natural gas. The Company believes that no single customer or joint venture partner exposes the Company to significant credit risk. While certain of these customers and joint venture partners are affected by periodic downturns in the economy in general or in their specific segment of the natural gas or oil industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company’s results of operations in the long-term. Trade receivables are not collateralized.

Concentrations of Credit Risk. The Company maintains its cash in bank accounts that, at times, may exceed federally insured limits. At December 31, 2011, the Company had approximately $793,000 of cash in bank accounts that exceeded the $250,000 federally insured limit. The difference between this amount and the amount of cash and equivalents shown in the 2011 consolidated balance sheet is primarily attributable to outstanding checks. The Company has not experienced any losses related to investments in cash and equivalents.

13.	Subsequent Events

As of April 15, 2013, the Board of Directors has not declared dividends payable to preferred shareholders of record on March 31, 2013. Under most circumstances, the Company is required to either pay the dividend in cash in the aggregate amount of $391,875 or in shares of common stock of equivalent value.

14.	Supplementary Oil and Gas Information (unaudited)

Costs Incurred. Costs incurred in oil and gas property acquisition (including the School Creek property described in Note 3), exploration and development activities and related depletion per equivalent unit-of-production were as follows for the years ended December 31, 2011 and 2012:

	2011	2012
Acquisition costs:
Unproved properties	$132,945	$—
Proved properties	8,321,638	296,114
School Creek property	2,621,113	—
Exploration costs	—	—
Development costs	—	325,034
Asset retirement obligations	639,176	55,825

Total costs incurred	$11,714,872	$676,973

Depletion per BOE of production	$18.92	$24.08

Supplemental Oil and Gas Reserve Information

The reserve information presented below is based on estimates of net proved reserves as of December 31, 2011 and 2012 that were prepared by Ryder Scott Company, the Company’s independent petroleum engineering firm, Ryder Scott Company, in accordance with guidelines established by the SEC.

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

Changes in Proved Reserves

The Company did not have any proved reserves prior to 2011. The following table sets forth information regarding the Company’s estimated total proved and oil and gas reserve quantities (excluding the School Creek property described in Note 3) for the years ended December 31, 2011 and 2012:

	Oil (Bbl)	Gas (Mcf)	Equivalent (BOE)
Balance, December 31, 2010	—	—	—
Purchase of oil and gas reserves in place	385,008	865,778	529,305
Production	(9,990)	(38,477)	(16,403)

Balance, December 31, 2011	375,018	827,301	512,902
Sale of oil and gas reserves in place	(7,950)	—	(7,950)
Revisions in previous estimates	(10,040)	(208,859)	(44,850)
Production	(25,356)	(89,203)	(40,223)

Balance, December 31, 2011	331,672	529,239	419,879

Proved reserves, December 31, 2011:
Proved developed	290,038	604,476	390,784

Proved undeveloped	84,980	222,825	122,118

Proved reserves, December 31, 2012:
Proved developed	255,264	529,239	343,471

Proved undeveloped	76,408	—	76,408

Standardized Measure

Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

As of December 31, 2011, future cash inflows were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December of 2011, which resulted in benchmark prices of $96.19 per barrel for crude oil and $4.12 per MMbtu for natural gas. Prices were further adjusted for transportation, quality and basis differentials, which resulted in an average price used as of December 31, 2011 of $83.79 per barrel of oil and $5.84 per Mcf for natural gas.

As of December 31, 2012, future cash inflows were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December of 2012, which resulted in benchmark prices of $94.71 per barrel for crude oil and $2.76 per MMbtu for natural gas. Prices were further adjusted for transportation, quality and basis differentials, which resulted in an average price used as of December 31, 2012 of $81.33 per barrel of oil and $5.46 per Mcf for natural gas.

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

The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves as of December 31, 2011 and 2012:

	2011	2012

Future cash inflows	$36,256,572	$29,863,700
Future production costs	(14,467,156)	(13,170,117)
Future development costs	(964,486)	(862,692)
Future income taxes	(4,687,201)	(2,911,225)

Future net cash flows	16,137,729	12,919,666
10% annual discount	(7,795,729)	(5,886,476)

Standardized measure of discounted future net cash flows	$8,342,000	$7,033,190

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

A summary of changes in the standardized measure of discounted future net cash flows is as follows for the years ended December 31, 2011 and 2012:

	2011	2012

Standardized measure of discounted future net cash flows, beginning of year	$—	$8,342,000
Sales of oil and gas, net of production costs and taxes	(440,596)	(1,243,343)
Changes in estimated future development costs	(918,376)	129,194
Purchases of reserves in place	15,846,975	—
Sales of reserves in place	(3,622,558)	(238,347)
Revisions of previous estimates	—	(1,013,042)
Changes in prices and production costs	—	(729,103)
Net changes in future income taxes	(2,523,445)	951,631
Accretion of discount	—	834,200

Standardized measure of discounted future net cash flows, end of year	$8,342,000	$7,033,190

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

•	Our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert,

•	We have not developed and effectively communicated our accounting policies and procedures, and

•	Our controls over financial statement disclosures were determined to be ineffective.

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

Item 9B. OTHER INFORMATION

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors named below were elected for one-year terms. Officers hold their positions at the discretion of the Board of Directors absent any employment agreements, none of which currently exist or are contemplated. The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

Name and Address	Age	First Became Officer and/or Director	Position(s)
Donald W. Prosser 7260 Osceola Street Westminster, CO 80030	61	September 2003	Chairman, Chief Executive Officer and Interim Chief Financial Officer

Nicholas Scheidt 7260 Osceola Street Westminster, CO 80030	52	November 2012	Director

Charles B. Davis 7260 Osceola Street Westminster, CO 80030	55	October 2007	Director and Chief Operating Officer

Charles L. Gamber 7260 Osceola Street Westminster, CO 80030	62	September 2003	Director and Secretary

William W. Stewart 7260 Osceola Street Westminster, CO 80030	51	December 2001	Director and Assistant Secretary

Donald W. Prosser

Mr. Prosser is a Director and member of our Compensation and Audit Committees. He has been designated as the Company’s Audit Committee Financial Expert. Mr. Prosser is a practicing certified public accountant, specializing in tax and securities accounting, and has represented a number of companies serving in the capacity of CPA, member of boards of directors, and as Chief Financial Officer. Mr. Prosser brings to the Company an experienced depth of expertise in tax and securities compliance and accounting, corporate finance transactions and turn-around.

From 1997 to 1999, Mr. Prosser served as CFO and Director for Chartwell International, Inc, a publicly traded company which filed reports under the Exchange Act which published high school athletic information and provided athletic recruiting services. From 1999 to 2000, he served as CFO and Director for Anything Internet, Inc. and from 2000 to 2001, served as CFO and Director for its successor, Inform Worldwide Holdings, Inc., which is a publicly traded company which filed reports under the Exchange Act. From 2001 to 2002, Mr. Prosser served as CFO and Director for Net Commerce, Inc, a public company selling internet services. From November 2002 through June 2008, Mr. Prosser served as CFO of VCG Holding Corp., a publicly traded company which filed reports under the Exchange Act and engaged in the business of acquiring, owning and operating nightclubs. His accounting firm performs accounting service for VCG Holding Corp. From July 2008 through August 2009 Mr. Prosser was chief financial officer of IPtimize, Inc., a provider of broadband and data services that filed a petition under federal bankruptcy laws in October 2009. Since July 2013 he has served as a director of MusclePhar Corporation, a publicly traded company that has a class of securities registered under the Exchange Act.

Mr. Prosser has been a certified public accountant since 1975, and is licensed in the state of Colorado. Mr. Prosser attended the University of Colorado from 1970 to 1971 and Western State College of Colorado from 1972 to 1975, where he earned a Bachelor’s degree in both accounting and history (1973) and a Masters degree in accounting – income taxation (1975).

Charles B. Davis

Mr. Davis joined Arête’s Board of Directors in 2006, and serves as a member of the Company’s Nominating and Compensation Committees. From January 1981 to June 1983, Mr. Davis was Operations Manager for Keba Oil and Gas Co. where he was responsible for drilling, completion and producing operations. From July 1983 to April 1986, Mr. Davis was Vice-President of operations for Private Oil Industries. From April 1986 until August 1988, Mr. Davis did consulting work related to well site operations. Since August 1988 Mr. Davis has worked for DNR Oil & Gas Inc., as president, overseeing the day to day operations for 150 to 200 wells, and involved in exploration activities. Mr. Davis graduated from the University of Wyoming with a Bachelor of Science Degree in Engineering.

Charles L. Gamber

Mr. Gamber joined Arête’s Board of Directors in September 2003. He serves as an independent director, and is a member of our Nominating, Audit, and Compensation Committees. Mr. Gamber is the owner of Charles L. Gamber, Inc. dba Capital Resource Management LLC and works as a consultant creating business opportunities and relationships with strategic partners and business organizations. He is also the Director of Business Development for MedCenterNetwork. He has over 35 years of sales, customer service and marketing experience. Mr. Gamber started Charles L Gamber, Inc., in 2003. Mr. Gamber received a bachelor’s degree in Business Administration with minors in Accounting and Economics from Western State College of Colorado in 1973.

William W. Stewart

From December, 2001 until August, 2002, Mr. Stewart ran the operations and directed the business plan of Eagle Capital Funding Corp. (Eagle Capital) to pursue capital funding projects. In addition to serving as an outside director, he serves as a member of the Company’s Nominating and Compensation Committees. Mr. Stewart worked in the brokerage industry as an NASD licensed registered representative from 1986 to 1994. Mr. Stewart started his career with Boettcher and Company of Denver, Colorado and left the Principal Financial Group of Denver, Colorado in 1994 to open his own small-cap investment firm, S.W. Gordon Capital, Inc., where he has been its president since 1994 to the present. Mr. Stewart formerly served as CEO and is an owner of Larimer County Sports, LLC, a Colorado limited liability company, which owns the Colorado Eagles Hockey Club a minor league professional hockey franchise in northern Colorado. He has been President of Wenatche Sports Partners, LLC, owner of a minor league hockey team, since 2008. Mr. Stewart attended the University of Denver on a full athletic scholarship where he played hockey from 1979 to 1983 as right wing and served as assistant captain during his senior year. Mr. Stewart graduated with a BS, Business Administration from the University of Denver in 1983, with honors as a Student Athlete.

Nicholas L. Scheidt

Mr. Scheidt joined the Company’s Board of Directors in November of 2012, serving as independent Director, and as a member of the Company’s Audit, Nomination and Compensation Committees. Mr. Scheidt has served as President and Chairman of Apex Financial Services Corp (aka Apex Realty Investments Inc.) since 1983; he has served on the Board of Directors of Truck Wash Inc. since 1989; he has served on the Board of Directors of Out Reach Housing Corporation since 1992 and he has served as Chief Financial Officer of Truck Wash Inc. since 1995.

Board Committees

Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board of Directors has designated three standing committees: the Audit Committee, the Nominating Committee, and the Compensation Committee. The Board of Directors met 13 times during the year 2012.

Audit Committee

The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met 4 times during the year 2012.

Audit Committee Financial Expert

The Board has determined that Mr. Prosser is an audit committee financial expert; however, he is not independent within the meaning of Regulation S-K.

Nominating Committee

The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on the Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the year 2012.

Compensation Committee.

While the Company established a Compensation Committee in 2003, our full Board currently administers compensation matters. As we expand our operations and compensation policies, we intend to appoint members to the committee. Upon reinstatement of the Committee, it will administer our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession.

Compliance with Section 16(a) of the Exchange Act.

The Company files reports under Section l5 (d) of the Exchange Act; accordingly, directors, executive officers and 10% shareholders are not required to make filings under Section 16 of the Exchange Act.

CODE OF BUSINESS CONDUCT AND ETHICS

Our corporate philosophy is that good ethics and good business conduct go hand in hand. Our business standards provide a general framework of values and obligations that should be adhered to at all times. Corporate standards guide our professional conduct in regard to actions, words, sense of fairness, honesty and integrity. The Company is required to comply with laws in all jurisdictions, and our Code of Business Conduct and Ethics, which we refer to as the Code, supports and reflects our statutory compliance with such laws. The Code applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

EXECUTIVE COMPENSATION

We do not currently have any full time or part time employees. Our three executive officers, who are also directors, did not receive any salary or other compensatory benefits during 2011 or 2012 in their capacity as officers. During 2011 and 2012, we used independent contractors, consultants, attorneys and accountants as necessary, to complement services for operations and regulatory filings.

We paid cash to Donald W. Prosser, P.C. CPA, of $90,000 for 2011 and $50,000 for 2012 for accounting and regulatory filing services. Mr. Prosser is our Chief Executive Officer and Director. We also paid Charles Davis $15,000 in 2011 for providing us with management services relating to our oil and gas properties. We also issued common stock to Mssrs. Prosser and Davis with a fair value of $30,000 each for 2012. See also “Certain Relationships and Related Transactions” for further information regarding certain transactions with our officers.

Equity Awards

We do not maintain any equity award plans. Accordingly, there were no stock grants, options or other equity awards to our two executive officers in their capacity as officers.

Compensation of Directors.

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our non-employee Directors during the fiscal year ended December 31, 2012.

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles Davis	—	12,723	—	—	12,723
Charles Gamber	—	12,723	—	—	12,723
John Herzog	—	12,633	—	—	12,633
Donald W. Prosser	—	12,723	—	—	12,723
William Stewart	—	12,723	—	—	12,723
Nicholas Scheidt	—	90	—	—	90

(1)	Through the second quarter of 2012, our Directors were paid a quarterly fee of $6,000 in shares of our common stock for their service on our Board of Directors. Beginning in the third quarter of 2012, directors are entitled to 300 shares of the Company’s common stock for each meeting attended. The fee was payable at the end of each calendar quarter and was calculated based on the closing price of our common stock as reported by the OTC Market as of the last day of each quarter. Each of the Company’s five directors attended six meetings in the second half of 2012 resulting in an obligation for the Company to issue an aggregate of 9,000 shares with an estimated fair value of $3,615.

Cash Compensation Paid to Directors

We currently do not pay any cash fees to our Directors for services provided in their capacity as Directors.

Equity Based Compensation Paid to Directors

Since we currently do not have any formal equity incentive plans, the stock issued to directors is allocated from our authorized shares. The offer and sale of shares issued in connection with the Directors’ fees are not registered with the SEC and are therefore “restricted securities” as that term is defined in Rule 144 of the SEC, and as such are subject to holding period requirements and other restrictions set forth in Rule 144.

Other

All Directors are reimbursed for their reasonable expenses incurred in connection with attending meetings.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2012 by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of common stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner Directors and Executive Officers	Amount and Nature of Beneficial Ownership			Percent of Class
Common Stock	Charles Davis, Director/COO 7260 Osceola Street Westminster, Colorado 80030,	Direct	1,022,997	(1)	10.9%
Common Stock	Charles L. Gamber, Director/Secretary 7260 Osceola Street Westminster, Colorado 80030,	Direct	112,559	(2)	1.2%
Common Stock	Nicholas L. Scheidt, Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	443,530	(5)	4.7%
Common Stock	Donald W. Prosser, CEO/Chairman, Acting CFO 7260 Osceola Street Westminster, Colorado 80030,	Direct	720,844	(3)	9.1%
Common Stock	William W. Stewart, Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	84,216	(2)	1.1%

Common Stock	Directors and Officers as a Group (5 persons)	Total:	2,384,146		27.0%

Common Stock	Herbert & Virginia Burridge 30722 Fairgreens Way Laguna Niguel, CA 92677	Direct	460,524		5.8%
Common Stock	Burlingame Equity Investors Master Fund, L.P. One Market Plaza, Suite 3750 San Francisco, CA 94105	Direct	740,249	(4)	7.8%

(1)	Includes 303,030 shares of common stock issuable upon conversion of 100 shares of convertible preferred stock and 30,113 shares accrued for services rendered.
(2)	Includes 13,113 shares accrued for services rendered.
(3)	Includes 30,113 shares accrued for services rendered.
(4)	Includes 557,576 shares of common stock issuable upon conversion of 184 shares of convertible preferred stock. The general partner of the named owner is Burlingame Asset Management, LLC. Blair Sanford is the managing member of the general partner and may be deemed to have beneficial ownership of these shares. He disclaims beneficial ownership of all shares held by the named owner.
(5)	Includes 303,030 shares of common stock issuable upon conversion of 100 shares of convertible preferred stock

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our officers and directors have advanced funds to pay for necessary expenses and costs of the Company. The following are the advances from the officers and directors as of December 31, 2011 and 2012 are unsecured and due on demand:

	2011	2012
Advances – Donald W. Prosser , CEO & Director 9.7% Interest	$20,000	$20,000
Advances – Donald W. Prosser 8% Interest	4,100	2,882
Note payable– Fairfield Management Group (Donald W. Prosser) 12% Interest	—	150,000
Advances – William W. Stewart 8% Interest	20,219	10,000
Advances – William W. Stewart 9.7% Interest	25,000	25,000
Note Payable – Apex Financial Services (Nicholas L Scheidt) 12% Interest	—	261,109
Advances – Charles B. Davis 9.7% Interest	40,000	40,000

Balances	$109,319	$508,991

We had related party payables of accrued interest to the officers and directors above of $40,859 at December 31, 2012.

In May 2011 we entered into a purchase and sale agreement, amended in July, 2011, for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana with the Tucker Family Investments, LLLP, DNR and Tindall Operating Company, collectively, the “Sellers,” for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana. In addition, the agreement included an operating agreement for the continued operations of the purchased properties by DNR. DNR is principally owned by Charles B. Davis, our Chief Operating Officer and one of our directors. The consideration for the purchase was determined by bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price for the acquisition was $11,000,000. Potential additional purchase price payments are due under the following circumstances:

•

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

•

The properties located in Wyoming and Montana provide a similar formula as used for Colorado and Kansas that could result in an obligation for additional purchase consideration to the extent that we perform future drilling or recompletion activities in formations that are not producing as of the closing date. Further, if we sell properties where reserves have been proved up through drilling or recompletion, the Sellers have retained an interest of 70% in the net sales proceeds (after we receive a recovery of 125% of the original purchase price allocation attributed to the properties.

Notwithstanding the foregoing, the maximum increase in purchase price is limited to a maximum of $25 million. Due to sales of some of the properties to unrelated third parties and additional purchase price payable due because the $90 and $100 oil price thresholds were exceeded for 61 consecutive days, the maximum future consideration was reduced to approximately $19.8 million as December 31, 2012.

We also entered into a contract operator agreement with DNR to operate all of the properties purchased pursuant to the purchase and sale agreement, as amended. Under the agreement, DNR:

•	operates, manages, and maintains the properties in accordance with past practices;

•	employs such personnel as may be reasonably necessary to operate the properties;

•	provides various accounting and governmental reporting functions;

•	purchases supplies, materials, tools and equipment associated with ownership and operation of the properties;

•

pays and performs all obligations of Arête which relate to the properties, including, without limitation, the payment of operating costs, vendor invoices and contractor invoices associated with ownership or operation of the properties; and

•	provides marketing, gas control and other similar services necessary to sell the oil and gas produced from the properties.

Under the contract operator agreement, we reimburse DNR for all third party costs and expenses, including without limitation, operating costs, capital expenditures, production taxes and producing, drilling and construction overhead charges billed by third party operators, incurred or borne by DNR and associated with the properties. In addition to the foregoing reimbursements, we pay DNR $23,000 per month for the performance of its services under the contract operator agreement. The operator agreement expired on March 31, 2012 and renews on a month to month basis. Effective July 1, 2012, the monthly operator fee was reduced to $18,000 per month.

On September 29, 2011, as part of our convertible preferred stock private placement of $5.225 million, Mr. Davis purchased 100 shares of our convertible preferred stock for $1 million. On September 29, 2011, as part of our convertible preferred stock private placement of $5.225 million, Mr. Scheidt purchased 100 shares of our convertible preferred stock for $1 million.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following relate to aggregate fees billed for the last two fiscal years by the Company’s principal accountants concerning the Company’s: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the following:

1.	Audit Fees. $28,250 (2011) and $43,100 (2012)

2.	Audit-Related Fees. $-0- (2011) and $ 30,500 (2012)

3.	Tax Fees. $-0- (2011 and 2012)

4.	All Other Fees. $-0- (2011) and $-0- (2012)

5.    (i) The Company’s Audit Committee’s pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:

Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Causey Demgen and Moore, P.C. in 2011 and 2012 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors’ services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. All requests for services to be provided by the independent auditor, which must include a description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Executive or Financial Officer. The Chief Executive or Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Executive or Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Executive or Financial Officer and the independent auditor that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its chair or any of its other members pursuant to delegated authority) for approval.

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

PART IV

Item 15. EXHIBITS

The following exhibits are filed with, or incorporated by reference in, this registration statement:

Exhibit Number	Description

3.1	Restated Articles of Incorporation with Amendment adopted by shareholders on September 1, 1998 (filed as Exhibit 3.1 to Form 10-KSB for the year ended December 31, 1998 (filed with the SEC on April 16, 1999), and incorporated herein by reference).

3.2	Articles of Amendment to the Articles of Incorporation of Arête Industries, Inc. – Preferences, Limitations and Relative Rights of 15% Series A1 convertible preferred stock (filed as Exhibit 3.1 to Form 8-K dated September 30, 2011, and incorporated herein by reference.)

3.2(a)	Articles of Amendment to Articles of Incorporation dated May 29, 2012 – Preferences, Limitations and Relative Rights of 15% Series A1 Convertible Preferred Stock (filed as Exhibit 3.2(a) to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference.)

3.3	Bylaws (filed as Exhibit 3.3 to Form 10-K for the year ended December 31, 2010 and filed with the SEC on March 30, 2011.)

10.1	Purchase and Sale Agreement among Tucker Family Investment LLLP, DNR Oil & Gas, Inc., Tindall Operating Company and Arête Industries, Inc., dated May 25, 2011 (filed as Exhibit 10.4 to Form 8-K dated May 25, 2011, and incorporated herein by reference.)

10.2	Security Agreement among Tucker Family Investment LLLP, DNR Oil & Gas, Inc., Tindall Operating Company and Arête Industries, Inc., dated May 25, 2011 (filed as part of Exhibit 10.4 to Form 8-K dated May 25, 2011, and incorporated herein by reference.)

10.4	Amended and Restated Purchase and Sale Agreement among Tucker Family Investment LLLP, DNR Oil & Gas, Inc., Tindall Operating Company and Arête Industries, Inc., dated July 29, 2011 (filed as Exhibit 10.5 to Amendment No. 1 to Form 8-K dated May 25, 2011 (filed with the SEC on August 5, 2011), and incorporated herein by reference.)

10.5	First Amendment to the Amended and Restated Purchase and Sale Agreement among Tucker Family Investment LLLP, DNR Oil & Gas, Inc., Tindall Operating Company and Arête Industries, Inc., dated August 12, 2011 (filed as Exhibit 10.8 to Amendment No. 1 to Form 8-K/A dated August 12, 2011 (filed with the SEC on August 18, 2011), and incorporated herein by reference.)

10.6	Second Amendment to the Amended and Restated Purchase and Sale Agreement among Tucker Family Investment LLLP, DNR Oil & Gas, Inc., Tindall Operating Company and Arête Industries, Inc., dated September 16, 2011 (filed as Exhibit 10.9 to Form 8-K dated September 16, 2011, and incorporated herein by reference.)

10.7	Promissory Note due to Pikerni, LLC ($250,000) (filed as Exhibit 10.7 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

10.8	Promissory Note due to Fairfield Management Group, LLC ($150,000) (filed as Exhibit 10.8 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

10.9	Amended and Restated Contract Operator Agreement between DNR Oil & Gas, Inc. and Arête Industries, Inc. (filed as Exhibit 10.9 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

10.10	Agreement regarding Increase in Payments in respect of Amended and Restated Purchase and Sale Agreement (Exhibit C) (filed as Exhibit 10.10 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

10.11	Promissory Note due to Apex Financial Services Corp. ($455,000) and Assignment of Proceeds (filed as Exhibit 10.11 to Amended Registration Statement on Form S-1 filed on October 26, 2012, and incorporated herein by reference)

14	Code of Business Conduct and Ethics (filed as Exhibit 14 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

21	List of Subsidiaries (filed as Exhibit 21 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

23.1	Consent of Ryder Scott Company *

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350. *

99.1	Reserve Estimate Report of Ryder Scott Company *

101

The following materials are filed herewith:

(i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Definition, (v) XBRL Taxonomy Extension Labels, and (vi) XBRL Taxonomy Extension Presentation.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arête Industries, Inc.

April 18, 2013	By:	/s/ Donald W. Prosser
Donald W. Prosser,
Chief Executive Officer and Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles L. Gamber	Secretary and Director	April 18, 2013
Charles L. Gamber

/s/ Donald W. Prosser	Chairman of the Board, Acting Chief Financial	April 18, 2013
Donald W. Prosser	Officer and Chief Executive Officer

/s/ Nicholas L. Scheidt	Director	April 18, 2013
Nicholas L. Scheidt

/s/ William Stewart	Director	April 18, 2013
William Stewart