Form 10-Q
period 2013-03-31
ARETE INDUSTRIES INC
filed 2013-05-20
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2013, the Registrant had 7,979,801 shares of common stock issued and outstanding.

ARÊTE INDUSTRIES, INC.

Part 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2012 and March 31, 2013

ASSETS	2012	2013
Current Assets:
Cash and equivalents	$6,921	$3,948
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	87,989	183,280
Other	61,243	72,721
Prepaid expenses and other	61,034	31,365

Total Current Assets	217,187	291,314

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	9,389,245	9,568,861
Unevaluated properties	314,336	314,336
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522

Total property and equipment	10,168,298	10,347,914
Less accumulated depreciation, depletion and amortization	(1,499,284)	(1,666,932)

Net Property and Equipment	8,669,014	8,680,982

TOTAL ASSETS	$8,886,201	$8,972,296

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2012 and March 31, 2013

LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2013
Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Oil and gas property acquisition costs	$250,000	$250,000
Gas gathering operating costs	436,403	436,403
Operator fees and other	159,748	313,529
Unrelated parties	92,943	99,080
Preferred stock dividends payable	—	—
Notes and advances payable:
Directors and affiliates	508,991	548,423
Unrelated parties	250,000	250,000
Accrued interest expense	48,359	67,105
Director fees payable in common stock	33,615	34,065
Accrued consulting services payable in common stock	42,000	60,750
Current portion of asset retirement obligations	78,140	79,380
Other accrued costs and expenses	255,740	180,252

Total Current Liabilities	2,155,939	2,318,987

Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	250,000	250,000
Asset retirement obligations, net of current portion	569,128	584,182

Total Long-Term Liabilities	819,128	834,182

Total Liabilities	2,975,067	3,153,169

Commitments and Contingencies (Notes 3, 4, 10 and 13)
Stockholders’ Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, issued and outstanding 522.5 shares in 2012 and 2013, liquidation preference of $5,420,938 in 2012 and $5,616,875 in 2013	4,987,326	4,987,326
Series 2; authorized 2,500 shares, no shares issued and outstanding in 2012 and 2013	—	—
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 7,979,801 in 2012 and 7,979,801 in 2013	17,151,097	17,151,097
Accumulated deficit	(16,227,289)	(16,319,296)

Total Stockholders’ Equity	5,911,134	5,819,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,886,201	$8,972,296

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarters Ended March 31, 2012 and 2013

	2012	2013
Revenues:
Oil and natural gas sales	$554,035	$457,725
Sale of oil and natural gas properties	533,048	949

Gas gathering income	—	—

Total revenues	1,087,083	458,674

Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	283,709	187,807
Production taxes	44,196	35,837
Depreciation, depletion, amortization and accretion	131,107	172,602
Gas gathering:
Operating expenses	3,660	3,543
Depreciation	11,055	11,055
General and administrative expenses:
Director fees	30,000	450
Investor relations	45,804	30,897
Legal, auditing and professional services	49,080	30,590
Consulting and executive services:
Related parties	110,750	30,750
Unrelated parties	71,445	—
Other administrative expenses	13,546	21,370
Depreciation	143	285

Total operating expenses	794,495	525,186

Operating loss	292,588	(66,512)
Other income (expense):
Gain on extinguishment of debt	—	—
Interest income	155	1
Interest expense	(17,845)	(25,496)

Income (loss) before income taxes	274,898	(92,007)
Income tax benefit (expense)	—	—

Net income (loss)	$274,898	$(92,007)

Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$274,898	$(92,007)
Accrued preferred stock dividends	(195,875)	(195,875)

Net income (loss) applicable to common stockholders	$79,023	$(287,882)

Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$0.01	$(0.04)

Diluted	$0.01	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic	7,764,000	7,980,000

Diluted	7,764,000	7,980,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Quarter Ended March 31, 2013

	Class A Preferred Stock		Common Stock		Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2012	522.5	$4,987,326	7,979,801	$17,151,097	$(16,227,289)	$5,911,134
Net loss	—	—	—	—	(92,007)	(92,007)

Balances, March 31, 2013	522.5	$4,987,326	7,979,801	$17,151,097	$(16,319,296)	$5,819,127

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarters Ended March 31, 2012 and 2013

	2012	2013
Cash Flows from Operating Activities:
Net income (loss)	$274,898	$(92,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	140,239	167,648
Accretion of discount on asset retirement obligations	2,066	16,294
Gain on sale of oil and gas properties	(533,048)	(949)
Changes in operating assets and liabilities:
Accounts receivable	24	(106,769)
Prepaid expenses and other	38,655	29,669
Accounts payable	(22,054)	159,917
Accrued costs and expenses	177,675	(37,540)

Net cash provided by (used in) operating activities	78,455	136,263

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(617,270)	(179,616)
Proceeds from sale of oil and gas properties	1,108,709	949
Contingent consideration paid to DNR under sharing arrangement	(282,704)	—

Net cash provided by (used in) investing activities	208,735	(178,667)

Cash Flows from Financing Activities:
Proceeds from notes and advance payable	375,000	40,000
Principal payments on notes payable	(250,000)	(569)

Net cash provided by (used in) financing activities	125,000	39,431

Net increase (decrease) in cash and equivalents	412,190	(2,973)
Cash and equivalents, beginning of period	219,566	6,921

Cash and equivalents, end of period	$631,756	$3,948

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,000	$6,750

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Preferred stock dividends declared	$391,875	$391,875

Asset retirement obligations assumed upon sale of oil and gas properties	$16,411	$—

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1.    Organization and Nature of Operations

Arête Industries, Inc. (“Arête” or the “Company”), is a Colorado corporation that was incorporated on July 21, 1987. The Company owns 100% of Arete Energy, Inc. which is an inactive subsidiary which has no assets, liabilities or operations. Arête has operated a natural gas gathering system in Wyoming since 2006 and on July 29, 2011 the Company purchased oil & natural gas properties in Colorado, Montana, Kansas, and Wyoming.

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

2.    Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2012 and March 31, 2013, and the results of operations, changes in stockholders’ equity, and cash flows for the quarters ended March 31, 2012 and 2013. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company’s 2012 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Arête and its inactive subsidiary, Arete Energy, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

The Company has condensed certain line items within the current period financial statements, and certain prior period balances were reclassified to conform to the current year presentation. Reclassifications did not have any impact on the Company’s previously reported working capital, results of operations or cash flows.

Earnings per share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series 1 preferred stock that is convertible into common stock at an exchange price of $3.30 per common share. As of March 31, 2013, the convertible preferred stock had an aggregate liquidation preference of $5,616,875 and was convertible to 1,698,182 shares of common stock. These shares were excluded from the earnings per share calculation because it was anti-dilutive to assume conversion at the beginning of the quarter, which would have eliminated preferred dividends from the earnings per share calculation.

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

3.    Disposition of Oil and Gas Properties

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

4.    Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $8.4 million which expire in 2018 through 2032. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the quarter ended March 31, 2013, the Company did not recognize any income tax benefit due to the valuation allowance.

5.    Stock transactions and preferred stock dividends

During the quarter ended March 31, 2013, the Company did not issue any common stock for compensation or services. The Board of Directors has not declared the semi-annual dividend payable to preferred shareholders of record as of March 31, 2013. Under most circumstances, the Company is required to either pay preferred dividends in cash in the aggregate amount of $391,875 or in shares of common stock of equivalent value. The Board of Directors declared the preferred dividend of $391,875 on April 26, 2013 and paid in cash on April 28, 2013. (See note 10)

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

6.    Contracts Payable

The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 800,000 shares of Common Stock valued at $500,000. The contract was for a period of three years and the fair value of the services were amortized ratably over the service period. Accordingly, the Company recognized a charge to investor relations expense of $41,667 and $27,778 for the quarters ended March 31, 2012 and 2013, respectively.

7.    Notes and advances payable

Notes payable consist of the following as of December 31, 2012 and March 31, 2013:

	2012	2013
Officers, directors and affiliates:
Notes and advances payable, interest at 8.0%, due on demand	$12,882	$52,314
Notes and advances payable, interest at 9.7%, due on demand	85,000	85,000
Note payable, interest at 12.0%, due March 2013	150,000	150,000
Collateralized note payable (see below)	261,109	261,109

Total officers, directors and affiliates	508,991	548,423

Unrelated parties:
Notes payable, interest at 12.0%, due March 2013	250,000	250,000

Total unrelated parties	250,000	250,000

Total notes and advance payable	$758,991	$798,423

On September 29, 2012, the Company borrowed $425,000 from an affiliate of a stockholder and director under a note agreement that provides for interest at the stated annual rate of 12% (and an effective annual rate of 17.8%) with unpaid principal and interest due on March 29, 2013. The outstanding principal balance as of March 31, 2013 was $261,109. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other asset sales to the note holder to secure the debt.

All of the notes payable shown above are unsecured. Accrued interest on notes and advances payable amounted to $48,359 as of December 31, 2012 and $67,105 as of March 31, 2013.

8.    Asset retirement obligations (ARO)

A reconciliation of the Company’s asset retirement obligations for the quarter ended March 31, 2013, is as follows:

Balance, December 31, 2012	$647,268
Liabilities incurred	—
Accretion expense	16,294
Revisions to estimate	—

Balance, March 31, 2013	663,562
Less current asset retirement obligations	(79,380)

Long-term asset retirement obligations	$584,182

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

9.    Related Party Cost Reductions

In connection with the property acquisition agreement entered into in the third quarter of 2011, the Company executed an operating agreement whereby DNR provides services to operate all of the properties acquired by the Company for a monthly fee of $23,000. The operating agreement expired on March 31, 2012 and renews on a month to month basis. Based on operator costs for the properties prior to the Company’s acquisition, approximately $8,000 per month is included in lease operating expenses and $15,000 per month is included in related party consulting fees in the accompanying Consolidated Statements of Operations for the first quarter of 2012. Effective July 1, 2012, the monthly operator fee was reduced to $18,000 per month, of which $8,000 per month is included in lease operating expense and the remaining $10,000 per month is included in related party consulting fees.

Effective July 1, 2012 the Company reduced the amount paid for director fees and other related party consulting arrangements. Presented below is a comparison of the impact of related party cost reductions for the first quarter of 2012 compared to the first quarter of 2013:

	Quarter Ended:
	03/31/12	3/31/13	Reduction
Fees payable in cash:
Operator fees	$69,000	$54,000	$15,000
Consulting fees	15,000	—	15,000
Fees payable in shares of common stock:
Director fees	30,000	450	29,550
Consulting fees	45,000	—	45,000

	$159,000	$54,450	$104,550

If these cost reductions had not been implemented for the first quarter of 2013, the Company’s net loss applicable to common stockholders would have increased from $287,882 to $392,432, and net loss per share applicable to common stockholders would have increased from $0.04 to $0.05.

10.    Subsequent events

On April 26, 2013 the Board of Directors declared the 15% dividend on the Series A-1 preferred stock which was paid in cash on April 29, 2013. The Company made arrangements to borrow $1,000,000 from Apex Financial Services Corp, a Colorado corporation (Apex), the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014. The Registrant also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to the Apex to secure the debt. The Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the Note, and also paid a loan fee of $10,000 on the Note. In the event of default on the Note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the Note will accrue at 18%. Default includes failure to pay the Note when due or if the Company borrows any other monies or offers security in the Registrant or in the collateral securing the Note prior to the Note being paid in full. The Company used the proceeds to pay the preferred dividend, the accounts payable from operations currently due, and accrued interest on the outstanding notes payable. The Company had two promissory notes in the amount of $400,000 and the Company has negotiated an extension on both notes for two years to expire March 31, 2015.

During the first quarter 2013 the Company participated in drilling a well in Kansas in which they have a 20% working interest and have $133,407 of costs as of March 31, 2013. The costs are carried as part of proved properties on the balance sheet as a well in progress. The Company does not have detailed information as to the results of the well as of May 15, 2013.

.

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

•	our current level of indebtedness and the effect of any increase in our level of indebtedness;

•	limited control over non-operated properties;

•	reliance on limited number of customers;

•	title defects to our properties and inability to retain our leases;

•	our ability to retain key members of our senior management and key consulting resources;

•	federal, state and regulations and laws;

•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;

•	federal and state legislation and regulatory initiatives relating to hydraulic fracturing;

•	risks in connection with evaluating potential acquisitions, integration of significant acquisitions, and difficulty managing our growth and the related demands on our resources;

•	developments in the global economy;

•	financing and interest rate exposure;

•	effects of competition;

•	effect of seasonal factors;

•	lack of availability of drilling rigs, equipment, supplies, insurance, personnel and oil field services; and

•	further sales or issuances of common stock.

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

In the third quarter of 2011, we completed an acquisition of producing oil and natural gas properties in Montana, Wyoming, Colorado and Kansas. These properties include several proved undeveloped and probable drilling opportunities. We believe our primary challenge over the next few months is to obtain additional financing to exploit existing drilling opportunities and to possibly acquire additional properties. We have sold some of our properties while retaining overriding royalty interests for future upside upon further development of the properties. In addition, we are in the process of reviewing several opportunities for the purchase of production and undeveloped oil and gas leases for future development. In order to purchase properties or begin substantive drilling activities we must obtain additional financing, which cannot be assured. We rely heavily on the skills of our board members in the fields of business development, capital acquisition, corporate visibility, oil and gas development, geology and operations.

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

Revenue Recognition

We record revenue from the sale of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we will record revenue for our share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over—and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at March 31, 2013 were not material.

Property and equipment

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative oil and gas reserve estimation and disclosure guidance that was effective for the Company beginning in 2010. This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the SEC final rule, “Modernization of Oil and Gas Reporting “, which was also effective in 2010.

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

Stock-based Compensation

We have not granted any stock options or warrants during the quarters ended March 31, 2012 and 2013, and no options or warrants were outstanding at any time during 2012 and 2013. We issued shares of common stock for services performed by officers, directors and unrelated parties during 2012 and 2013 and we expect to issue shares for services in the future. We recorded these transactions based on the value of the services or the value of the common stock, whichever was more readily determinable.

Results of Operations for the Quarters Ended March 31, 2012 and 2013

To date, inflation has not had a material impact on our operations. Presented below is a discussion of our results of operations for the Quarters Ended March 31, 2012 and 2013.

Oil and Gas Producing Activities

During the third quarter of 2011, we entered into a purchase and sale agreement which resulted in our acquisition of producing oil and gas properties in Wyoming, Colorado, Kansas and Montana. Presented below is a summary of our oil and gas operations for the quarters ended March 31, 2012 and 2013:

	2012	2013

Oil Sales	$450,630	$359,794
Natural Gas Sales	103,405	97,931

Total Revenue	554,035	457,725

Production Taxes	(44,196)	(35,837)
Lease Operating Expense	(283,709)	(187,807)
Depreciation, depletion, amortization and accretion	(131,107)	(172,602)

Net	$95,023	$61,478

Net barrels of oil sold	5,044	4,389
Net mcf of gas sold	22,830	20,620

Average price for oil (per Bbl)	$89.34	$81.98

Average price for gas (per Mcf)	$4.53	$4.74

Lease operating expense per BOE	$32.06	$23.99

DD&A per BOE	$14.82	$22.06

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average oil price for the first quarter of 2013 was $81.98 per barrel but ranged from a low of $78.10 for March and a high of $85.82 for February. The average oil price for the first quarter of 2012 was $89.34 per barrel but ranged from a low of $88.24 for January to a high of $91.08 for February. The oil revenue for the first quarter 2013 was down due to factors: 1) the average price of oil sold was lower by $7.36 per barrel sold, 2) the numbers of barrels in January was down by an estimated 650 barrels based on bad weather not allowing for the oil to be picked up in Kansas. The wells were shut in for about 10 days as the tanks were full. The oil was picked up late January and production was restarted. The average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $4.74 per Mcf for the first quarter of 2013 but ranged from a low of $4.34 per Mcf for February to a high of $4.82 per Mcf for January. Our average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $4.53 per Mcf for the first quarter of 2012 but ranged from a low of $4.25 per Mcf for February to a high of $4.80 per Mcf for January.

Production taxes were approximately 8% of our oil and gas sales for the first quarters of 2013 and 2012. Lease operating expense averaged $23.99 per Barrel of Oil Equivalent (“BOE”), whereby six Mcf of gas are equal to one barrel of oil, for the first quarter of 2013. Lease operating expense averaged $32.06 per Barrel of Oil Equivalent (“BOE”) for the same period 2012. Many of the wells included in our acquisition have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred. For the first quarter of 2013, we incurred approximately $71,000 for workovers, well service units and repairs which accounted for approximately $9.06 per BOE of our lease operating expenses that was capitalized based on increased production the wells. For the first quarter of 2012, we incurred approximately $87,000 for workovers, well service units and repairs which accounted for approximately $9.83 per BOE that were capitalized (see further discussion below).

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

During the first quarter of 2012, we sold one of our properties with a 100% working interest in a producing oil and gas well, which resulted in gross proceeds of approximately $1,109,000. This property was sold to an unrelated purchaser and pursuant to our amended property purchase agreement entered into during the third quarter of 2011, we were required to pay the related party sellers approximately $283,000 of the proceeds due to their contingent interest and, as a result our net proceeds were $826,000. After deducting the net book value of the property of $309,000, plus the asset retirement obligation assumed by the unrelated purchaser of $16,000, we recognized a gain of approximately $533,000. We expect to periodically evaluate our portfolio of properties and sell additional properties if we believe a sale can be completed on terms that provide attractive returns.

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We had no revenues for the first quarters of 2013 and 2012, due to low natural gas prices which resulted in all wells in the field being shut-in since June 2011.

Presented below is a summary of operating costs for the quarters ended March 31, 2012 and 2013:

	2012	2013

Related party- cost of production	$—	$—

Unrelated parties:
Compressor rental	—	—

Pumper costs	—	—

Transportation	—	—

Property taxes	1,392	1,275
Land rent, utilities, repairs and other	2,268	2,268

Total unrelated party costs	3,660	3,543

Total	$3,660	$3,543

Depreciation expense related to the gas gathering system was $11,055 for the first quarter of both 2012 and 2013.

In July 2011, we acquired the entire field of coal bed methane wells as part of our $11 million acquisition. While these wells are not economic at current prices being received for natural gas related to the production capability from the existing geologic formation, we have geologic and engineering data that suggest gas reserves exist on these properties by drilling new wells and/or recompleting the existing wells to several new geologic formations. We expect to further evaluate these properties and, if warranted, execute our development plans within the next three years is seeking to exploit the value of the properties and the gas gathering system. As of March 31, 2013, the capitalized cost of the coal bed methane leases is $248,295 and the net capitalized cost of the gas gathering system is $178,252. As of March 31, 2012, the capitalized cost of the coal bed methane leases is $314,336 and the net capitalized cost of the gas gathering system is $222,471.

General and Administrative

Presented below is a summary of general and administrative expenses for the quarters ended March 31, 2012 and 2013:

	2012	2013	Change

Director fees	$30,000	$450	$(29,550)
Investor relations	45,804	30,897	(14,907)
Legal, auditing and transfer agent	49,080	30,590	(18,490)
Accounting, financial reporting and rent- related party	35,750	750	(35,000)
Consulting fees:
Related parties	75,000	30,000	(45,000)
Unrelated parties	71,445	—	(71,445)
Other administrative expense	13,546	21,370	7,824
Depreciation	143	285	142

Total general and administrative expenses	$320,768	$114,342	$(206,426)

General and administrative expenses decreased by $206,426 in 2013 compared to 2012, primarily due to an effort by management to cut costs. The management has provided accounting services and all needed administrative services for compliance with regulatory agencies and no cost to the Company. In addition, we had no acquisition costs or due diligence costs for the quarter 2013.

The monthly charge of $10,000 under an agreement with DNR, whereby executive level expertise is provided for our existing and prospective oil and properties. The total monthly charge under the operating agreement is $18,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

Income (loss) from operations

Income from operations for the first quarter of 2012 was $292,588 compared to a loss of $66,512 for the first quarter of 2013. The decrease in income was primarily due to the 2012 gain on sale of oil and gas properties of $533,000 in 2012, as well as the items discussed above relating to the oil and natural gas operations, gas gathering activities, and general and administrative expenses.

Interest Expense

Interest expense increased from $25,496 in the first quarter of 2013 to $17,845 in the first quarter of 2012, an increase of $7,651. This increase was primarily due to an increase in borrowing in March and September 2012.

Liquidity and Capital Resources

We had a working capital deficit as of March 31, 2013 of $2,027,673, compared to a working capital deficit of $1,938,752 at December 31, 2012. The $90,000 increase in our working capital deficit resulted from an advance from the CFO of $40,000, accrued interest payable $19,000, amounts due to DNR for operating and the cost of the drilling of the Kansas well of $154,000. These were off-set by the reduction of other accrued expenses that were paid of $75,000 and an increase in our current assets of $74,000 during the three month period ending March 31, 2013.

We generated positive operating cash flow of $136,263 for the first quarter of 2013 compared to operating cash flow of approximately $78,455 for the first quarter of 2012. The net increase in operating cash flow of $57,808 was due to a number of different factors both positive and negative. We had decrease of our income by $366,905 with a net loss of $92,007 in the first quarter of 2012 compared to net income of $274,898 in the first quarter of 2012, We had an increase in depreciation, depletion, amortization and accretion of $41,637, and changes in working capital of an increase in cash flow of $45,377. The aggregate impact of amounts that improved our operating cash flow in the first quarter of 2012 compared to the first quarter of 2012 totaled $589,907, and this amount was partially offset by a $532,099 net of gains attributable to investing activities.

For the first quarter of 2013, we used $179,616 of cash flows related to investing activities for capital expenditures. For the first quarter of 2012, we generated net proceeds of approximately $826,000 from the sale of a 100% working interest in an oil and gas property. We realized a gain of approximately $533,000 on the sale of this property. The proceeds from the sale of oil and gas properties were partially offset by capital expenditures of $617,000, of which approximately $598,000 was acquisition costs paid to a related party for the group of properties that we acquired in the third quarter of 2011.

For the first quarter of 2013, we had net borrowings of approximately $40,000. These funds were needed to fund current bills and were provided by the CFO. For the first quarter of 2012, our financing activities generated net cash proceeds of $125,000 as we borrowed $375,000 and repaid borrowings of $250,000. The borrowings of $375,000 during the first quarter of 2012 provide for interest at 12.0% and a due date in March 2013.

Effective April 26, 2013, our board of directors declared a semi-annual cash dividend due on our Series A-1 convertible preferred stock. The dividend was payable to preferred holders of record on April 1, 2013 and is not reflected as a payable on our balance sheet as of March 31, 2013. The payment of this dividend will be reflected as a financing activity on our cash flow statement for the second quarter of 2013.

During the first quarter 2013 we participated in drilling a well in Kansas in which we have a 20% working interest and have $133,407 of costs as of March 31, 2013. The costs are carried as part of proved properties on the balance sheet as a well in progress. We do not have detailed information regarding the results of the well as of May 15, 2013. We have the entire cost paid as of April 29, 2013.

As of March 31, 2013, we had cash and equivalents of approximately $4,000 and approximately $250,000 in receivables due from oil and natural gas operations in the next 60 days. Based on the current prices received from the sale of our oil and natural gas, the cash flows may not be adequate to cover all of our operating, general, administrative and interest costs. We have a commitment for a $1,000,000 loan that we closed on April 29, 2013 and will be due May 31, 2014. We have negotiated an extension on its two promissory notes that are unsecured to be extended to March 31, 2015 with a new interest rate of 7.5%. We also expect to evaluate acquisitions that are consistent with our business objective of acquiring interests in traditional oil and gas ventures, and seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas.

In order to execute our plan to acquire additional interests in oil and gas properties that meet our objectives, we need additional financing. From the time we acquired our existing properties in the third quarter of 2011, we have sold our interests in some of those properties, which resulted in aggregate net proceeds from two sales of $5,927,000, which was used to repay acquisition indebtedness. We intend to only sell properties that can be liquidated for an attractive premium and there can be no assurance that we will continue to generate any proceeds from the sale of our properties.

We are currently in preliminary discussions with lenders that have expressed an interest in providing a line of credit that would be secured by our oil and gas properties. There is no assurance that we will be successful in attracting a lender or that the amount of any financing will be sufficient to execute our business plan for 2013. In addition we are in negotiations with Preferred A-1 shareholders to restructure in an effort to improve our cash flow and balance sheet. There is no assurance that any or all of the Preferred A-1 shareholders will approve a transaction that management will present.

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

Contractual Obligations and Commercial Commitments

As of March 31, 2013, we have future minimum lease payments of approximately $7,000. This amount is payable during the years ending March 31, 2014, 2015, 2016, 2017 and after 2017 in the amounts of $1,000, $1,000, $1,000, $1,000, and $2,000, respectively.

Off-Balance Sheet Arrangements

In connection with the related party acquisition of oil and gas properties in the third quarter of 2011, we acquired interests in certain geologic zones of the properties. The Colorado and Kansas properties provide for additional consideration that is payable to the related party sellers if proved producing reserves are increased relating to these properties through drilling or recompletion activities over a period of ten years after the closing date. First to the extent that oil reserves increase, the sellers are entitled to additional consideration of $250,000 for each increase of 20,000 net barrels. Second, to the extent that oil and gas prices increase, the sellers are entitled to additional consideration as the targeted price thresholds are exceeded for periods of 61 days. The increase in purchase price for the Kansas and Colorado properties is limited to a maximum of $5 million.

The acquired properties that are located in Wyoming and Montana provide a similar formula as used for the Colorado and Kansas properties that could result in an obligation for additional purchase consideration to the extent that we perform future drilling or recompletion activities in formations that were not producing as of the September 29, 2011 closing date. Furthermore, if we sell properties where reserves have been proved up through drilling or recompletion, the sellers have retained an interest of 70% in the net sales proceeds (after we receive a recovery of 125% of the original purchase allocation in the amended and restated purchase agreement). The increase in purchase price for all properties (Colorado, Kansas, Wyoming and Montana) is limited to a maximum of $25 million.

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

Item 4 - Controls and Procedures

As of March 31, 2013, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2012, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, and (iii) our controls over financial statement disclosures were determined to be ineffective.

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

Item 1A - Risk Factors.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 19, 2013. The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

None

Ite m 3 - Defaults upon Senior Securities.

None

Item 4 - Mine Safety Disclosures.

Not Applicable

Item 5 - Other Information.

None

Ite m 6 - Exhibits

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

By:	/s/ Nicholas L. Scheidt, CEO
Nicholas L. Scheidt, Principal Executive Officer
Dated: May 20, 2013

By:	/s/ Donald W. Prosser, CFO
Donald W. Prosser, Principal Financial and Accounting Officer
Dated: May 20, 2013