Form 10-Q
period 2013-09-30
ARETE INDUSTRIES INC
filed 2013-11-14
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

As of November 12, 2013, the Registrant had 13,451,466 shares of common stock issued and outstanding.

ARÊTE INDUSTRIES, INC.

Part 1—FINANCIAL INFORMATION

Item 1—Financial Statements

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2012 and September 30, 2013

	2012	2013
ASSETS
Current Assets:
Cash and equivalents	$6,921	$7,390
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	87,989	240,982
Other	61,243	72,721
Prepaid expenses and other	61,034	30,868

Total Current Assets	217,187	351,961

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	9,389,245	9,663,712
Unevaluated properties	314,336	314,336
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522

Total property and equipment	10,168,298	10,442,765
Less accumulated depreciation, depletion and amortization	(1,499,284)	(2,015,788)

Net Property and Equipment	8,669,014	8,426,977

TOTAL ASSETS	$8,886,201	$8,778,938

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2012 and September 30, 2013

	2012	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Oil and gas property acquisition costs	$250,000	$250,000
Gas gathering operating costs	436,403	436,403
Operator fees and other	159,748	141,748
Unrelated parties	92,943	39,553
Notes and advances payable - current portion:
Directors and affiliates	508,991	926,638
Unrelated parties	250,000	625,000
Accrued interest expense	48,359	52,261
Director fees payable in common stock	33,615	35,415
Accrued consulting services payable in common stock	42,000	42,000
Current portion of asset retirement obligations	78,140	112,804
Other accrued costs and expenses	255,740	111,478

Total Current Liabilities	2,155,939	2,773,300

Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	250,000	250,000
Notes and advances payable, net of current portion:
Directors and affiliates	—	150,000
Unrelated parties	—	150,000
Asset retirement obligations, net of current portion	569,128	584,498

Total Long-Term Liabilities	819,128	1,134,498

Total Liabilities	2,975,067	3,907,798

Commitments and Contingencies (Notes 3, 4, and 10)
Stockholders’ Equity:
Convertible Series A preferred stock; $10,000 face value per
Series 1; authorized 30,000 shares, issued and outstanding 522.5 shares in 2012 and 10 shares in 2013, liquidation preference of $5,420,938 in 2012 and $30,303 in 2013	4,987,326	95,451
Series 2; authorized 2,500 shares, no shares issued and outstanding in 2012 and 2013	—	—
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 7,979,801 in 2012 and 13,451,466 in 2013	17,151,097	21,410,972
Accumulated deficit	(16,227,289)	(16,635,283)

Total Stockholders’ Equity	5,911,134	4,871,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,886,201	$8,778,938

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters and the Nine Months Ended September 30, 2012 and 2013

	Quarter Ended September 30,		Nine-Months Ended September 30,
	2012	2013	2012	2013
Revenues:
Oil and natural gas sales	$645,069	$664,206	$1,680,464	$1,638,218
Royalty Revenues	—	553	—	533
Sale of oil and natural gas properties	—	27,500	533,048	28,449

Total revenues	645,069	692,259	2,213,512	1,667,200

Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	188,483	187,126	590,136	528,526
Production taxes	57,023	58,586	141,349	135,451
Depreciation, depletion, amortization and accretion	258,121	209,611	594,957	532,946
Gas gathering:
Operating expenses	4,561	3,543	11,881	11,228
Depreciation	11,055	11,055	33,165	33,165
General and administrative expenses:
Director fees	1,875	450	61,875	1,800
Investor relations	68,439	10,922	198,470	86,349
Legal, auditing and professional services	54,209	21,580	131,851	118,470
Consulting and executive services:
Related parties	35,750	30,750	352,250	92,250
Unrelated parties	55,782	—	132,286	—
Other administrative expenses	23,060	3,653	65,856	44,215
Depreciation	142	142	427	427

Total operating expenses	758,500	537,418	2,314,503	1,584,827

Operating income (loss)	(113,431)	154,841	(100,991)	82,373
Other income (expense):
Interest income	5	—	225	1
Interest expense	(14,280)	(36,693)	(46,681)	(98,493)

Income (loss) before income taxes	(127,706)	118,148	(147,447)	(16,119)
Income tax benefit (expense)	—	—	—	—

Net income (loss)	$(127,706)	$118,148	$(147,447)	$(16,119)

Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$(127,706)	$118,148	$(147,447)	$(16,119)
Redemption of preferred stock	—	106,661	—	3,160,026
Accrued preferred stock dividends	(195,937)	(3,750)	(587,812)	(209,063)

Net income (loss) applicable to common stockholders	$(323,643)	$221,059	$(735,259)	$2,934,844

Earnings Income (Loss) Per Share Applicable to Common Stockholders:
Basic	$(0.04)	$0.02	$(0.09)	$0.30

Diluted	$(0.04)	$0.02	$(0.09)	$0.22

Weighted Average Number of Common Shares Outstanding:
Basic	7,980,000	13,400,000	7,845,000	9,850,000

Diluted	7,980,000	13,451,466	7,845,000	13,451,466

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2013

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, December 31, 2012	522.5	$4,987,326	7,979,801	$17,151,097	$(16,227,289)	$5,911,134
Issuance of common stock for fees			45,000	18,000		18,000
Conversation of Series A-1
Preferred Stock	(512.5)	(4,891,875)	5,426,665	4,241,875		(650,000)
Preferred dividend paid					(391,875)	(391,875)
Net loss	—	—	—	—	(16,119)	(16,119)

Balances, September 30, 2013	10.0	$95,451	13,451,466	$21,410,972	$(16,635,283)	$4,871,140

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2013

	2012	2013
Cash Flows from Operating Activities:
Net income (loss)	$(147,447)	$(16,119)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	600,762	516,502
Accretion of discount on asset retirement obligations	27,788	50,034
Gain on sale of oil and gas properties	(533,048)	(28,449)
Common stock issued in exchange for services	246,942	18,000
Common stock issued in exchange for accrued interest	10,462	—
Changes in operating assets and liabilities:
Accounts receivable	(159,594)	(164,471)
Prepaid expenses and other	88,282	30,166
Accounts payable	(201)	(71,389)
Accrued costs and expenses	(6,557)	(138,558)

Net cash provided by (used in) operating activities	127,389	195,716

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(843,731)	(274,467)
Proceeds from sale of oil and gas properties	1,108,709	28,449
Contingent consideration paid to DNR under sharing arrangement	(282,704)	—

Net cash provided by (used in) investing activities	(17,726)	(246,018)

Cash Flows from Financing Activities:
Proceeds from notes and advance payable	825,000	1,041,920
Principal payments on notes payable	(264,619)	(549,274)
Payment of dividends on preferred stock	(391,875)	(391,875)
Redemption of preferred stock	—	(50,000)
Payment of preferred stock offering costs	(50,000)	—

Net cash provided by (used in) financing activities	118,506	50,771

Net decrease in cash and equivalents	228,169	469
Cash and equivalents, beginning of period	219,566	6,921

Cash and equivalents, end of period	$447,735	$7,390

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$86,827	$84,581

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Payable to DNR for acquisition of oil and gas properties	$250,000	$—

Asset retirement obligations assumed upon sale oil and gas properties	$16,411	$—

Increase in oil and gas properties due to revision of asset retirement obligations	$26,437	$—

Series A-1 Preferred Stock Dividend Payable	$391,875	$—

Conversion of Series A-1 Preferred Stock to Notes Payable	$—	$600,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1. Organization and Nature of Operations

Arête Industries, Inc. (“Arête” or the “Company”), is a Colorado corporation that was incorporated on July 21, 1987. The Company owns 100% of Arete Energy, Inc. which is an inactive subsidiary that has no assets, liabilities or operations. Arête has operated a natural gas gathering system in Wyoming since 2006 and on July 29, 2011 the Company purchased oil and natural gas properties in Colorado, Montana, Kansas, and Wyoming.

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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2012 and September 30, 2013, and the results of operations, changes in stockholders’ equity, and cash flows for the nine months and quarters ended September 30, 2012 and 2013. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company’s 2012 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K.

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Earnings per share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series 1 preferred stock that is convertible into common stock at an exchange price of $3.30 per common share. As of September 30, 2013, the convertible preferred stock had an aggregate liquidation preference of $30,303 and was convertible to 133,333 shares of common stock. These shares were excluded from the earnings per share calculation because it was anti-dilutive to assume conversion at the beginning of the quarter, which would have eliminated preferred dividends from the earnings per share calculation.

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

September 30, 2013

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

4. Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $8.4 million which expire in 2018 through 2032. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the nine months ended September 30, 2013 and 2012, the Company did not recognize any income tax benefit due to the valuation allowance.

5. Stock transactions and preferred stock dividends

During the nine months ended September 30, 2013, the Company issued 45,000 shares of common stock for payment of fees accrued to a consultant. The Board of Directors declared a semi-annual dividend payable to Series A-1 preferred shareholders of record as of March 31, 2013 of $391,875 paid on April 28, 2013.

Effective June 28, 2013, several holders of the Company’s 15% Series A1 Convertible Preferred Stock (“Series A1 Preferred Stock”) elected to convert shares of such stock into the Company’s common stock at a redemption price of $0.75 per common share. In connection with those redemptions all such holders agreed to waive all dividend rights on their shares of Series A1 Preferred Stock subsequent to March 30, 2013. Information regarding the conversions is set forth below.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Name of Holder	Number of Shares of Series A1 Preferred Stock Converted	Number of Common Shares Issued
Burlingame Equity Investors II, LP	16	100,800
Burlingame Equity Investors Master Fund, LP	184	1,159,200
Charles B. Davis*	100	1,333,333
Tucker Family Investments LLLP	25	333,333
Mark Venjohn	10	133,333
Pete Haman	35	466,667
Nicholas L. Scheidt*	100	1,333,333
Michael J. Finney	5	66,667
William and Sara Kroske	2.5	33,333
Michael A. Geller	10	133,333
John H. Rosasco	10	133,333
Lyon Oil & Gas Company	10	133,333
T P Furlong	5	66,667

*	Executive Officer and Director of the Company

In addition, in connection with the conversions of Series A1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company also entered into transactions with these entities in exchange for cash consideration, promissory notes and cancellation of certain Series A1 Preferred Shares.

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

The redemption of Series A-1 Preferred Stock on the earning per share applicable to common stockholders was calculated as the difference between the fair market value of common shares received on June 28, 2013 and the cost of the Series A-1 Preferred Stock redeemed.

6. Contracts Payable

The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 800,000 shares of common stock valued at $500,000. The contract was for a period of three years and the fair value of the services were amortized ratably over the service period. Accordingly, the Company recognized a charge to investor relations expense of $125,000 and $27,778 for the nine months ended September 30, 2012 and 2013, respectively.

7. Notes and advances payable

Notes payable consist of the following as of December 31, 2012 and September 30, 2013:

	2012	2013
Officers, directors and affiliates:
Notes and advances payable, interest at 8.0%, due on demand	$12,882	$14,234
Notes and advances payable, interest at 9.7%, due on demand	85,000	85,000
Note payable, interest at 7.5%, due March 2015	150,000	150,000
Collateralized note payable (see below)	261,109	827,404

Total officers, directors and affiliates	508,991	1,076,638
Less: Current portion of officers, directors, and affiliates	508,991	926,638

Long-term portion of officers, directors, and affiliates	$—	$150,000

Unrelated parties:
Notes payable, interest at 7.5%, due March 2015	250,000	225,000
Notes payable, interest at 7.0%, due July 2014	—	44,000
Notes payable, interest at 7.0%, due July 2014	—	506,000

Total unrelated parties	250,000	775,000
Less: Current portion of unrelated parties	250,000	625,000

Long-term portion of unrelated parties	$—	$150,000

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

On September 29, 2012, the Company borrowed $425,000 from an affiliate of a stockholder and director under a note agreement that provides for interest at the stated annual rate of 12% (and an effective annual rate of 17.8%) with unpaid principal and interest due on March 29, 2013. The outstanding principal balance as of March 31, 2013 was $261,109 and was paid in full April 29, 2013.

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of September 30, 2013 was $827,404.

All of the notes payable shown above are unsecured, except the Apex note. Accrued interest on notes and advances payable amounted to $48,359 as of December 31, 2012 and $52,261 as of September 30, 2013.

8. Asset retirement obligations (ARO)

A reconciliation of the Company’s asset retirement obligations for the quarter ended March 31, 2013, is as follows:

Balance, December 31, 2012	$647,268
Liabilities incurred	—
Accretion expense	50,034
Revisions to estimate	—

Balance, September 30, 2013	697,302
Less current asset retirement obligations	(112,804)

Long-term asset retirement obligations	$584,498

9. Related Party Cost Reductions

In connection with the property acquisition agreement entered into in the third quarter of 2011 with DNR Oil & Gas, Inc. (“DNR”), the Company executed an operating agreement whereby DNR provides services to operate all of the properties acquired by the Company for a monthly fee of $23,000. DNR is an affiliate of Charles B. Davis, an Executive Officer and Director of the Company. The operating agreement expired on March 31, 2012 and renews on a month to month basis. Based on operator costs for the properties prior to the Company’s acquisition, approximately $8,000 per month is included in lease operating expenses and $15,000 per month is included in related party consulting fees in the accompanying Consolidated Statements of Operations for the first quarter of 2012. Effective July 1, 2012, the monthly operator fee was reduced to $18,000 per month, of which $8,000 per month is included in lease operating expense and the remaining $10,000 per month is included in related party consulting fees.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Effective July 1, 2012 the Company reduced the amount paid for director fees and other related party consulting arrangements. Presented below is a comparison of the impact of related party cost reductions for the nine months ended September 30, 2012 compared to the same period for 2013:

	Nine Months Ended:
	9/30/12	9/30/13	Reduction
Fees payable in cash:
Operator fees	$192,000	$162,000	$30,000
Consulting fees	30,000	—	30,000
Fees payable in shares of common stock:
Director fees	61,875	1,800	60,075
Consulting fees	90,000	—	90,000

If these cost reductions had not been implemented for the nine months ended September 30, 2013, the Company’s net income applicable to common stockholders would have decreased from $2,934,849 to $2,724,769 and net income per share applicable to common stockholders would have decreased from $0.30 to $0.28.

10. Subsequent events

During the first quarter 2013 the Company drilled a well in Kansas in which it has a 20% working interest and had net carrying cost of $34,261 as of September 30, 2013. The costs are carried as part of proved properties on the balance sheet as a well in progress. The Company has information as to the results of the well as of November 6, 2013, and results have been evaluated by the 50% working interest owner with a primary evaluation to be a dry hole.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended, December 31, 2012. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise

General Overview

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

Revenue Recognition

We record revenue from the sale of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we will record revenue for our share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at September 30, 2013 were not material.

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

Stock-based Compensation

We have not granted any stock options or warrants during the nine months ended September 30, 2012 and 2013, and no options or warrants were outstanding at any time during 2012 and 2013. We issued shares of common stock for services performed by officers, directors and unrelated parties during 2013 and we expect to issue 45,000 shares for directors and consulting fees. We recorded these transactions based on the value of the services or the value of the common stock, whichever was more readily determinable.

Results of Operations for the Quarters Ended September 30, 2012 and 2013

To date, inflation has not had a material impact on our operations. Presented below is a discussion of our results of operations for the quarters ended September 30, 2012 and 2013.

Oil and Gas Producing Activities

During the third quarter of 2011, we entered into a purchase and sale agreement which resulted in our acquisition of producing oil and gas properties in Wyoming, Colorado, Kansas and Montana. Presented below is a summary of our oil and gas operations for the quarters ended September 30, 2012 and 2013:

	2012	2013
Oil Sales	$562,001	$550,330
Natural Gas Sales	83,068	113,876
Royalty Revenues	—	553
Sale of Oil & Natural Gas Properties	—	27,500

Total Revenue	645,069	692,259
Production Taxes	(57,023)	(58,586)
Lease Operating Expense	(188,483)	(187,126)
Depreciation, depletion, amortization and accretion	(258,121)	(209,611)

Net	$141,442	$236,936

Net barrels of oil sold	8,470	5,736
Net mcf of gas sold	22,060	21,853
Average price for oil (bbl)	$66.35	$95.95

Average price for gas (mcf)	$3.77	$5.21

Lease operating expense per BOE	$15.52	$19.95

DD&A per BOE	$21.25	$22.35

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average oil price for the third quarter of 2013 was $95.95 per barrel but ranged from a low of $93.72 for September and a high of $98.72 for August. The average oil price for the third quarter of 2012 was $66.35 per barrel but ranged from a low of $59.01 for September to a high of $75.22 for August. The oil revenue for the third quarter 2013 was down compared to the same quarter 2012. Although we received a higher average oil price for the 2013 third quarter of $29.60 per barrel. The average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $5.21 per Mcf for the third quarter of 2013 which was an increase of $1.44 per Mcf and an increase of 28% for the quarter over the same period 2012.

Production taxes were approximately 8% of our oil and gas sales for the third quarters of 2013 and 2012. Lease operating expense averaged for the nine months ended September 30, 2013 $19.95 per BOE, whereby six Mcf of gas are equal to one barrel of oil. Lease operating expense averaged $15.52 per BOE for the same period 2012. Many of the wells included in our 2011 acquisition have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred. For the third quarter of 2013, we incurred approximately $85,400 for workovers, well service units and repairs which accounted for approximately $9.11 per BOE of our lease operating expenses that was capitalized based on increased production the wells. For the third quarter of 2012, we incurred approximately $45,500 for workovers, well service units and repairs which accounted for approximately $3.74 per BOE that were capitalized.

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

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We had no revenues for the third quarters of 2013 and 2012, due to low natural gas prices which resulted in all wells in the field being shut-in since June 2011.

Presented below is a summary of operating costs for the quarters ended September 30, 2012 and 2013:

	2012	2013
Related party- cost of production	$—	$—

Unrelated parties:
Compressor rental	—	—
Pumper costs	—	—
Transportation	—	—
Property taxes	1,392	1,275
Land rent, utilities, repairs and other	3,169	2,268

Total unrelated party costs	4,561	3,543

Total	$4,561	$3,543

Depreciation expense related to the gas gathering system was $11,055 for the third quarter of both 2012 and 2013.

General and Administrative

Presented below is a summary of general and administrative expenses for the quarters ended September 30, 2012 and 2013:

	2012	2013	Change
Director fees	$1,875	$450	$(1,425)
Investor relations	68,439	10,922	(57,517)
Legal, auditing and transfer agent	54,209	21,580	(32,629)
Consulting fees:
Related parties	35,750	30,750	(5,000)
Unrelated parties	55,782	—	(55,782)
Other administrative expense	23,060	3,653	(19,407)
Depreciation	142	142	(—)

Total general and administrative expenses	$239,257	$67,497	$(171,760)

General and administrative expenses decreased by $171,760, primarily due to an effort by management to cut costs. Our management has provided accounting services and all needed administrative services for regulatory compliance and no cost to the Company. In addition, we had no acquisition costs or due diligence costs for the third quarter 2013.

The monthly charge of $10,000 under an agreement with DNR, a related party, whereby executive level expertise is provided for our existing and prospective oil and properties. The total monthly charge under the operating agreement is $18,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

Income from operations

Income from operations for the third quarter of 2013 was $154,841 compared to a loss of $(113,431) for the third quarter of 2012. The improvement was primarily due to the $171,760 savings in general and administrative expenses (see above) and increased revenue of $47,190.

Interest Expense

Interest expense increased to $36,693 in the third quarter of 2013 from $14,280 in the third quarter of 2012, an increase of $22,413. This increase was primarily due to an increase in borrowing that in the second quarter of 2013 and payments of approximately $255,000 to reduce the debt in the third quarter of 2013.

Results of Operations for the Nine-Months Ended September 30, 2012 and 2013

To date, inflation has not had a material impact on our operations. Presented below is a discussion of our results of operations for the nine-months ended September 30, 2012 and 2013.

Oil and Gas Producing Activities

As discussed above, during the third quarter of 2011, we entered into a purchase and sale agreement which resulted in our acquisition of producing oil and gas properties in Wyoming, Colorado, Kansas and Montana Presented below is a summary of our oil and gas operations for the nine months ended September 30, 2012 and 2013:

	2012	2013
Oil Sales	$1,423,320	$1,308,228
Natural Gas Sales	257,144	329,990
Royalty Revenues	—	533
Sale of Oil & Natural Gas Properties	533,048	28,449

Total Revenue	2,213,512	1,667,200
Production Taxes	(141,349)	(135,451)
Lease Operating Expense	(590,136)	(528,526)
Depreciation, depletion, amortization and accretion	(594,957)	(532,946)

Net	$887,070	$470,277

Net barrels of oil sold	19,035	15,116
Net mcf of gas sold	65,380	64,258
Average price for oil (bbl)	$74.77	$86.55

Average price for gas (mcf)	$3.93	$5.13

Lease operating expense per BOE	$19.72	$20.46

DD&A per BOE	$19.88	$20.64

Our oil sales were primarily attributable to our properties in Kansas and Wyoming. The average oil price for the first nine-months of 2013 was $86.55 per barrel. The average oil price for the first nine-months of 2012 was $74.77 per barrel. The oil revenue for the first nine months of 2013 was down compared to the same period 2012, due to depletion on production of our wells. We received a $11.78 higher average oil price in 2013. Our average natural gas price, including proceeds from sales of natural gas liquids, amounted to $5.13 per Mcf for the first nine months of 2013. Our average natural gas price, including proceeds from sales of natural gas liquids, amounted to $3.93 per Mcf for the first nine months of 2012.

Production taxes were approximately 8% of our oil and gas sales for the nine months ended September 30, 2013 and 2012. Lease operating expense averaged $20.46 per BOE. The lease operating expense for nine months ended, September 30, 2012 averaged $19.72 per BOE for the same period 2012. Many of the wells included in our acquisition have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred. For the nine months ended September 30, 2013, we incurred approximately $164,400 for workovers, well service units and repairs, which accounted for approximately $6.37 per BOE of our lease operating expenses that was capitalized based on increased production the wells. For the nine months ended September 30, 2012, we incurred approximately $142,500 for workovers, well service units and repairs which accounted for approximately $4.76 per BOE that were capitalized.

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

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We had no revenues for the nine months ended of 2013 and 2012, due to low natural gas prices which resulted in all wells in the field being shut-in since June 2011.

Presented below is a summary of operating costs for the nine-months ended September 30, 2012 and 2013:

	2012	2013
Related party- cost of production	$—	$—

Unrelated parties:
Compressor rental	—	—
Pumper costs	—	—
Transportation	—	—
Property taxes	4,178	3,825
Land rent, utilities, repairs and other	7,703	7,403

Total unrelated party costs	11,881	11,228

Total	$11,881	$11,228

The reductions in related party cost of production, and unrelated party expenses for compressor rental, pumper costs and transportation during 2012 were primarily due to the decision to shut-in the coal bed methane properties in June 2011 which allowed us to substantially eliminate these costs for the remainder of 2011 and the first nine-months of 2012 and 2013. Depreciation expense related to the gas gathering system was $33,165 for the first nine-months of both 2012 and 2013.

In July 2011, we acquired the entire field of coal bed methane wells as part of our $11 million property acquisition. While these wells are not economic at current prices being received for natural gas related to the production capability from the existing geologic formation, we have geologic and engineering data that suggest substantial gas reserves exist on these properties by drilling new wells and/or recompleting the existing wells to several new geologic formations. We expect to further evaluate these properties and, if warranted, execute our development plans within the next three years seeking to exploit the value of the properties and the gas gathering system. As of September 30, 2013, the capitalized cost of the coal bed methane leases is $93,512 and the net capitalized cost of the gas gathering system is $156,142. As of September 30, 2012, the capitalized cost of the coal bed methane leases is $248,295 and the net capitalized cost of the gas gathering system is $203,361.

General and Administrative

Presented below is a summary of general and administrative expenses for the nine months ended September 30, 2012 and 2013:

	2012	2013	Change
Director fees	$61,875	$1,800	$(60,075)
Investor relations	198,470	86,349	(112,121)
Legal, auditing and transfer agent	131,851	118,470	(13,381)
Consulting and executive services:
Related parties	352,250	92,250	(260,000)
Unrelated parties	132,286	—	(132,286)
Other administrative expenses	65,856	44,215	(21,641)
Depreciation	427	427	—

Total general and administrative expenses	$943,015	$343,511	$(599,504)

General and administrative expenses decreased by $599,504 for the first nine months of 2013 compared to 2012, primarily due to decreases in directors’ fees of $60,075, investor relations of $112,121, legal, auditing, and transfer agent of $13,381, consulting and executive services with related parties of $260,000, unrelated party consulting fees of $132,286, and other administrative costs of $21,641.

The monthly charge of $10,000 under an agreement with DNR, whereby executive level expertise is provided for our existing and prospective oil and properties. The total monthly charge under the operating agreement is $18,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

Income (loss) from operations

Income from operations for the first nine-months of 2013 was $82,373 compared to (loss) from operations of $100,991 for the first nine-months of 2012. The improvement of $183,364 was primarily due to the reduction in items discussed above relating to the oil and natural gas operations, gas gathering activities, and general and lower administrative expenses, less the net gain on sale of oil and gas properties of $504,599 between the amounts for the nine months ended September 30, 2013 and 2012.

Interest Expense

Interest expense increased from $46,681 in the first nine months of 2012 to $98,493 in the first nine months of 2013, an increase of $51,812. This increase was due to higher weighted average borrowings in the first nine months of 2013.

Liquidity and Capital Resources

We had a working capital deficit as of September 30, 2013 of $2,421,339, compared to a working capital deficit of $1,938,752 at December 31, 2012. The approximately $483,000 increase in our working capital deficit resulted from a combination of new debt of a $1,000,000 in current liabilities, small decease in working capital of approximately $35,000, and the restructure of $400,000 of existing debt to long-term and a long-term note of $600,000 as part of the redemption of the preferred stock.

We had cash flow provided by operating activities of $195,716 for the first nine months of 2013 compared to operating cash flow of $127,389 for the same period of 2012. The net increase in operating cash flow of $68,327 was due to a number of different factors both positive and negative. We had a increase of our income by $131,328 with a net loss of $16,119 in the nine months ended September 30, 2013 compared to net loss of $147,447 in the nine months ended September 30, 2012, We had a decrease in depreciation, depletion, amortization and accretion of $72,014, and changes in working capital of a decrease in cash flow of $115,997.

For the nine months ended September 30, 2013, we used $246,018 of cash flows related to investing activities for capital expenditures. For the nine months ended September 30, 2012, we generated net proceeds of approximately $826,000 from the sale of a 100% working interest in an oil and gas property. We realized a gain of approximately $533,000 on the sale of this property. The proceeds from the sale of oil and gas properties were partially offset by capital expenditures of $843,000.

For the nine months ended September 30, 2013 our financing activities generated net cash of $50,771, we had net borrowings of approximately $1,041,920. These funds were needed to fund current bills, Preferred Stock dividend, Preferred Stock redemption, debt payments. These funds were provided by related parties. For the nine months ended September 30, 2012, our financing activities generated net cash of $118,506 as we borrowed $825,000 and repaid borrowings of $264,619, paid the Series A-1 Preferred Stock dividend of $391,875, and offering costs of $50,000.

During the nine months ended September 30, 2013, the Company issued 45,000 shares of common stock for payment of fees. The Board of Directors declared the semi-annual dividend payable to Series A-1 Preferred shareholders of record as of March 31, 2013. The Board of Directors declared the Series A-1 Preferred dividend of $391,875 on April 26, 2013 and paid in cash on April 28, 2013.

Effective June 28, 2013, several holders of the Company’s 15% Series A1 Convertible Preferred Stock elected to convert shares of such stock into the Company’s common stock at a redemption price of $0.75 per common share. In connection with these redemptions all such holders agreed to waive all dividend rights on their shares of Series A1 Preferred Stock subsequent to March 30, 2013. Information regarding the conversions is set forth below:

Name of Holder	Number of Shares of Series A1 Preferred Stock Converted	Number of Common Shares Issued
Burlingame Equity Investors II, LP	16	100,800
Burlingame Equity Investors Master Fund, LP	184	1,159,200
Charles B. Davis*	100	1,333,333
Tucker Family Investments LLLP	25	333,333
Mark Venjohn	10	133,333
Pete Haman	35	466,667
Nicholas L. Scheidt*	100	1,333,333
Michael J. Finney	5	66,667
William and Sara Kroske	2.5	33,333
Michael A. Geller	10	133,333
John H. Rosasco	10	133,333
Lyon Oil & Gas LLC	10	133,333
TP Furlong	5	66,667

*	Executive Officer and Director of the Company

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

During the first quarter 2013 the Company drilled a well in Kansas in which it has a 20% working interest and had net carrying cost of $34,261 as of September 30, 2013. The costs are carried as part of proved properties on the balance sheet as a well in progress. The Company has information as to the results of the well as of November 6, 2013 and results have been evaluated by the 50% working interest owner with a primary evaluation to be a dry hole.

As of September 30, 2013, we had cash and equivalents of approximately $7,400 and approximately $310,000 in receivables due from oil and natural gas operations in the next 60 days. Based on the current prices received from the sale of our oil and natural gas, the cash flows may not be adequate to cover all of our operating, general, administrative and interest costs. We also expect to evaluate acquisitions that are consistent with our business objective of acquiring interests in traditional oil and gas ventures, and seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas. However, without financing for these acquisitions they will not be possible.

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

We are currently in discussions with lenders regarding a line of credit that would be secured by our oil and gas properties. There is no assurance that we will be successful in attracting a lender or that the amount of any financing will be sufficient to execute our business plan for 2013 or thereafter.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2013, we have future minimum lease payments of approximately $7,000. This amount is payable during the years ending September 30, 2014, 2015, 2016, 2017 and after 2017 in the amounts of $1,000, $1,000, $1,000, $1,000, $1,000, and $2,000, respectively.

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

Due to consideration retained by the related party sellers from sales of properties through the first quarter of 2012, and $250,000 of consideration payable in December 2012 due to a sustained increase in oil prices over $90 per barrel, the maximum future consideration was reduced by approximately $5.0 million to $20.0 million as of September 30, 2013.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

The Company is a “Smaller Reporting Company” as defined by Rule 229.10 (f)(1) and is not required to provide or disclose the information required by this item.

Item 4—Controls and Procedures

As of September 30, 2013, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, and (iii) our controls over financial statement disclosures were determined to be ineffective.

Further, there were no changes in our internal control over financial reporting during the third fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current, pending, or threatened litigation.

Item 1A—Risk Factors.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3—Defaults upon Senior Securities.

None

Item 4—Mine Safety Disclosures.

Not Applicable

Item 5—Other Information.

None

Item 6—Exhibits

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
Dated: November 14, 2013

By:	/s/ Donald W. Prosser, CFO
Donald W. Prosser, Principal Financial and Accounting Officer
Dated: November 14, 2013