Form 10-K
period 2013-12-31
ARETE INDUSTRIES INC
filed 2014-04-15
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the Fiscal Year Ended December 31, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐(1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 31, 2014, the aggregate market value of the 7,641,552 shares of common stock held by non-affiliates of the Registrant was approximately $2,368,881.

As of March 31, 2014, the Registrant had 12,408,459 shares of common stock issued and outstanding.

Documents Incorporated By Reference - None

(1)	Explanatory Note: The Company is voluntary filer with the Securities & Exchange Commission but it has filed all Exchange Act reports for the preceding 12 months.

Arête Industries, Inc.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (and other documents to which it refers) are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, including, without limitation, the statements specifically identified as forward-looking statements within this Annual Report on Form 10-K. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital availability, terms, expenditures, revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends on our common stock and on our convertible preferred stock, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or board of directors including those relating to possible development of our oil and gas properties, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “may”, “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

•	our ability to alleviate our significant working capital deficit and continue business as a going concern

•	changes in production volumes, worldwide demand and commodity prices for oil and natural gas;

•	changes in estimates of proved reserves;

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	the timing and extent of our success in discovering, acquiring, developing and producing oil and natural gas reserves;

•	our ability to acquire leases, drilling rigs, supplies and services at reasonable prices;

•	risks incident to the drilling and operation of oil and natural gas wells;

•	future production and development costs;

•	the availability of sufficient pipeline and other transportation facilities to carry our production and the impact of these facilities on price;

•	the effect of existing and future laws, governmental regulations and the political and economic climate of the United States of America;

•	changes in environmental laws and the regulation and enforcement related to those laws;

•	the identification of and severity of environmental events and governmental responses to the events;

•	the effect of oil and natural gas derivatives activities; and

•	conditions in the capital markets.

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

On May 25, 2011, we entered into a purchase and sale agreement and other related agreements and documents with Tucker Family Investments, LLLP; DNR Oil & Gas, Inc. which we refer to as DNR; and Tindall Operating Company, which we refer to as Tindall, and collectively we refer to these parties as the Sellers, for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana, which we refer to collectively as the original purchase and sale agreement. DNR is owned primarily by an officer and director of the Company, Charles B. Davis. The consideration for the purchase was determined by bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price was paid in full on September 29, 2011. The Company may be obligated to make additional payments under the amended purchase and sale agreement if the Company increases its proven producing net oil reserves or net gas reserves by drilling or recompletion on certain of the acquired properties in Colorado and Kansas, then the Company will pay $250,000 for every 20,000 bbls or 150,000 mcf increase respectively. If the Nymex prices for oil and/or gas stay above certain thresholds for more than 60 days, the Company will also be required to pay an additional $250,000 as each threshold is exceeded for more than 60 consecutive days. Cumulative payments under the additional purchase price factor for the Colorado and Kansas properties are limited to $5 million. The Company will also make similar payments to the Sellers if the Company increases reserves in the Wyoming and Montana properties, and the Company will make additional payments under a formula by which Sellers and the Company will share proceeds of sales or production from untapped formations on the properties acquired in Wyoming and Montana. Cumulative payments under the additional purchase price factor for the Wyoming and Montana properties are limited to $20 million. The aggregate of all additional purchase price payments from all factors and all states is capped at $25 million. Due to consideration retained by the related party sellers from sales of properties during 2012 and 2013, and $250,000 of consideration payable in December 2012 and an additional $250,000 of contingent consideration due to sustained increases in oil prices over $100 per barrel, the maximum future consideration has been reduced by approximately $5.8 million to $19.2 million as of December 31, 2012.

In the first quarter of 2012, we sold one of our producing properties in Wyoming, which resulted in gross proceeds of approximately $1,109,000. This property was sold to an unrelated purchaser and pursuant to our amended purchase agreement entered into in July 2011, we were required to pay the related party sellers approximately $283,000 of the proceeds due to their contingent interest and, as a result our net proceeds were $826,000. After deducting the net book value of the property of $309,000, plus the asset retirement obligation assumed by the unrelated purchaser of $16,000, we recognized a gain of approximately $533,000. During the fourth quarter of 2013, we sold one of our producing properties in Wyoming, which resulted in gross proceeds of approximately $1,004,000. This property was sold to an unrelated purchaser and pursuant to our amended purchase agreement entered into in September 2013, we were required to pay the related party sellers approximately $554,000 of the proceeds due to their contingent interest and, as a result our net proceeds were $450,000. After deducting the net book value of the property of $163,000, plus the asset retirement obligation assumed by the unrelated purchaser of $31,000, we recognized a gain of approximately $318,000. We received an overriding royalty interest on each of these properties.

Part of our strategy is to monitor the current production of our properties, seek to develop them with infield drilling, and explore sales and purchases of additional leases and operating wells with upside. We are currently evaluating several opportunities for drilling in Wyoming and Colorado. As part of our evaluation we have entered into participating agreements for three wells in Wyoming. The Company has participated as a working interest owner in three horizontal wells to be drilled in Campbell County, Wyoming in the Turner zone. The following is a description of the wells:

1)	The Thielen #1-21 is in Section 21 Township 43N. This well is currently being drilled to a total depth of approximately 15,350 including the lateral. The Company will have an approximate 1.06% working interest.

2)	The Thielen #2-21 is in Section 21 Township 43N. This well is scheduled to be drilled in the summer of 2014 and is planned to be drilled to a total depth of approximately 15,330 feet including the lateral. The Company will have an approximate 1.06% working interest.

3)	The Starlight Federal 28H is located in Section 7, Township 43N. This well is scheduled to be drilled in the first quarter of 2014 and is planned to be drilled to a total depth of approximately 15,310 including the lateral. The Company will have an approximate 0.7025% working interest.

The	Company has not received any results on the wells other then the drilling has been completed and the information is being evaluated.

The following table provides information regarding our oil and natural gas properties and operations by state where the properties are located:

	Proved Reserves at 2013 Year-End			Productive Wells During 2013		2013 Average Monthly Production (BOE)
	Quantity (BOE) (a)	Pre-Tax PV 10% (b)	% Oil (c)
State				Gross	Net (d)
Wyoming	140,646	$2,706,850	66.9%	28.0	20.5	1,496
Kansas	116,712	3,032,319	100.0%	8.0	4.3	590
Colorado	95,959	1,990,419	38.0%	7.0	6.7	744
Montana	6,475	18,426	0.0%	2.0	1.4	68

	359,792	$7,972,742	69.3%	45.0	32.9	2,898

(a)	BOE is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of oil.
(b)	The prices used to calculate this measure were $87.49 per barrel of oil and $5.86 per Mcf for natural gas. These prices were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December 31, 2013, which resulted in benchmark prices of $96.78 per barrel for crude oil and $3.67 per MMbtu for natural gas. Benchmark prices were further adjusted on a well by well basis for transportation, quality and basis differentials to arrive at the prices used for this report.
(c)	Computed based on BOE using the ratio of six Mcf of natural gas to one barrel of oil.
(d)	Net wells are the sum of our fractional working interests owned in gross wells.

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

	Standardized Measure	PV 10
Future cash inflows	$25,573,856	$25,573,856
Future production costs	(10,493,071)	(10,493,071)
Future development costs	(880,485)	(880,485)
Future income taxes	(2,490,706)	—

Future net cash flows	11,709,593	14,200,300
10% annual discount	(5,554,945)	(6,452,285)

Discounted future net cash flows	$6,154,647	$7,748,014

The difference between the standardized measure of $6,848,963 and PV10 of $8,442,330 is $1,593,367, which is due to income taxes included in the standardized measure as follows:

Undiscounted income taxes	$2,490,706
Impact of 10% discount factor	(897,340)

Discounted impact of income taxes	$1,593,367

Business Strategy

Our business strategy is three-fold in approach.

•	We plan to and have acquired oil and natural gas operating properties that will provide for the operations of the Company;

•	We expect to seek to acquire leases that have development possibility either for us to drill or with other companies on a joint venture or farm-out basis. Part of this plan would include the possibility of selling leases and retaining an overriding royalty in the property and a right to buy back into future development; and

•	We are looking for acquisitions of producing properties with future development.

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

Our future capital requirements depend on many factors, including development and acquisition opportunities, the availability of debt financing and the cash flow from our operations. To the extent that the funds available are insufficient to meet future capital requirements, we will likely need to reduce our development activity as we did in 2013. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition will likely be adversely affected.

We do not have any employees and we depend on our chief executive officer and chief financial officer for a significant majority of our management decisions, operations and industry contacts.

Due to our limited operations, we do not have any employees, and our executive officers are retained as independent contractors on a part-time basis. We are heavily dependent upon the efforts of our Chief Executive Officer, Nicholas L. Scheidt, who essentially operates our company and our Chief Financial Officer Donald W. Prosser, who handles the finances and financial filings. We do not have an employment agreement with either officer nor do we have any key man insurance on their life. As we currently do not have a successor to Messrs. Scheidt and Prosser, the loss of either of their services would likely have a material adverse impact on our business.

Our future performance is difficult to evaluate because we have a limited operating history.

Our operations in the natural resources industry commenced with our acquisition of a gas gathering pipeline as of September 2006. In the third quarter of 2011, we purchased various oil and gas producing properties for a base purchase price of $11,000,000. Prior to our third quarter of 2011 asset acquisition, our revenues were minimal and we incurred significant losses. As of December 31, 2013, our accumulated deficit was approximately $16.2 million. With respect to our acquisition of the oil and gas producing properties in 2011, we have little historical financial and operating information available to assist in an evaluation of our Company.

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

Our internal controls and operations are subject to extensive regulation and reporting obligations and as of December 31, 2013, we concluded that our disclosure controls and procedures were not effective. See Item 9A, “Controls and Procedures”. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, effective internal control over financial reporting may not prevent or detect misstatements. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of common stock.

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

Our common stock is thinly traded and our share price has fluctuated in the past and may continue to fluctuate in the future.

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

There were 12,408,459 shares of our common stock outstanding as of March 31, 2014. As of that date, members of our management and their affiliates beneficially owned approximately 4,766,907 shares of our common stock, representing 38.42% of our outstanding common stock. Sale of a substantial number of these shares would likely have a significant negative effect on the market price of our common stock, particularly if the sales are made over a short period of time.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

Oil and Natural Gas Properties

The following table lists our oil and natural gas properties by state and field as of December 31, 2013:

		Productive Wells		Proved Reserves
Field	County	Gross	Net (a)	(BOE) (b)
Wyoming:
Rex Lake	Albany	7.0	7.0	12,352
Buff	Campbell	4.0	4.0	42,382
Shippy	Campbell	1.0	1.0	17,575
Bobcat Creek	Converse	1.0	0.6	13,047
Other	Various	15.0	7.9	55,291
Kansas:
Big Bow	Stanton	5.0	1.5	30,058
Granger Creek	Clark	1.0	1.0	51,551
Walz	Trego	1.0	0.9	26,105
Other	Graham	1.0	0.9	8,998
Colorado:
Gemini	Weld	2.0	2.0	54,623
Smokey Creek	Cheyenne	1.0	0.7	31,698
Wild Horse	Weld	1.0	1.0	2,415
Other	Various	3.0	3.0	7,223
Montana:
Police Coulee	Toole	2.0	1.4	6,475

		45.0	32.9	359,792

(a)	Net wells are the sum of our fractional working interests owned in gross wells.
(b)	BOE is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of oil.

Gas Gathering System

In September 2006, the Company acquired a gas gathering system (pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This pipeline has been shut-in since June 2011 and is not generating revenue. The system has been shut-in due to the low prices of natural gas.

This system has a current throughput capacity of approximately 4 million cubic feet (“MMcf”) of gas per day. Since July 2011, the Company has owned a 100% working interest in all of the coal-bed methane properties that are connected to the Company’s gathering system.

Description of Coal-Bed Methane Properties - Powder River Basin Geology

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

Office Facilities

We currently lease our office space in Westminster, Colorado for $250 per month from our Chief Financial Officer.

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

	HIGH	LOW
Year Ended December 31, 2012:
First Quarter	$2.00	$0.80
Second Quarter	1.35	0.54
Third Quarter	0.96	0.21
Fourth Quarter	0.45	0.21
Year Ended December 31, 2013:
First Quarter	$0.45	$0.25
Second Quarter	0.35	0.16
Third Quarter	0.45	0.16
Fourth Quarter	0.40	0.34

On March 31, 2014, the last reported sales price of our common stock as reported on the OTCQB was approximately $.31 per share.

Holders

As of March 31, 2014, the approximate number of holders of record of shares of our common stock, our only class of trading securities, was approximately 3,900. The number of record holders of our common stock was determined from the records of our transfer agent and does not include numerous beneficial owners of our common stock whose shares are held in street name by various security brokers, dealers, and registered clearing agencies. The number of beneficial shareholders is unknown to us.

Dividends

The Company has not paid any cash dividends with respect to its common stock and it is not anticipated that the Company will pay cash dividends in the foreseeable future. Also, the Company cannot pay cash dividends on its common stock so long as any shares of convertible preferred stock are outstanding. On March 27, 2014, the Company has 10 shares of its Preferred Series A1 outstanding. The Company during the fiscal year December 31, 2013 converted 512.5 shares of its Preferred Series A1 to 5,426,665 shares of its Common Stock.

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

Recent Sales of Unregistered Securities

In the fourth quarter of 2013 the Company issued restricted shares of it’s common stock to five of its officers and directors in exchange for accrued directors fees valued at a total of $35,415 or 72,170 shares for the period July 1, 2012 to November 30, 2013. The Company issued 44,823 shares of common stock for payment of $30,000 fees accrued to officers and a related party consultant. The Company issued of common stock for payment of accrued consulting fee to a former director of 20,000 shares valued at $6,000. The Company issued of common stock for payment of a loan fee to a unrelated party of 20,000 shares valued at $6,000. All of these common stock shares were sold in reliance upon exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”). These securities qualified for exemption under Section 4(2) of the Securities Act because the issuance by the Company did not involve a “public offering”. Each issuance was not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offers was an “accredited investor” as such term is defined by Rule 501 under Securities Act; and (iv) the investment intent of the offerees.

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

As of December 31, 2013, the Company had a working capital deficit of $619,427 and a balance of cash and equivalents of $476,000. For the past few years we have obtained loans and incurred significant operating payables, primarily from related parties, substantially all of which have been restructured and are current as of March 31, 2014.

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

There are no assurances that we can resolve our pressing capital needs, and although we have revenue from operations, our ability to execute our plans will still be dependent on our ability to raise additional capital. We have not received a commitment to finance the drilling development plan we would like to implement. Our cash flow is dependent on the prices for crude oil. We have entered into a participation agreement with an unrelated third party to participate in three wells that we had interest in the leases. On January 28, 2014, we entered into a line of credit for $1,500,000 of which we have drawn $485,000. We plan to use part of the balance for further development of these wells and other opportunities in the same fields.

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

Our future expectation is that monthly operating expenses will remain as low as possible until we can raise additional capital address our working capital deficit.

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

Revenue Recognition

We record revenue from the sale of natural gas, NGL’s and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at December 31, 2012 and 2013 were not material.

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

Stock-based Compensation

We have not granted any stock options or warrants during the years ended December 31, 2012 and 2013 and no options or warrants were outstanding at any time during these years. We have issued shares of common stock for services performed by officers, directors and unrelated parties during 2012 and 2013. We have recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.

Results of Operations for the Years Ended December 31, 2012 and 2013

Presented below is a discussion of our results of operations for the years ended December 31, 2012 and 2013.

Oil and Gas Producing Activities

On July 29, 2011, we entered into a purchase and sale agreement which resulted in our acquisition of producing oil and gas properties in Wyoming, Colorado, Kansas and Montana. Accordingly, we did not have any oil and gas producing activities prior to July 29, 2011. Presented below is a summary of our oil and gas operations for the years ended December 31, 2012 and 2013:

	2012	2013
Oil sales	$1,883,856	$1,791,451
Natural gas sales	371,270	434,230
Royalty revenues	—	533
Sale of oil and natural gas properties	533,048	347,888

Total revenue	2,788,174	2,574,102
Production taxes	(187,756)	(187,594)
Lease operating expense	(824,027)	(679,172)
Depreciation, depletion, amortization and accretion (“DD&A”)	(968,696)	(665,123)

Net	$807,695	$1,042,213

Net barrels of oil sold	25,356	21,304
Net Mcf of gas sold	89,203	82,207
Net Barrels of Oil Equivalent (“BOE”) sold	40,223	35,005
Average price per barrel of oil sold	$74.30	$84.09

Average price for per Mcf of natural gas sold	$4.16	$5.28

Lease operating expense per BOE	$20.49	$19.40

DD&A per BOE	$24.08	$19.01

The average oil price for 2013 was $84.09 per barrel, a increase of 13.18% compared to $74.30 per barrel for 2012. Our average natural gas price, including proceeds from sales of natural gas liquids, amounted to $5.28 per Mcf for 2013, which is a increase of 26.92% compared to $4.16 per Mcf for 2012.

Production taxes were approximately 8.4% of our oil and gas sales for 2013 compared to 8.3% for 2012. Lease operating expense averaged $19.40 per BOE for 2013, a decrease of 5.6% compared to $20.49 per BOE for 2012.

For 2013 our DD&A per BOE was $19.00 compared to $24.08 per BOE for 2012. DD&A expense for 2013 was $665,123 compared to $968,696 for 2012. The decrease was primarily due to changes in estimated remaining lives of wells and reserves in 2013. Other factors that resulted in higher DD&A for the 2012 period included an 8.7% downward revision in reserve quantities primarily due to lower oil and gas prices in 2012; adjustments to the well by well purchase price allocation during the fourth quarter of 2011; capitalized costs were higher due to capitalized workovers and major repairs to several of our wells; and we revised our estimates for plugging and abandonment costs which increased net capitalized costs subject to DD&A.

During the fourth quarter of 2013, we sold one of our producing properties, which resulted in gross proceeds of approximately $1,004,000. This property was sold to an unrelated purchaser and pursuant to our amended purchase agreement entered into in September 2013, we were required to pay the related party sellers approximately $554,000 of the proceeds due to their contingent interest and, as a result our net proceeds were $450,000. After deducting the net book value of the property of $163,000, plus the asset retirement obligation assumed by the unrelated purchaser of $31,000, we recognized a gain of approximately $318,000.

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

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. Due to a reduction in natural gas prices, all wells in the field have been shut-in since June 2011. The system has been shut-in due to low natural gas prices.

Presented below is a summary of operating costs for the years ended December 31, 2012 and 2013:

	2012	2013	Percent Change
Related party- cost of production	$—	$—	—

Unrelated parties:
Compressor rental	—	—	—
Pumper costs	—	—	—
Transportation	—	—	—
Property taxes	5,101	4,470	(12.4%)
Land rent, utilities, repairs and other	10,570	9,670	(8.5%)

Total unrelated party costs	15,671	14,140	(9.8%)

Total	$15,671	$14,140	(9.8%)

Depreciation expense related to the gas gathering system was $44,219 for both 2012 and 2013.

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

General and Administrative

Presented below is a summary of general and administrative expenses for the years ended December 31, 2012 and 2013:

	2012	2013	Change
Director fees	$63,615	$2,250	$(61,365)
Investor relations	279,775	98,505	(181,270)
Legal, auditing and professional services	191,876	147,348	(44,528)
Consulting and executive services:
Related parties	409,000	123,000	(286,000)
Unrelated parties	133,186	—	(133,186)
Other administrative expenses	83,874	59,712	(24,162)
Depreciation	570	570	—

Total general and administrative expenses	$1,161,896	$431,385	$(730,511)

General and administrative expenses decreased by $730,511 for 2013 compared to 2012, primarily due to decreases in investor relations of $181,270; director fees of $61,365; legal, auditing and professional fees of $44,528; and consulting and executive services (related and unrelated parties) of $419,186.

The decrease in investor relations costs of $181,270 was due to substantial activities related to investment banking, market information and shareholder communication services that were performed in 2012 and we completed the amortization of the cost of a three year contract in February 2013 or a savings of $149,165. Effective July 1, 2012, director fees payable to each of the Company’s five directors was reduced from a monthly fee of $3,000 to a fee equal to 300 shares of the Company’s common stock for each meeting attended. The fair value of shares issuable under this arrangement was $2,250 resulting in a cost reduction of $61,365 for 2013. The fair value of shares issuable under this arrangement was $3,615 resulting in a cost reduction of $56,385 for 2012 verses 2011. The decrease in consulting fees paid to unrelated parties of $133,186 was primarily attributable the expiration of a consulting contract in June of 2012 that was not renewed and no acquisition review of potential properties. The costs for legal, auditing, and professional fees were reduced by $44,528 in 2013 primarily due to not using an accounting professional in 2013.

Consulting and executive services incurred with related parties decreased by $286,000 for 2013. The board of directors in 2012 revisited the arrangement with DNR Oil & Gas, Inc. and its principals. The following is an explanation of the arrangement with DNR Oil & Gas, Inc.:

•	Effective October 1, 2011, the Company entered into an Operator Agreement with DNR to provide executive level operations expertise for our existing and prospective oil and properties. The Operator Agreement provided for a monthly charge of $23,000 through July 2012 and a reduction to $18,000 beginning in August 2012. The total charge under the Operator Agreement was $246,000 for 2012, of which $96,000 was allocated to lease operating expense and $150,000 was allocated to general and administrative expenses. The 2013 fees under this arrangement were a total of $216,000 of which $96,000 was allocated to lease operating expense and $120,000 was allocated to general and administrative expenses. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

•	For the period from January 2012 through July 2012, the agreement called for the payment of the fees for executive, administrative and operational services in the aggregate amount of $15,000 per month to three individuals who are directors and/or stockholders of the Company. These fees are payable in shares of the Company’s common stock based on the closing price on the last day of the month for which the services are performed. For 2012, the Company incurred aggregate fees of $60,000 under this arrangement and no fees for 2013.

•	During 2012, the Company amended a consulting agreement with an affiliate of a shareholder and director that provided for a wide range of financial, regulatory and corporate structure services. As a result of this amendment the Company paid $50,000 in cash and issued 85,000 shares of common stock with a fair market value of $50,000 and we had no payments in 2013.

•	For the period from January 2012 through July 2012, the Company incurred executive and accounting fees of $40,000 from an officer and director and no expenses incurred in 2013. During 2012 and 2013, the Company incurred $250 per month for rent payable to an officer and director for the Company’s office.

Operating income (loss)

Income from operations for the year ended December 31, 2013 was $552,469 compared to (loss) from operations of $(414,091) for the year ended December 31, 2012. The increase in of $966,560 was primarily due to the reduction in items discussed above relating to the oil and natural gas operations, gas gathering activities, and general and lower administrative expenses, less the net of gains on sale of oil and gas properties of $185,160 between the amounts for the years ended December 31, 2013 and 2012.

Interest Expense

Interest expense increased from $80,190 for 2012 to $132,168 for 2013, the increase of $51,978. The increase was due primarily to the line credit we incurred to pay the preferred cost dividend and some operating costs in the second quarter 2013.

Net income applicable to common shareholders

For the year ended December 31, 2013, net income applicable to common shareholders used in computing basic net income per share applicable to common shareholders included a $3,160,026 discount on the redemption of 512.5 shares of the Company’s Series A1 Preferred Stock. The discount on the preferred stock redemption is the difference between the carrying value per share of the redeemed preferred shares and the $0.75 per share paid by the Company to the preferred shareholders.

Liquidity and Capital Resources

We had a working capital deficit as of December 31, 2013 of approximately $619,427, compared to a working capital deficit of $1,939,000 at December 31, 2012. We generated positive operating cash flow of approximately $384,000 for 2013 compared to operating cash flow of approximately $355,000 for 2012.

During 2013 our investing activities provided net cash of $172,000. We had capital expenditures of $307,000. During 2013, we generated net proceeds of approximately $479,000 from the sale of a 100% working interest in an oil and gas property and the sale of some equipment. We realized a gain of approximately $348,000 on the sale of this property and equipment. The 2012 investing activities used net cash of $109,000 that included capital expenditures of $935,000, of which approximately $618,000 was acquisition costs paid to related parties for the properties acquired in the third quarter 2011. For 2012, we generated net proceeds of approximately $826,000 from the sale of a 100% working interest in an oil and gas property. We realized a gain of approximately $533,000 on the sale of this property.

During 2013 our financing activities used net cash of approximately $86,000. The 2013 financing activities included borrowings of approximately $1,043,000. These funds were needed to fund our operations as well as to make a $392,000 Preferred Stock Series A dividend payment, redemption of Preferred Stock Series A of $50,000, and repayment of notes payable of $687,000. During 2012, our financing activities used net cash of approximately $458,000. During 2012 we borrowed $825,000 and repaid borrowings of approximately $432,000. During 2012 we also paid approximately $784,000 for dividends on our preferred stock and $67,000 of offering costs that were incurred in connection with our 2011 private placement of preferred stock.

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

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by our CEO, director, and shareholder, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual default interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The proceeds from the loan were used to pay the Series A1 preferred stock dividend and other working capital needs.

We also expect to evaluate acquisitions that are consistent with our business objective of acquiring interests in traditional oil and gas ventures, and seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas. The Company has participated as a working interest owner in three horizontal wells to be drilled in Campbell County, Wyoming in the Turner zone. The following is a description of the wells:

1)	The Thielen #1-21 is in Section 21 Township 43N. This well is currently being drilled to a total depth of approximately 15,350 including the lateral. The Company will have an approximate 1.06% working interest.

2)	The Thielen #2-21 is in Section 21 Township 43N. This well is scheduled to be drilled in the summer of 2014 and is planned to be drilled to a total depth of approximately 15,330 feet including the lateral. The Company will have an approximate 1.06% working interest.

3)	The Starlight Federal 28H is located in Section 7, Township 43N. This well is scheduled to be drilled in the first quarter of 2014 and is planned to be drilled to a total depth of approximately 15,310 including the lateral. The Company will have an approximate 0.7025% working interest.

The Company has not received any results on the wells other then the drilling has been completed and the information is being evaluated.

In order to execute our development drilling plans and to acquire additional interests in oil and gas properties that meet our objectives, we need to obtain significant additional financing. From the time we acquired our existing properties in July 2011, we have sold our interests in some of those properties, which resulted in aggregate net proceeds from three sales of $6,377,000, which was used to repay acquisition indebtedness. We intend to only sell properties that can be liquidated for a premium and there can be no assurance that we will continue to generate any proceeds from the sale of our properties.

The following recent financings are part of the funding of our business plan:

1). Bank Line of Credit

On January 28, 2014, we entered into a line of credit loan agreement with Citywide Bank for $1,500,000 due January 28, 2015. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum rate of 6.5%., 3) the note has draw provisions, with the first draw of $479,701, 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a unrated third party, and 5) the personal guarantee of the Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company’s PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks.

2) Related Party Notes Payable

On January 1, 2014, we memorialized certain of our short-term liabilities into formal promissory notes. These outstanding advances and other notes payable are now included in single promissory notes, all have been reported previously in our financial statements. Information concerning these promissory notes is set forth in the table below.

Name of Holder	Position	Principal Amount	Interest Rate	Monthly P&I Payment Amount	Number of Monthly Payments
Donald W. Prosser	CFO & Director	$28,500	7.00%	$564.33	60

Charles B. Davis	COO & Director	$66,500	7.00%	$1,316.78	60

William Stewart	Director	$49,500	7.00%	$980.16	36

The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum.

In addition, we also issued an unsecured promissory note in the amount of $792,151 on January 1, 2014 to DNR Oil & Gas, Inc. (“DNR”). DNR is a company controlled by one of our directors, Charles B. Davis. The DNR note accrues interest at the rate of 2.50% for the calendar years 2014 and 2015, 4.00% for the calendar year 2016, 6.00% for the calendar year 2017 and 8.00% for the remainder of the term of the DNR note. The DNR note matures on January 1, 2019. The DNR note requires payments as follows:

•	One payment of $250,000 in 2016;

•	One payment of $250,000 in 2017;

•	One payment of $250,000 in 2018; and

•	The balance of principal and accrued interest on or before January 1, 2019.

The DNR note contains customary default and acceleration provisions and provides for a default interest rate of 18% per annum.

The DNR note is subordinate to the bank line of credit.

3)Extension of Existing Promissory Notes

In June 2013, in connection with the conversions of Series A1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. In connection with our new line of credit, we have agreed with the holders of these two existing notes to make a partial prepayment on the principal balance of the Notes in exchange for an extension of the maturity date to January 27, 2015. Information concerning the principal pay down and new maturity date is set forth in the following table.

Name of Holder	Principal Balance Before Pay down	Principal Pay down	Remaining Principal Balance
Burlingame Equity Investors II, LP	$44,000	$17,511	$26,489

Burlingame Equity Investors Master Fund, LP	$506,000	$232,489	$273,511

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

Contractual Obligations and Commercial Commitments

As of December 31, 2013, we have future minimum lease payments of approximately $6,000. This amount is payable during the years ending December 31, 2014, 2015, 2016, 2017 and after 2018 in the amounts of $1,000, $1,000, $1,000, $1,000, and $2,000, respectively.

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

The maximum increase in purchase price (including Sellers retained interest of 70% for the Wyoming properties discussed in the preceding paragraph) for all properties in all states is limited to $25 million. Due to the sale of the Separate Interests discussed below, accrual of $500,000 due to sustained increases in oil prices over $100 per barrel, and the sale of a second property in February 2012, and third property in December 2013, the maximum future consideration has been reduced by approximately $5.8 million to $19.2 million as of December 31, 2013.

SEC Investigation

The Denver Regional Office of the Securities and Exchange Commission is conducting a non-public, formal, investigation (“SEC Investigation”) to determine whether there have been violations of certain provisions of the federal securities laws relating to the Company, its management and third parties. The principal areas of the SEC Investigation relate to the sale of certain Company securities, possible trading manipulation activities with respect to the Company’s common stock, and potential violations of the federal broker-dealer registration laws by persons or entities in connection with the purchase or sale of the Company’s securities. To date, neither the Company nor any of its directors, officers, or employees have been accused of any wrongdoing by the SEC. We also have been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has broken the law or that the SEC has a negative opinion of any person, entity, or security. We have been cooperating fully with the SEC. We cannot reasonably estimate the timing of the SEC investigation, nor can we predict whether or not it might have a material adverse effect on our business.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-1, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amended FASB Accounting Standards Codification (“ASC”) Topic 210, Balance Sheet. The main objective in developing this update was to address implementation issues about the scope of ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This provision is effective for fiscal years beginning on or after January 1, 2013. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amended ASC Topic 220, Comprehensive Income. The objective of this update was to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment did not change the requirements for reporting net income or other comprehensive income in financial statements. However, the amendment required an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This provision is effective for interim and annual periods beginning after December 15, 2012. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will not have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CAUSEY DEMGEN & MOORE P.C.

1125 Seventeenth Street, Suite 1450

Denver, Colorado 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Arête Industries, Inc.

We have audited the accompanying consolidated balance sheet of Arête Industries, Inc. and Subsidiaries as of December 31, 2012 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arête Industries, Inc. and Subsidiaries at December 31, 2012 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado April 14, 2014	/s/ CAUSEY DEMGEN & MOORE P.C.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	2012	2013
ASSETS
Current Assets:
Cash and equivalents	$6,921	$476,323
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	87,989	230,029
Other	61,243	2,368
Prepaid expenses and other	61,034	38,177

Total Current Assets	217,187	746,897

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	9,389,245	9,555,897
Unevaluated properties	314,336	314,336
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522

Total property and equipment	10,168,298	10,334,950
Less accumulated depreciation, depletion and amortization	(1,499,284)	(2,094,337)

Net Property and Equipment	8,669,014	8,240,613

TOTAL ASSETS	$8,886,201	$8,987,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Oil and gas property acquisition costs	$250,000	$—
Gas gathering operating costs	436,403	—
Operator fees and other	159,748	36,000
Unrelated parties	92,943	17,806
Notes and advances payable - current portion:
Directors and affiliates	508,991	717,833
Unrelated parties	250,000	325,000
Accrued interest expense	48,359	52,242
Director fees payable in common stock	33,615	450
Accrued consulting services payable in common stock	42,000	—
Current portion of asset retirement obligations	78,140	159,782
Other accrued costs and expenses	255,740	57,210

Total Current Liabilities	2,155,939	1,366,323

Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	250,000	250,000
Notes and advances payable, net of current portion:
DNR Oil & Gas, Inc.	—	792,151
Directors and affiliates	—	246,639
Unrelated parties	—	425,000
Asset retirement obligations, net of current portion	569,128	522,421

Total Long-Term Liabilities	819,128	2,236,211

Total Liabilities	2,975,067	3,602,534

Commitments and Contingencies	—	—

Stockholders’ Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, issued and outstanding 522.5 shares in 2012 and 10 shares in 2013, liquidation preference of $5,420,938 in 2012 and $111,250 in 2013.	4,987,326	95,451
Series 2; authorized 2,500 shares, issued and outstanding no shares in 2012 and 2013	—	—
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 7,979,801 in 2012 and 13,608,459 in 2013	17,151,097	21,488,387
Accumulated deficit	(16,227,289)	(16,198,862)

Total Stockholders’ Equity	5,911,134	5,384,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,886,201	$8,987,510

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012 and 2013

	2012	2013
Revenues:
Oil and natural gas sales	$2,255,126	$2,225,681
Royalty revenues	—	533
Sale of oil and natural gas properties	533,048	347,888

Total revenues	2,788,174	2,574,102

Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	824,027	679,172
Production taxes	187,756	187,594
Depreciation, depletion, amortization and accretion	968,696	665,123
Gas gathering:
Operating expenses	15,671	14,140
Depreciation	44,219	44,219
General and administrative expenses:
Director fees	63,615	2,250
Investor relations	279,775	98,505
Legal, auditing and professional fees	191,876	147,348
Consulting fees executive services:
Related parties	409,000	123,000
Unrelated parties	133,186	—
Other adminstrative expenses	83,874	59,712
Depreciation	570	570

Total operating expenses	3,202,265	2,021,633

Operating income (loss)	(414,091)	552,469
Interest income	226	1
Interest expense	(80,190)	(132,168)

Total other income (expense)	(79,964)	(132,167)

Income (loss) before income taxes	(494,055)	420,302
Income tax benefit (expense)	—	—

Net income (loss)	$(494,055)	$420,302

Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$(494,055)	$420,302
Redemption of preferred stock	—	3,160,026
Accrued Preferred stock dividends	(783,750)	(212,813)

Net income (loss) applicable to common stockholders	$(1,277,805)	$3,367,515

Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$(0.16)	$0.31

Diluted	$(0.16)	$0.31

Weighted Average Number of Common Shares Outstanding:
Basic	7,879,000	10,760,000

Diluted	7,879,000	10,760,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012 and 2013

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, December 31, 2011	522.5	$5,023,371	7,764,476	$16,904,154	$(14,949,484)	$6,978,041
Issuance of common stock for Board of Director’s fees:
Valued at $5.20 per share for second quarter of 2011	—	—	5,769	30,000	—	30,000
Valued at $3.00 per share for third quarter of 2011	—	—	10,000	30,000	—	30,000
Valued at $1.36 per share for fourth quarter of 2011	—	—	22,058	30,000	—	30,000
Valued at $1.08 per share for first quarter of 2012	—	—	27,778	30,000	—	30,000
Issuance of common stock in exchange for consulting services provided by related parties:
Valued at $1.18 per share for April 2012 services	—	—	50,970	60,000	—	60,000
Valued at $0.59 per share for May 2012 services	—	—	85,000	50,000	—	50,000
Issuance of common stock to unrelated parties:
Valued at $1.35 per share for accrued interest	—	—	7,750	10,463	—	10,463
Valued at $1.08 per share for consulting services	—	—	6,000	6,480	—	6,480
Preferred stock offering costs	—	(36,045)	—	—	—	(36,045)
Preferred stock dividends declared and paid	—	—	—	—	(783,750)	(783,750)
Net loss	—	—	—	—	(494,055)	(494,055)

Balances, December 31, 2012	522.5	4,987,326	7,979,801	17,151,097	(16,227,289)	5,911,134
Issuance of common stock to unrelated parties:
Valued at $0.40 per share for consulting services	—	—	45,000	18,000		18,000
Valued at $0.30 per share for consulting services	—	—	20,000	6,000		6,000
Valued at $0.30 per share for loan fees	—	—	20,000	6,000		6,000
Issuance of common stock in exchange for consulting services provided by related parties:
Valued at $0.67 per share for June 2012 services			44,823	30,000		30,000
Issuance of common stock for Board of Director’s fees:
Valued at an average of $0.49 per share for 2012 and 2013	—	—	72,170	35,415		35,415
Conversation of Series A
Preferred Stock	(512.5)	(4,891,875)	5,426,665	4,241,875		(650,000)
Preferred dividend paid					(391,875)	(391,875)
Net income	—	—	—	—	420,302	420,302

Balances, December 31, 2013	10.0	$95,451	13,608,459	$21,488,387	$(16,198,862)	$5,384,976

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2013

	2012	2013
Cash Flows from Operating Activities:
Net income (loss)	$(494,055)	$420,302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	977,864	642,816
Accretion of discount on asset retirement obligations	35,621	67,096
Gain on sale of oil and gas properties	(533,048)	(347,888)
Common stock issued in exchange for services	246,942	18,000
Common stock issued in exchange for accrued interest	10,462	—
Changes in operating assets and liabilities:
Accounts receivable	23,079	(153,519)
Prepaid expenses and other	152,986	22,857
Accounts payable	(15,096)	(93,136)
Accrued costs and expenses	(49,867)	(192,397)

Net cash provided by operating activities	354,888	384,131

Cash Flows from Investing Activities:
Capital expenditures for oil and gas properties	(935,322)	(307,465)
Proceeds from sale of oil and gas properties	1,108,709	1,033,324
Contingent consideration paid to DNR under sharing arrangement	(282,704)	(554,193)

Net cash (used in) provided by investing activities	(109,317)	171,666

Cash Flows from Financing Activities:
Proceeds from notes and advance payable	825,000	1,042,670
Principal payments on notes payable	(432,010)	(687,190)
Payment of dividends on preferred stock	(783,750)	(391,875)
Redemption of preferred stock	—	(50,000)
Payment of preferred stock offering costs	(67,456)	—

Net cash used in financing activities	(458,216)	(86,395)

Net increase (decrease) in cash and equivalents	(212,645)	469,402
Cash and equivalents, beginning of year	219,566	6,921

Cash and equivalents, end of year	$6,921	$476,323

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$122,633	$117,578

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Contingent payable for acquisition of oil and gas properties	$250,000	$—

Asset retirement obligations assumed upon sale of oil and gas properties	$16,411	$32,161

Increase in oil and gas properties due to revision of asset retirement obligations	$55,825	$—

Conversion of Series A1 preferred stock to note payable	$—	$600,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2013

1.	Organization and Nature of Operations

Arête Industries, Inc. (“Arête” or the “Company”), is a Colorado corporation that was incorporated on July 21, 1987. The Company owns 100% of Arête Energy, Inc. which is an inactive subsidiary which has no assets, liabilities or operations. Arête has operated a natural gas gathering system in Wyoming since 2006 and on July 29, 2011 the Company purchased oil & natural gas properties in Colorado, Montana, Kansas, and Wyoming.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Arête and its inactive subsidiary, Arête Energy, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company records revenues from the sale of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at December 31, 2012 and 2013 were not material.

Environmental Liabilities

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2012 and 2013, the Company had not accrued for nor been fined or cited for any environmental violations that would have a material, adverse effect upon capital expenditures, operating results or the competitive position of the Company.

Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

Stock-Based Compensation

The Company did not grant any stock options or warrants during the years ended December 31, 2012 and 2013 and no options or warrants were outstanding at any time during these years. The Company has issued shares of common stock for services performed by officers, directors and unrelated parties during 2012 and 2013. The Company has recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.

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

Earnings Per Share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series A1 preferred stock that is convertible into common stock at an exchange price of $3.30 per common share. As of December 31, 2013, the convertible preferred stock had an aggregate liquidation preference of $111,250 and was convertible to 33,712 shares of common stock. These shares were excluded from the earnings per share calculation because it was anti-dilutive to assume conversion immediately prior to the last dividend payment date, which would have eliminated preferred dividends for the fourth quarters of 2012 and 2013 from the earnings per share calculation.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-1, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amended FASB Accounting Standards Codification (“ASC”) Topic 210, Balance Sheet. The main objective in developing this update was to address implementation issues about the scope of ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This provision is effective for fiscal years beginning on or after January 1, 2013. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amended ASC Topic 220, Comprehensive Income. The objective of this update was to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment did not change the requirements for reporting net income or other comprehensive income in financial statements. However, the amendment required an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This provision is effective for interim and annual periods beginning after December 15, 2012. Adoption of this update did not have a material impact on the Company’s disclosures or financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard will not have an impact on the Company’s consolidated financial statements.

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

The maximum increase in purchase price (including Sellers retained interest of 70% for the Wyoming properties discussed in the preceding paragraph) for all properties in all states shown in the table above is limited to $25 million. Due to the sale of the Separate Interests discussed below, accrual of $500,000 due to a sustained increase in oil prices over $90 and $100 per barrel, the sale of a second property in February 2012 and the sale of a third property in 2013, the maximum future consideration has been reduced by approximately $5.8 million to $19.2 million.

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

In December 2013, we sold one of our producing properties, which resulted in gross proceeds of approximately $1,004,000. This property was sold to an unrelated purchaser and pursuant to our amended purchase agreement entered into in September 2013, we were required to pay the related party sellers approximately $554,000 of the proceeds due to their contingent interest and, as a result our net proceeds were $450,000. After deducting the net book value of the property of $163,000, plus the asset retirement obligation assumed by the unrelated purchaser of $31,000, we recognized a gain of approximately $318,000. The Company retained a 1.57% overriding royalty interest in this property. This sale comprised approximately 1.1% of the Company’s barrels of oil equivalent (“BOE”) of oil and gas reserve quantities, and approximately 2.2% of the Company’s discounted future net revenues prior to the sale. The Company determined that this sale did not qualify for discontinued operations reporting.

4.	Stockholders’ Equity

Common Stock

In June 2012, the Company issued an aggregate of 215,325 shares of common stock in satisfaction of previously accrued liabilities as follows:

	Number of Shares	Valuation Price	Amount
Board of Director fees:
Fees for second quarter of 2011	5,769	$5.20	$30,000
Fees for third quarter of 2011	10,000	$3.00	30,000
Fees for fourth quarter of 2011	22,058	$1.36	30,000
Fees for first quarter of 2012	27,778	$1.08	30,000
Related party executive, administrative & operational services
Fees for January 2012	11,538	$1.30	15,000
Fees for February 2012	12,500	$1.20	15,000
Fees for March 2012	13,890	$1.08	15,000
Fees for April 2012	13,042	$1.15	15,000
Related party consulting services in June 2012	85,000	$0.59	50,000
Accrued interest on unrelated party notes payable	7,750	$1.35	10,463
Unrelated party consulting	6,000	$1.08	6,480

Total	215,325	$0.59	$246,943

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

During the year ended December 31, 2013, the Company issued 45,000 shares of common stock for payment of fees accrued to a consultant. The Company issued 84,823 shares of common stock for payment of fees accrued to related party consultants. The Company issued 72,170 shares of common stock for payment of accrued directors fees for the period July 1, 2012 to November 30, 2013.

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

The above promissory notes bear interest at 7% per annum, with interest payable quarterly and all unpaid interest and principal due on July 23, 2014. If the promissory notes are not paid when due or declared due, the entire principal and interest thereon will bear interest at the rate of 12% per annum (see note 5).

The redemption of preferred stock on the earning per share applicable to common stockholders was calculated as the difference between the fair market value of common shares received on June 28, 2013 and the cost of the preferred stock redeemed which amounted to $3,160,026.

Preferred Stock Dividends

Preferred stock dividends are payable semi-annually in cash or shares of the Company’s common stock, at the election of the Company. During 2012, the Board of Directors declared and paid an aggregate of $783,750 for the 15% semi-annual dividend on the Series A1 preferred stock. As of December 31, 2012, accrued dividends amounted to $195,938 which is excluded from liabilities until formally declared by the Company’s Board of Directors. The Board of Directors declared the preferred dividend of $391,875 on April 26, 2013 and paid the dividend in cash on April 28, 2013.

Preferred Stock

On September 29, 2011, the Company completed a private placement of its Preferred Stock Series A1 which resulted in the issuance of 522.5 shares for gross proceeds of $5,225,000. The balance of the Preferred Stock Series A1 at December 31, 2013 is 10 shares and $95,451. The following are the terms of the Preferred Stock Series A1:

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

5.	Notes and Advances Payable

Notes payable consist of the following as of December 31, 2012 and 2013

	2012	2013
Officers, directors and affiliates:
Notes and advances payable, interest at 8.0%, due on demand	$12,882	$14,984
Notes and advances payable, interest at 9.7%, due on demand	85,000	85,000
Note payable, interest at 12.0%, due March 2015	150,000	150,000
Collateralized note payable (see below)	261,109	714,488

Total officers, directors and affiliates	508,991	964,472
Less: Current portion of officers, directors, and affiliates	508,991	717,833

Long-term portion of officers, directors, and affiliates	$—	$246,639

Unrelated parties:
Notes payable, interest at 7.5%, due March 2015	250,000	200,000
Notes payable, interest at 7.0%, due January 2015	—	44,000
Notes payable, interest at 7.0%, due January 2015	—	506,000

Total unrelated parties	250,000	750,000
Less: Current portion of unrelated parties	250,000	325,000

Long-term portion of unrelated parties	$—	$425,000

On September 29, 2012, the Company borrowed $425,000 from an affiliate of a stockholder and director under a note agreement that provides for interest at the stated annual rate of 12% (and an effective annual rate of 17.8%) with unpaid principal and interest due on March 29, 2013. The outstanding principal balance as of March 31, 2013 was $261,109 and was paid in full April 29, 2013.

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of December 31, 2013 was $714,488.

All of the notes payable shown above are unsecured, except the Apex note. Accrued interest on notes and advances payable amounted to $48,359 as of December 31, 2012 and $52,242 as of December 31, 2013.

Effective January 1, 2014 the Company restructured its debt with DNR Oil & Gas, Inc., the amount owed to DNR Oil & Gas, Inc. of $792.151 all became long-term. (Note 12)

6.	Contracts Payable

The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 800,000 shares of Common Stock valued at $500,000, or $0.625 per share. The contract is for a period of three years and is being amortized ratably over the service period. For each of the years ended December 31, 2012 and 2013, $166,667 and $27,778 related to this consulting contract is included in investor relations expense in the accompanying Consolidated Statements of Operations.

7.	Cost Reductions

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

Presented below is a summary of general and administrative expenses for the years ended December 31, 2012 and 2013:

	2012	2013	Change
Director fees	$63,615	$2,250	$(61,365)
Investor relations	279,775	98,505	(181,270)
Legal, auditing and professional services	191,876	147,348	(44,528)
Consulting and executive services:
Related parties	409,000	123,000	(286,000)
Unrelated parties	133,186	—	(133,186)
Other administrative expenses	83,874	59,712	(24,162)
Depreciation	570	570	—

Total general and administrative expenses	$1,161,896	$431,385	$(730,511)

General and administrative expenses decreased by $730,511 for 2013 compared to 2012, primarily due to decreases in investor relations of $181,270; director fees of $61,365; legal, auditing and professional fees of $44,528; and consulting and executive services (related and unrelated parties) of $419,186.

8.	Income Taxes

At December 31, 2013, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purposes of approximately $7,900,000. If not previously utilized, the NOL carryforwards will expire in 2015 through 2032.

For the years ended December 31, 2012 and 2013, the Company did not recognize any current or deferred income tax benefit or expense. Actual income tax benefit (expense) for the years ended December 31, 2012 and 2013 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

	2012	2013
Income tax benefit (expense) at the statutory rate	$168,000	$(152,000)
Benefit (expense) resulting from:
Increase in Federal valuation allowance	(168,000)	—
Utilization of net operating loss carryforwards	—	152,000

Income tax benefit (expense)	$—	$—

At December 31, 2012 and 2013, the tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are presented below:

	2012	2013
Federal net operating loss carryforwards	$2,811,000	$2,677,000
State net operating loss carryforwards	286,000	268,000
Oil and gas properties	(222,000)	(222,000)
Asset retirement obligations	241,000	241,000

Net deferred tax assets	3,116,000	2,964,000
Less valuation allowance	(3,116,000)	(2,964,000)

Net deferred tax assets	$—	$—

A valuation allowance has been recorded for all deferred tax assets since the “more likely than not” realization criterion was not met as of December 31, 2012 and 2013.

A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. For the years ended December 31, 2012 and 2013, the Company had no unrecognized tax benefits and management is not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next year. The Company’s policy is to recognize any interest or penalties as a component of income tax expense. The Company’s material taxing jurisdictions are comprised of the U.S. federal jurisdiction and the states of Colorado, Wyoming and Kansas. The tax years 2008 through 2013 remain open to examination by these taxing jurisdictions.

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

A reconciliation of the Company’s ARO for the years ended December 31, 2012 and 2013 is as follows:

	2012	2013
Balance, beginning of year	$653,240	$647,268
Liabilities incurred upon acquisition of properties	—	—
Liabilities assumed by buyer of properties	(16,411)	(32,161)
Liabilities settled	(81,007)	—
Accretion expense	35,621	67,096
Revisions of prior estimates	55,825	—

Balance, end of year	647,268	682,203
Less current asset retirement obligations	(78,140)	(159,782)

Long-term asset retirement obligations	$569,128	$522,421

10.	Commitments and Contingencies

Lease commitments. The Company entered into a lease for property access rights and compressor space in Wyoming related to the Company’s natural gas gathering system. The expense in 2012 and 2013 was approximately $9,600, which is included in gas gathering operating costs. The Company uses office space and conference room space provided by a director for an annual charge of $3,000 for the years ended December 31, 2012 and 2013.

Legal Proceedings. The Company is subject to the risk of litigation, claims and assessments that may arise in the ordinary course of its business activities, including contractual matters and regulatory proceedings. As of December 31, 2013, the Company was not subject to any pending litigation and management is not currently aware of any asserted or unasserted claims and assessments that may impact the Company’s future results of operations.

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

Concentrations of Credit Risk. The Company maintains its cash in bank accounts that, at times, may exceed federally insured limits. At December 31, 2013, the Company had approximately $1,076,000 of cash in bank accounts that exceeded the $250,000 federally insured limit. The difference between this amount and the amount of cash and equivalents shown in the 2013 consolidated balance sheet is primarily attributable to outstanding checks. The Company has not experienced any losses related to investments in cash and equivalents.

12.	Subsequent Events

A) The Company restructured its debt the terms are as follows:

Bank Line of Credit

On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 28, 2015. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum rate of 6.5%., 3) the note has draw provisions, with the first draw of $479,701, 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a third party, and 5) the personal guarantee of the Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company’s PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks.

Related Party Notes Payable

On January 1, 2014, we memorialized our short-term liabilities into formal promissory notes. These certain outstanding advances and other notes payable are now included in single promissory notes, all have been reported previously in our financial statements. Information concerning these promissory notes is set forth in the table below.

Name of Holder	Position	Principal Amount	Interest Rate	Monthly P&I Payment Amount	Number of Monthly Payments
Donald W. Prosser	CFO & Director	$28,500	7.00%	$564.33	60

Charles B. Davis	COO & Director	$66,500	7.00%	$1,316.78	60

William Stewart	Director	$49,500	7.00%	$980.16	36

The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum.

In addition, we also issued an unsecured promissory note in the amount of $792,151 on January 1, 2014 to DNR Oil & Gas, Inc. (“DNR”) to restructure its existing debt. DNR is a company controlled by one of our directors, Charles B. Davis. The DNR note accrues interest at the rate of 2.50% for the calendar years 2014 and 2015, 4.00% for the calendar year 2016, 6.00% for the calendar year 2017 and 8.00% for the remainder of the term of the DNR note. The DNR note matures on January 1, 2019. The DNR note requires payments as follows:

•	One payment of $250,000 in 2016;

•	One payment of $250,000 in 2017;

•	One payment of $250,000 in 2018; and

•	The balance of principal and accrued interest on or before January 1, 2019.

The DNR note contains customary default and acceleration provisions and provides for a default interest rate of 18% per annum. The DNR note is subordinate to the bank line of credit.

Extension of Existing Promissory Notes

In June 2013, in connection with the conversions of Series A1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. In connection with our new line of credit, we have agreed with the holders of these two existing notes to make a partial prepayment on the principal balance of the Notes in exchange for an extension of the maturity date to January 27, 2015. Information concerning the principal pay down and new maturity date is set forth in the following table.

Name of Holder	Principal Balance Before Pay down	Principal Pay down	Remaining Principal Balance
Burlingame Equity Investors II, LP	$44,000	$17,511	$26,489

Burlingame Equity Investors Master Fund, LP	$506,000	$232,489	$273,511

B) Wyoming Well Participations:

The Company has participated as a working interest owner in three horizontal wells to be drilled in Campbell County, Wyoming in the Turner zone.

The following is a description of the wells.

4)	The Thielen #1-21 is in Section 21 Township 43N. This well is currently being drilled to a total depth of approximately 15,350 including the lateral. The Company will have an approximate 1.06% working interest.

5)	The Thielen #2-21 is in Section 21 Township 43N. This well is scheduled to be drilled in the summer of 2014 and is planned to be drilled to a total depth of approximately 15,330 feet including the lateral. The Company will have an approximate 1.06% working interest.

6)	The Starlight Federal 28H is located in Section 7, Township 43N. This well is scheduled to be drilled in the first quarter of 2014 and is planned to be drilled to a total depth of approximately 15,310 including the lateral. The Company will have an approximate 0.7025% working interest.

The Company has not received any results on the wells other then the drilling has been completed and the information is being evaluated.

C) The Company agreed to repurchase 1,200,000 shares of its Common Stock. The following are the details of the transaction:

On December 10, 2013, Burlingame Equity Investors Master Fund LP (“Burlingame”), a significant stockholder of Arête Industries, Inc. (the “Company”) entered into conditional stock option agreements with Nicholas L. Scheidt, the Company’s Chief Executive Officer and Director, pursuant to which Mr. Scheidt was granted options to purchase up to 1,460,000 shares of Company common stock at $0.19 per share. Mr. Scheidt subsequently assigned the right to purchase 1,200,000 shares to the Company on January 27, 2012. On January 30, 2014, the Company entered into a Direct Stock Purchase Agreement with Burlingame pursuant to which the Company has purchased the 1,200,000 shares of its common stock from Burlingame at a price of $0.19 per share for total consideration of $228,000. In addition, Mr. Scheidt assigned an additional 141,873 shares of Company common stock underlying his option from Burlingame to Donald W. Prosser, the Company’s Chief Financial Officer and Director. Pursuant to this assignment, Mr. Prosser has agreed to purchase the entire 141,873 shares of Company common stock from Burlingame at a price of US $0.19 per share for total consideration of $26,956. Furthermore, of these 141,873 shares, Mr. Prosser has agreed to transfer 57,895 shares to William W. Stewart, a Director of the Company, for $11,000 or $0.19 per share and 13,158 shares to Apex Financial Services Corp, a company controlled by Mr. Scheidt, for $2,500 or $0.19 per share. Finally, Mr. Scheidt has agreed to exercise the remaining 118,127 shares of Company common stock under his option from Burlingame at a price of $0.19 per share for total consideration of $22,444.

14.	Supplementary Oil and Gas Information (unaudited)

Costs Incurred in Oil and Gas Producing Activities

Costs incurred in oil and gas property acquisition exploration and development activities and related depletion, depreciation, amortization and accretion (“DD&A”) per equivalent unit-of-production were as follows for the years ended December 31, 2012 and 2013:

	2012	2013
Acquisition costs:
Unproved properties	$—	$—
Proved properties	296,114	—
Exploration costs	—	—
Development costs	325,034	307,834
Revisions to asset retirement obligations	55,825	34,934

Total costs incurred	$676,973	$342,768

Depletion per BOE of production	$24.08	$19.01

Supplemental Oil and Gas Reserve Information

The reserve information presented below is based on estimates of net proved reserves as of December 31, 2012 and 2013 that were prepared by Ryder Scott Company, the Company’s independent petroleum engineering firm, in accordance with guidelines established by the SEC.

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

Changes in Proved and Probable Reserves

The following table sets forth information regarding the Company’s estimated total proved and Probable and oil and gas reserve quantities for the years ended December 31, 2012 and 2013:

	Oil (Bbl)	Gas (Mcf)	Equivalent (BOE)
Balance, December 31, 2011	375,018	872,301	512,902
Sale of oil and gas reserves in place	(7,950)	—	(7,950)
Revisions in previous estimates	(10,040)	(253,859)	(44,850)
Production	(25,356)	(89,203)	(40,223)

Balance, December 31, 2012	331,672	529,239	419,879
Sale of oil and gas reserves in place	(4,080)	—	(4,080)
Revisions in previous estimates	(60,081)	223,116	(18,229)
Production	(20,517)	(85,567)	(37,778)

Balance, December 31, 2013	246,994	676,788	359,792

Proved reserves, December 31, 2012:
Proved developed	255,264	529,239	343,471

Proved undeveloped	76,408	—	76,408

Proved reserves, December 31, 2013:
Proved developed	184,349	668,489	295,764

Proved undeveloped	62,645	8,299	64,028

Probable Reserves, December 31, 2012	6,705	—	6,705

Probable Reserves, December 31, 2013	8,800	3,223	9,337

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

As of December 31, 2013, future cash inflows were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December of 2013, which resulted in benchmark prices of $96.78 per barrel for crude oil and $3.67 per MMbtu for natural gas. Prices were further adjusted for transportation, quality and basis differentials, which resulted in an average price used as of December 31, 2013 of $87.49 per barrel of oil and $5.86 per Mcf for natural gas.

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

Future income tax expenses are computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves. Net operating losses incurred in oil and gas producing activities are utilized to reduce taxable income. Permanent differences in oil and gas related tax credits and allowances are recognized, if reasonably estimable.

A 10% annual discount rate was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves. The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves as of December 31, 2012 and 2013:

	2012	2013
Future cash inflows	$29,863,700	$25,573,856
Future production costs	(13,170,117)	(10,493,071)
Future development costs	(862,692)	(880,485)
Future income taxes	(2,911,225)	(2,490,706)

Future net cash flows	12,919,666	11,709,594
10% annual discount	(5,886,476)	(5,554,947)

Discounted future net cash flows	$7,033,190	$6,154,647

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

A summary of changes in the standardized measure of discounted future net cash flows is as follows for the years ended December 31, 2012 and 2013:

	2012	2013
Standardized measure of discounted future net cash flows, beginning of year	$8,342,000	$7,033,190
Sales of oil and gas, net of production costs and taxes	(1,243,343)	(1,359,448)
Purchases of reserves in place	—	—
Sales of reserves in place	(238,347)	(160,748)
Changes in development costs	129,194	(7,872)
Revisions of previous estimates	(1,013,042)	(524,566)
Changes in prices and production costs	(729,103)	492,325
Net changes in income taxes	951,631	(21,553)
Accretion of discount	834,200	703,319

Standardized measure of discounted future net cash flows, end of year	$7,033,190	$6,154,647

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with the disclosure requirement under the Exchange Act and the rules and regulations promulgated thereunder.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

•	Our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert,

•	We have not developed and effectively communicated our accounting policies and procedures, and

•	Our controls over financial statement disclosures were determined to be ineffective.

Changes in Internal Control Over Financial Reporting.

The annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.

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

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors named below were elected for one-year terms. Officers hold their positions at the discretion of the Board of Directors absent any employment agreements, none of which currently exist or are contemplated. The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

Name and Address	Age	First Became Officer and/or Director	Position(s)
Donald W. Prosser 7260 Osceola Street Westminster, CO 80030	63	September 2003	Chairman and Chief Financial Officer

Nicholas Scheidt 7260 Osceola Street Westminster, CO 80030	53	November 2012	Director and Chief Executive Officer

Charles B. Davis 7260 Osceola Street Westminster, CO 80030	56	October 2007	Director and Chief Operating Officer

Charles L. Gamber 7260 Osceola Street Westminster, CO 80030	64	September 2003	Director and Secretary

William W. Stewart 7260 Osceola Street Westminster, CO 80030	53	December 2001	Director and Assistant Secretary

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

Nicholas L. Scheidt

Mr. Scheidt joined the Company’s Board of Directors in November of 2012, and became the Chief Executive Officer in May 2013, and as a member of the Company’s Audit, Nomination and Compensation Committees. Mr. Scheidt has served as President and Chairman of Apex Financial Services Corp (aka Apex Realty Investments Inc.) since 1983; he has served on the Board of Directors of Truck Wash Inc. since 1989; he has served on the Board of Directors of Out Reach Housing Corporation since 1992 and he has served as Chief Financial Officer of Truck Wash Inc. since 1995.

Board Committees

Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board of Directors met five times during the year 2013.

Director Independence

Our common stock is listed on the OTC Markets under the QB tier, which does not have director independence requirements. For purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independence” as defined under Rule 4200(a)(15): Charles L. Gamber and William W. Stewart.

Audit, Compensation and Nominating Committees

As noted above, our common stock is listed on the OTC Markets, which does not require companies to maintain audit, compensation or nominating committees consisting solely of independent directors. Nonetheless, we maintain an audit, compensation and nominating committee, although the membership on these committees does not solely consist of independent directors.

Audit Committee

The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met four times during the year 2013.

Audit Committee Financial Expert

The Board has determined that Mr. Prosser is an audit committee financial expert; however, he is not independent within the meaning of Regulation S-K.

Nominating Committee

The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on the Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the year 2013.

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

Shareholder Communications.

We do not have a formal shareholder communications process. Shareholders are welcome to communicate with the Company by forwarding correspondence to Arête Industries, Inc., Board of Directors, 7260 Osceola Street, Westminster, Colorado 80030, Attention: Donald W. Prosser, CFO and Director.

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

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

We do not currently have any full time or part time employees. Our three executive officers, who are also directors, did not receive any salary or other compensatory benefits during 2012 or 2013 in their capacity as officers. During 2012 and 2013, we used independent contractors, consultants, attorneys and accountants as necessary, to complement services for operations and regulatory filings.

We paid cash to Donald W. Prosser, P.C. CPA, of $50,000 for 2012 and no cash for 2013 for accounting and regulatory filing services. Mr. Prosser is our Chief Financial Officer and Director. We also paid Charles Davis $30,000 in 2012 for providing us with management services relating to our oil and gas properties. We also issued common stock to Mssrs. Prosser and Davis with a fair value of $30,000 each for 2012. See also “Certain Relationships and Related Transactions” for further information regarding certain transactions with our officers.

Equity Awards

We do not maintain any equity award plans. Accordingly, there were no stock grants, options or other equity awards to our two executive officers in their capacity as officers.

Compensation of Directors.

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our non-employee Directors during the fiscal year ended December 31, 2013.

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles Davis	—	450	—	—	450
Charles Gamber	—	450	—	—	450
Donald W. Prosser	—	450	—	—	450
William Stewart	—	450	—	—	450
Nicholas Scheidt	—	450	—	—	450

(1)	Our Directors are entitled to 300 shares of the Company’s common stock for each meeting attended. The fee was payable at the end of each calendar quarter and was calculated based on the closing price of our common stock as reported by the OTC Market as of the last day of each quarter. Each of the Company’s five directors attended five meetings resulting in an obligation for the Company to issue an aggregate of 9,760 shares with an estimated fair value of $2,250.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 31, 2014 by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of common stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Charles Davis, Director/COO 7260 Osceola Street Westminster, Colorado 80030,	Direct	2,076,534	16.70%
Common Stock	Charles L. Gamber, Director/Secretary 7260 Osceola Street Westminster, Colorado 80030,	Direct	20,159	0.19%
Common Stock	Nicholas L. Scheidt, Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	1,629,864	13.14%
Common Stock	Donald W. Prosser, Chairman, CFO 7260 Osceola Street Westminster, Colorado 80030,	Direct	883,796	7.12%
Common Stock	William W. Stewart, Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	156,554	1.26%

Common Stock	Directors and Officers as a Group (5 persons)	Total:	4,766,907	38.42%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our officers and directors have advanced funds to pay for necessary expenses and costs of the Company. The following are the advances from the officers and directors as of December 31, 2012 and 2013 are unsecured and due on demand:

	2012	2013
Advances – Donald W. Prosser , CEO & Director 9.7% Interest	$20,000	$20,000
Advances – Donald W. Prosser 8% Interest	2,882	4,984
Note payable– Fairfield Management Group (Donald W. Prosser) 7.50% Interest	150,000	150,000
Advances – William W. Stewart 8% Interest	10,000	10,000
Advances – William W. Stewart 9.7% Interest	25,000	25,000
Note Payable – Apex Financial Services (Nicholas L Scheidt) 7.5% Interest	261,109	714,488
Advances – Charles B. Davis 9.7% Interest	40,000	40,000

Balances	$508,991	$964,472

We had related party payables of accrued interest to the officers and directors above of $52,008 at December 31, 2013.

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

Notwithstanding the foregoing, the maximum increase in purchase price is limited to a maximum of $25 million. Due to sales of some of the properties to unrelated third parties and additional purchase price payable due because the $90 and $100 oil price thresholds were exceeded for 61 consecutive days, the maximum future consideration was reduced to approximately $19.8 million as December 31, 2013.

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

On September 29, 2011, as part of our convertible preferred stock private placement of $5.225 million, Mr. Davis purchased 100 shares of our convertible preferred stock for $1 million. On September 29, 2011, as part of our convertible preferred stock private placement of $5.225 million, Mr. Scheidt purchased 100 shares of our convertible preferred stock for $1 million. Effective June 28, 2013, a number of holders of Arête Industries, Inc.’s (the “Company”) 15% Series A1 Convertible Preferred Stock (“Series A1 Preferred Stock”) elected to convert shares of such stock into the Company’s common stock at a deemed conversion price of $0.75 per common share. In connection with those conversions, the Company agreed to reduce the deemed conversion price from $3.35 per common share to $0.75 per common share and all such holders agreed to waive all dividend rights on their shares of Series A1 Preferred Stock subsequent to March 30, 2013. Mr. Davis and Mr. Scheidt elected to convert their preferred stock under these terms. Mr. Davis and Mr. Scheidt received 1,333,333 shares each this agreement.

On September 29, 2012, the Company borrowed $425,000 from an affiliate of a stockholder and director under a note agreement that provides for interest at the stated annual rate of 12% (and an effective annual rate of 17.8%) with unpaid principal and interest due on December 31, 2013. The outstanding principal balance as of December 31, 2012 was $261,109 principal and $5,064 interest due and was paid in full April 29, 2013.

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of December 31, 2013 was $714,488 and interest due in the amount of $5,565.

On January 1, 2014, we memorialized our short-term liabilities into formal promissory notes. These certain outstanding advances and other notes payable are now included in single promissory notes, all have been reported previously in our financial statements. Information concerning these promissory notes is set forth in the table below.

Name of Holder	Position	Principal Amount	Interest Rate	Monthly P&I Payment Amount	Number of Monthly Payments
Donald W. Prosser	CFO & Director	$28,500	7.00%	$564.33	60

Charles B. Davis	COO & Director	$66,500	7.00%	$1,316.78	60

William Stewart	Director	$49,500	7.00%	$980.16	36

The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum.

In addition, we also issued an unsecured promissory note in the amount of $792,151 on January 1, 2014 to DNR Oil & Gas, Inc. (“DNR”) to restructure its existing debt. DNR is a company controlled by one of our directors, Charles B. Davis. The DNR note accrues interest at the rate of 2.50% for the calendar years 2014 and 2015, 4.00% for the calendar year 2016, 6.00% for the calendar year 2017 and 8.00% for the remainder of the term of the DNR note. The DNR note matures on January 1, 2019. The DNR note requires payments as follows:

•	One payment of $250,000 in 2016;

•	One payment of $250,000 in 2017;

•	One payment of $250,000 in 2018; and

•	The balance of principal and accrued interest on or before January 1, 2019.

The DNR note contains customary default and acceleration provisions and provides for a default interest rate of 18% per annum. The DNR note is subordinate to the bank line of credit.

On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 15, 2015 at a unrelated bank. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum rate of 6.5%, 3), the note has draw provisions, with the first draw of $479,701, 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a third party, and 5) the personal guarantee of the Nicholas Scheidt, Chief Executive Officer.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following relate to aggregate fees billed for the last two fiscal years by the Company’s principal accountants concerning the Company’s: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the following:

1. Audit Fees. $43,100 (2012) and $44,850 (2013)

2. Audit-Related Fees. $30,500 (2012) and $1,318 (2013)

3. Tax Fees. $-0- (2012 and 2013)

4. All Other Fees. $-0- (2012 and 2013)

5.(i) The Company’s Audit Committee’s pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:

Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Causey Demgen and Moore P.C. in 2012 and 2013 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors’ services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

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

PART IV

Item 15. EXHIBITS

The following exhibits are filed with, or incorporated by reference in, this registration statement:

Exhibit Number	Description

3.1	Restated Articles of Incorporation with Amendment adopted by shareholders on September 1, 1998 (filed as Exhibit 3.1 to Form 10-KSB for the year ended December 31, 1998 (filed with the SEC on April 16, 1999), and incorporated herein by reference).

3.2	Articles of Amendment to the Articles of Incorporation of Arête Industries, Inc. – Preferences, Limitations and Relative Rights of 15% Series A1 convertible preferred stock (filed as Exhibit 3.1 to Form 8-K dated September 30, 2011, and incorporated herein by reference.)

3.2(a)	Articles of Amendment to Articles of Incorporation dated May 29, 2012 – Preferences, Limitations and Relative Rights of 15% Series A1 Convertible Preferred Stock (filed as Exhibit 3.2(a) to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference.)

3.3	Bylaws (filed as Exhibit 3.3 to Form 10-K for the year ended December 31, 2010 and filed with the SEC on March 30, 2011.)

10.1	Purchase and Sale Agreement among Tucker Family Investment LLLP, DNR Oil & Gas, Inc., Tindall Operating Company and Arête Industries, Inc., dated May 25, 2011 (filed as Exhibit 10.4 to Form 8-K dated May 25, 2011, and incorporated herein by reference.)

10.2	Security Agreement among Tucker Family Investment LLLP, DNR Oil & Gas, Inc., Tindall Operating Company and Arête Industries, Inc., dated May 25, 2011 (filed as part of Exhibit 10.4 to Form 8-K dated May 25, 2011, and incorporated herein by reference.)

10.3	Purchase agreement with PRB for purchase of pipeline (filed as Exhibit 10.1 to Form 8-K dated September 18, 2006, and incorporated herein by reference.)

10.4	Amended and Restated Purchase and Sale Agreement among Tucker Family Investment LLLP, DNR Oil & Gas, Inc., Tindall Operating Company and Arête Industries, Inc., dated July 29, 2011 (filed as Exhibit 10.5 to Amendment No. 1 to Form 8-K dated May 25, 2011 (filed with the SEC on August 5, 2011), and incorporated herein by reference.)

10.5	First Amendment to the Amended and Restated Purchase and Sale Agreement among Tucker Family Investment LLLP, DNR Oil & Gas, Inc., Tindall Operating Company and Arête Industries, Inc., dated August 12, 2011 (filed as Exhibit 10.8 to Amendment No. 1 to Form 8-K/A dated August 12, 2011 (filed with the SEC on August 18, 2011), and incorporated herein by reference.)

10.6	Second Amendment to the Amended and Restated Purchase and Sale Agreement among Tucker Family Investment LLLP, DNR Oil & Gas, Inc., Tindall Operating Company and Arête Industries, Inc., dated September 16, 2011 (filed as Exhibit 10.9 to Form 8-K dated September 16, 2011, and incorporated herein by reference.)

10.7	Promissory Note due to Pikerni, LLC ($250,000) (filed as Exhibit 10.7 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

10.8	Promissory Note due to Fairfield Management Group, LLC ($150,000) (filed as Exhibit 10.8 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

10.9	Amended and Restated Contract Operator Agreement between DNR Oil & Gas, Inc. and Arête Industries, Inc. (filed as Exhibit 10.9 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

10.10	Agreement regarding Increase in Payments in respect of Amended and Restated Purchase and Sale Agreement (Exhibit C) (filed as Exhibit 10.10 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

10.11	Promissory Note due to Apex Financial Services Corp. ($455,000) and Assignment of Proceeds (filed as Exhibit 10.11 to Amended Registration Statement on Form S-1 filed on October 26, 2012, and incorporated herein by reference)

10.12	Promissory Note due to Apex Financial Services Corp. dated April 2, 2013 (filed as Exhibit 10.12 to Form 8-K dated May 3, 2013, and incorporated herein by reference.)

10.13	Notice of Conversion by Burlingame Equity Investors II, LP, dated June 28, 2013 (filed as Exhibit 10.13 to Form 8-K dated July 5, 2013, and incorporated herein by reference.)

10.14	Notice of Conversion by Burlingame Equity Investors Master Fund, LP, dated June 28, 2013 (filed as Exhibit 10.14 to Form 8-K dated July 5, 2013, and incorporated herein by reference.)

10.14	Notice of Conversion by Burlingame Equity Investors Master Fund, LP, dated June 28, 2013 (filed as Exhibit 10.14 to Form 8-K dated July 5, 2013, and incorporated herein by reference.)

10.15	Promissory Note - Burlingame Equity Investors II, LP, dated June 28, 2013 (filed as Exhibit 10.15 to Form 8-K dated July 5, 2013, and incorporated herein by reference.)

10.16	Promissory Note - Burlingame Equity Investors Master Fund, LP, dated June 28, 2013 (filed as Exhibit 10.16 to Form 8-K dated July 5, 2013, and incorporated herein by reference.)

10.17	Form of Notice of Conversion for holders of Series A1 Preferred Stock other than Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP (filed as Exhibit 10.17 to Form 8-K dated July 5, 2013, and incorporated herein by reference.)

10.18	Promissory Note, Dated January 28, 2014 City Wide Bank (filed as Exhibit 10.18 to Form 8-K dated February 3, 2014, and incorporated herein by reference.)

10.19	Promissory Note, Dated January 28, 2014 Donald W Prosser (filed as Exhibit 10.19 to Form 8-K dated February 3, 2014, and incorporated herein by reference.)

10.20	Promissory Note, Dated January 28, 2014 Charles B Davis (filed as Exhibit 10.20 to Form 8-K dated February 3, 2014, and incorporated herein by reference.)

10.21	Promissory Note, Dated January 28, 2014 William Stewart (filed as Exhibit 10.21 to Form 8-K dated February 3, 2014, and incorporated herein by reference.)

10.22	Promissory Note, Dated January 28, 2014 DNR Oil & Gas, Inc. (filed as Exhibit 10.22 to Form 8-K dated February 3, 2014, and incorporated herein by reference.)

10.23	Extension of Burlingame Equity Investors II, LP Promissory Note, Dated January 28, 2014 (filed as Exhibit 10.23 to Form 8-K dated February 3, 2014, and incorporated herein by reference.)

10.24	Extension of Burlingame Equity Investors Master Fund, LP Promissory Note, Dated January 28, 2014 (filed as Exhibit 10.24 to Form 8-K dated February 3, 2014, and incorporated herein by reference.)

10.25	Direct stock purchase agreement between Arête Industries, Inc. and Burlingame Equity Investors Master Fund LP dated January 30, 2014 (filed as Exhibit 10.25 to Form 8-K dated February 21, 2014, and incorporated herein by reference.)

14	Code of Business Conduct and Ethics (filed as Exhibit 14 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

21	List of Subsidiaries (filed as Exhibit 21 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

23.1	Consent of Ryder Scott Company*

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350. *

99.1	Reserve Estimate Report of Ryder Scott Company *

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

Arête Industries, Inc.

April 14, 2014	By:	/s/ Nicholas L. Scheidt
Nicholas L. Scheidt,
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles L. Gamber Charles L. Gamber	Secretary and Director	April 14, 2014

/s/ Donald W. Prosser Donald W. Prosser	Chairman of the Board and Chief Financial Officer	April 14, 2014

/s/ Nicholas L. Scheidt Nicholas L. Scheidt	Director and Chief Executive Officer	April 14, 2014

/s/ William Stewart William Stewart	Director	April 14, 2014