Form 10-Q
period 2014-03-31
ARETE INDUSTRIES INC
filed 2014-05-16
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No (1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 15, 2014, the Registrant had 12,408,459 shares of common stock issued and outstanding.

(1)	Explanatory Note: The Company is a voluntary filer with the Securities & Exchange Commission but it has filed all Exchange Act reports for the preceding 12 months.

ARÊTE INDUSTRIES, INC.

Part 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2013 and March 31, 2014

	2013	2014
ASSETS
Current Assets:
Cash and equivalents	$476,323	$128,568
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	230,029	217,317
Other	2,368	2,368
Prepaid expenses and other	38,177	59,959

Total Current Assets	746,897	408,212

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	9,555,897	9,733,354
Unevaluated properties	314,336	314,336
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522

Total property and equipment	10,334,950	10,512,407
Less accumulated depreciation, depletion and amortization	(2,094,337)	(2,218,659)

Net Property and Equipment	8,240,613	8,293,748

TOTAL ASSETS	$8,987,510	$8,701,960

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2013 and March 31, 2014

	2013	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Operator fees and other	$36,000	$36,000
Unrelated parties	17,806	61,915
Notes and advances payable - current portion:
Directors and affiliates	717,833	178,273
Unrelated parties	325,000	997,641
Accrued interest expense	52,242	11,037
Director fees payable in common stock	450	450
Current portion of asset retirement obligations	159,782	161,423
Other accrued costs and expenses	57,210	69,244

Total Current Liabilities	1,366,323	1,515,983

Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	250,000	250,000
Notes and advances payable, net of current portion:
DNR Oil & Gas, Inc.	792,151	792,151
Directors and affiliates	246,639	265,146
Unrelated parties	425,000	—
Asset retirement obligations, net of current portion	522,421	537,318

Total Long-Term Liabilities	2,236,211	1,844,615

Total Liabilities	3,602,534	3,360,598

Commitments and Contingencies (Notes 3, 4, 10 and 13)
Stockholders’ Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, issued and outstanding 10 shares in 2012 and 2013, liquidation preference of $111,250 in 2013 and $115,000 in 2014	95,451	95,451
Series 2; authorized 2,500 shares, no shares issued and outstanding in 2013 and 2014	—	—
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 13,608,459 in 2013 and 12,408,459 in 2014	21,488,387	21,260,387
Accumulated deficit	(16,198,862)	(16,014,476)

Total Stockholders’ Equity	5,384,976	5,341,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,987,510	$8,701,960

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarters Ended March 31, 2013 and 2014

	2013	2014
Revenues:
Oil and natural gas sales	$457,725	$495,751
Sale of oil and natural gas properties	949	163,657
Royalty revenue	—	807

Total revenues	458,674	660,215

Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	187,807	161,368
Production taxes	35,837	33,057
Depreciation, depletion, amortization and accretion	172,602	129,663
Gas gathering:
Operating expenses	3,543	3,985
Depreciation	11,055	11,055
General and administrative expenses:
Director fees	450	—
Investor relations	30,897	5,565
Legal, auditing and professional services	30,590	44,048
Consulting and executive services:
Related parties	30,750	30,000
Other administrative expenses	21,370	21,775
Depreciation	285	143

Total operating expenses	525,186	440,659

Operating income (loss)	(66,512)	219,556
Other income (expense):
Interest income	1	—
Interest expense	(25,496)	(35,170)

Income (loss) before income taxes	(92,007)	184,386
Income tax benefit (expense)	—	—

Net income (loss)	$(92,007)	$184,386

Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$(92,007)	$184,386
Accrued preferred stock dividends	(195,875)	(3,750)

Net income (loss) applicable to common stockholders	$(287,882)	$180,636

Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

Weighted Average Number of Common Shares Outstanding:
Basic	7,980,000	12,810,000

Diluted	7,980,000	12,810,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Quarter Ended March 31, 2014

	Class A Preferred Stock		Common Stock		Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2013	10.0	$95,451	13,608,459	$21,488,387	$(16,198,862)	$5,384,976
Redeemed common stock			(1,200,000)	(228,000)		(228,000)
Net income	—	—	—	—	184,386	184,386

Balances, March 31, 2014	10.0	$95,451	12,408,459	$21,260,387	$(16,014,476)	$5,341,362

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarters Ended March 31, 2013 and 2014

	2013	2014
Cash Flows from Operating Activities:
Net income (loss)	$(92,007)	$184,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	167,648	124,322
Accretion of discount on asset retirement obligations	16,294	16,538
Gain on sale of oil and gas properties	(949)	(163,657)
Changes in operating assets and liabilities:
Accounts receivable	(106,769)	66,616
Prepaid expenses and other	29,669	(21,782)
Accounts payable	159,917	44,108
Accrued costs and expenses	(37,540)	15,345

Net cash provided by operating activities	136,263	265,876

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(179,616)	(177,456)
Proceeds from sale of oil and gas properties	949	109,753

Net cash used in investing activities	(178,667)	(67,703)

Cash Flows from Financing Activities:
Redeem common stock	—	(228,000)
Proceeds from notes and advance payable	40,000	497,641
Principal payments on notes payable	(569)	(815,569)

Net cash provided by (used in) financing activities	39,431	(545,928)

Net decrease in cash and equivalents	(2,973)	(347,755)
Cash and equivalents, beginning of period	6,921	476,323

Cash and equivalents, end of period	$3,948	$128,568

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,750	$28,108

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Preferred stock dividends declared	$391,875	$—

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2013 and March 31, 2014, and the results of operations, changes in stockholders’ equity, and cash flows for the quarters ended March 31, 2013 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company’s 2013 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K.

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

Earnings per share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series 1 preferred stock that is convertible into common stock at an exchange price of $3.30 per common share. As of March 31, 2014, the convertible preferred stock had an aggregate liquidation preference of $115,000 and was convertible to 34,848 shares of common stock. These shares were excluded from the earnings per share calculation because it was anti-dilutive to assume conversion at the beginning of the quarter, which would have eliminated preferred dividends from the earnings per share calculation.

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

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

3.	Disposition of Oil and Gas Properties

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

The Company has received results on the first two of the wells and these results have been included in this filing. We do not have results on the third well other then the drilling has been completed and the information is being evaluated.

4.	Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $7.7 million which expire in 2015 through 2032. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the quarter ended March 31, 2014, the Company did not recognize any income tax benefit due to the valuation allowance.

5.	Stock transactions and preferred stock dividends

During the quarter ended March 31, 2014, the Company did not issue any common stock for compensation or services. The Board of Directors has not declared the semi-annual dividend payable to preferred shareholders of record as of March 31, 2014.

The Company agreed to repurchase 1,200,000 shares of its Common Stock. The following are the details of the transaction:

On December 10, 2013, Burlingame Equity Investors Master Fund LP (“Burlingame”), a significant stockholder of Arête Industries, Inc. (the “Company”) entered into conditional stock option agreements with Nicholas L. Scheidt, the Company’s Chief Executive Officer and Director, pursuant to which Mr. Scheidt was granted options to purchase up to 1,460,000 shares of Company common stock at $0.19 per share. Mr. Scheidt subsequently assigned the right to purchase 1,200,000 shares to the Company on January 27, 2014. On January 30, 2014, the Company entered into a Direct Stock Purchase Agreement with Burlingame pursuant to which the Company has purchased the 1,200,000 shares of its common stock from Burlingame at a price of $0.19 per share for total consideration of $228,000. In addition, Mr. Scheidt assigned an additional 141,873 shares of Company common stock underlying his option from Burlingame to Donald W. Prosser, the Company’s Chief Financial Officer and Director. Pursuant to this assignment, Mr. Prosser agreed to purchase the entire 141,873 shares of Company common stock from Burlingame at a price of US $0.19 per share for total consideration of $26,956. Furthermore, of these 141,873 shares, Mr. Prosser agreed to transfer 57,895 shares to William W. Stewart, a Director of the Company, for $11,000 or $0.19 per share and 13,158 shares to Apex Financial Services Corp, a company controlled by Mr. Scheidt, for $2,500 or $0.19 per share. Finally, Mr. Scheidt agreed to exercise the remaining 118,127 shares of Company common stock under his option from Burlingame at a price of $0.19 per share for total consideration of $22,444.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

6.	Contracts Payable

The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 800,000 shares of Common Stock valued at $500,000. The contract was for a period of three years and the fair value of the services were amortized ratably over the service period. Accordingly, the Company recognized a charge to investor relations expense of $27,778 and $0 for the quarters ended March 31, 2013 and 2014, respectively.

7.	Notes and advances payable

Notes payable consist of the following as of December 31, 2013 and March 31, 2014:

	2013	2014
Officers, directors and affiliates:
Notes and advances payable, interest at 8.0%, due on demand	$14,984	$—
Notes and advances payable, interest at 9.7%, due on demand	85,000	—
Note payable, interest at 7.0%, due March 2015	150,000	150,000
Notes payable, interest 7.0%, due January 2017 or January 2019	—	140,451
Notes payable, interest varies (see explanation below)	—	792,151
Collateralized note payable (see below)	714,488	152,968

Total officers, directors and affiliates	964,472	1,235,570
Less: Current portion of officers, directors, and affiliates	717,833	178,273

Long-term portion of officers, directors, and affiliates	$246,639	$1,057,297

Unrelated parties:
Notes payable, interest at 7.5%, due March 2015	200,000	200,000
Note payable, interest variable (see below)	—	497,641
Notes payable, interest at 7.0%, due January 2015	44,000	26,489
Notes payable, interest at 7.0%, due January 2015	506,000	273,511

Total unrelated parties	750,000	997,641
Less: Current portion of unrelated parties	325,000	997,641

Long-term portion of unrelated parties	$425,000	$—

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of March 31, 2014 was $152,968.

On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 15, 2015. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum rate of 6.5%., the note has draw provisions, with the first draw of $479,701, 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a third party, and 5) the personal guarantee of the Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company’s PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. The outstanding principal balance as of March 31, 2014 was $497,641.

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

The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum. The outstanding principal balances as of March 31, 2014 was $140,451.

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

The DNR note contains customary default and acceleration provisions and provides for a default interest rate of 18% per annum. The outstanding principal balance as of March 31, 2014 was $792,151.

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

March 31, 2014

Name of Holder	Principal Balance Before Pay down	Principal Pay down	Remaining Principal Balance
Burlingame Equity Investors II, LP	$44,000	$17,511	$26,489
Burlingame Equity Investors Master Fund, LP	$506,000	$232,489	$273,511

All of the notes payable shown above are unsecured, except the Apex note. Accrued interest on notes and advances payable amounted to $52,242 as of December 31, 2013 and $11,037 as of March 31, 2014.

8.	Asset retirement obligations (ARO)

A reconciliation of the Company’s asset retirement obligations for the quarter ended March 31, 2014, is as follows:

Balance, December 31, 2013	$682,203
Liabilities incurred	—
Accretion expense	16,538
Revisions to estimate	—

Balance, March 31, 2014	698,741
Less current asset retirement obligations	(161,423)

Long-term asset retirement obligations	$537,318

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

It is our desire to provide an understanding of the Company’s past performance, its financial condition and its prospects for the future. Accordingly, we will discuss and provide our analysis of the following:

•	Critical accounting policies;

•	Results of operations;

•	Liquidity and capital resources;

•	Contractual obligations

•	Off-Balance Sheet Arrangements

•	New accounting pronouncements.

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

Revenue Recognition

We record revenue from the sale of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we will record revenue for our share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at March 31, 2014 were not material.

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

Stock-based Compensation

We have not granted any stock options or warrants during the quarters ended March 31, 2013 and 2014, and no options or warrants were outstanding at any time during 2013 and 2014. We issued shares of common stock for services performed by officers, directors and unrelated parties during 2013 and we expect to issue shares for services in the future. We recorded these transactions based on the value of the services or the value of the common stock, whichever was more readily determinable.

Results of Operations for the Quarters Ended March 31, 2013 and 2014

To date, inflation has not had a material impact on our operations. Presented below is a discussion of our results of operations for the Quarters Ended March 31, 2013 and 2014.

Oil and Gas Producing Activities

The results of our producing oil and gas properties in Wyoming, Colorado, Kansas and Montana are presented below is a summary of our oil and gas operations for the quarters ended March 31, 2013 and 2014:

	2013	2014
Oil Sales	$359,794	$385,072
Natural Gas Sales	97,931	110,679

Total Revenue	457,725	495,751
Production Taxes	(35,837)	(33,057)
Lease Operating Expense	(187,807)	(161,368)
Depreciation, depletion, amortization and accretion	(172,602)	(129,663)

Net	$61,478	$171,663

Net barrels of oil sold	4,389	4,978
Net mcf of gas sold	20,620	18,066
Average price for oil	$81.98	$77.45

Average price for gas	$4.74	$6.13

Lease operating expense per BOE	$23.99	$20.20

DD&A per BOE	$22.06	$16.23

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average oil price for the first quarter of 2013 was $81.98 per barrel but ranged from a low of $78.10 for March and a high of $85.82 for February. The average oil price for the first quarter of 2014 was $77.45 per barrel but ranged from a low of $72.68 for January to a high of $81.76 for February. We produced 900 more barrels of oil in the first quarter of 2014 compared to 2013, however bad weather did not allow for the oil to be picked up. The average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $4.74 per Mcf for the first quarter of 2013 but ranged from a low of $4.34 per Mcf for February to a high of $4.82 per Mcf for January. Our average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $6.13 per Mcf for the first quarter of 2014 but ranged from a low of $5.25 per Mcf for February to a high of $6.48 per Mcf for January.

Production taxes were approximately 8% of our oil and gas sales for the first quarters of 2013 and 2014. Lease operating expense averaged $23.99 per Barrel of Oil Equivalent (“BOE”), whereby six Mcf of gas are equal to one barrel of oil, for the first quarter of 2013. Lease operating expense averaged $20.20 per Barrel of Oil Equivalent (“BOE”) for the same period 2014. Many of the wells included in our acquisition have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred. For the first quarter of 2013, we incurred approximately $71,000 for workovers, well service units and repairs which accounted for approximately $9.06 per BOE of our lease operating expenses that was capitalized based on increased production the wells. For the first quarter of 2014, we incurred approximately $98,000 for workovers, well service units and repairs which accounted for approximately $12.27 per BOE that were capitalized.

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

During the first quarter 2014 we sold our share of the three new wells were participating for a promote fee that equals $163,657 and we are still participating in a part of each of the well. We expect to periodically evaluate our portfolio of properties and sell additional properties if we believe a sale can be completed on terms that provide attractive returns.

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We had no revenues for the first quarters of 2013 and 2014, due to low natural gas prices which resulted in all wells in the field being shut-in since June 2011.

Presented below is a summary of operating costs for the quarters ended March 31, 2013 and 2014:

	2013	2014
Related party- cost of production	$—	$—

Unrelated parties:
Compressor rental	—	—
Pumper costs	—	—
Transportation	—	—
Property taxes	1,275	1,117
Land rent, utilities, repairs and other	2,268	2,868

Total unrelated party costs	3,543	3,985

Total	$3,543	$3,985

Depreciation expense related to the gas gathering system was $11,055 for the first quarter of both 2013 and 2014.

In July 2011, we acquired the entire field of coal bed methane wells as part of our $11 million acquisition. While these wells are not economic at current prices being received for natural gas related to the production capability from the existing geologic formation, we have geologic and engineering data that suggest substantial gas reserves exist on these properties by drilling new wells and/or recompleting the existing wells to several new geologic formations. We expect to further evaluate these properties and, if warranted, execute our development plans within the next three years is seeking to exploit the value of the properties and the gas gathering system. As of March 31, 2013, the capitalized cost of the coal bed methane leases is $248,295 and the net capitalized cost of the gas gathering system is $178,252. As of March 31, 2014, the capitalized cost of the coal bed methane leases is $248,295 and the net capitalized cost of the gas gathering system is $134,032.

General and Administrative

Presented below is a summary of general and administrative expenses for the quarters ended March 31, 2013 and 2014:

	2013	2014	Change
Director fees	$450	$—	$(450)
Investor relations	30,897	5,565	(25,332)
Legal, auditing and transfer agent	30,590	44,048	13,458
Accounting, financial reporting and rent- related party	750	—	(750)
Consulting fees:
Related parties	30,000	30,000	—
Unrelated parties	—	—	—
Other administrative expense	21,370	21,775	405
Depreciation	285	143	(142)

Total general and administrative expenses	$114,342	$101,531	$(12,811)

General and administrative expenses decreased by $12,811 in 2014 compared to 2013, primarily due to an effort by management to cut costs. The management has provided accounting services and all needed administrative services for compliance with regulatory agencies and no cost to the Company.

The monthly charge of $10,000 under an agreement with DNR, whereby executive level expertise is provided for our existing and prospective oil and properties. The total monthly charge under the operating agreement is $18,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

Income (loss) from operations

Income from operations for the first quarter of 2014 was $219,556 compared to a loss of $66,512 for the first quarter of 2013. The increase in income was primarily due to the gain on sale of oil and gas properties of $163,657, as well as the items discussed above relating to the oil and natural gas operations, gas gathering activities, and general and administrative expenses.

Interest Expense

Interest expense increased $9,674 in the first quarter of 2014 to $35,170, from $25,496 in the first quarter of 2013.

Liquidity and Capital Resources

We had a working capital deficit as of March 31, 2014 of $1,107,771, compared to a working capital deficit of $619,426 at December 31, 2013. The approximate $488,000 increase in our working capital deficit resulted from a decrease in cash from redeeming common stock and an increase in current liabilities after a restructuring of the Company’s debt.

We generated positive operating cash flow of $265,877 for the first quarter of 2014 compared to operating cash flow of approximately $136,263 for the first quarter of 2013.

For the first quarter of 2014, we used $177,456 of cash flows related to investing activities for capital expenditures. For the first quarter of 2013, we used $179,616 of cash flows related to investing activities for capital expenditures.

For the first quarter of 2013, we had net borrowings of approximately $40,000. These funds were needed to fund current bills and were provided by the CFO. For the first quarter of 2014, we had net cash financing activities use of $545,928 as we borrowed $497,641 and repaid borrowings of $815,569.

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

The Company has received results on the first two of the wells and these results have been included in this filing. We do not have results on the third well other then the drilling has been completed and the information is being evaluated.

As of March 31, 2014, we had cash and equivalents of approximately $129,000 and approximately $220,000 in receivables due from oil and natural gas operations in the next 60 days. We have a working capital loan for $1,500,000 and we have borrowed $500,000 and have a $1,000,000 available to use for growth. We also expect to evaluate acquisitions that are consistent with our business objective of acquiring interests in traditional oil and gas ventures, and seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas.

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

Contractual Obligations and Commercial Commitments

As of March 31, 2014, we have future minimum lease payments of approximately $6,000. This amount is payable during the years ending March 31, 2015, 2016, 2017, 2018 and after 2019 in the amounts of $1,000, in each year.

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

Due to consideration retained by the related party sellers from sales of properties through the first quarter of 2012, and $500,000 of consideration payable in December 2012 due to a sustained increase in oil prices over $100 per barrel, and the sale of a third property in December 2013 the maximum future consideration has been reduced by approximately $5.8 million to $19.2 million as of March 31, 2014.

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

Item 4 - Controls and Procedures

As of March 31, 2014, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, and (iii) our controls over financial statement disclosures were determined to be ineffective.

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

Item 1A - Risk Factors.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on April 14, 2014. The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2013, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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
Nicholas L Schildt, Principal Executive Officer
Dated: May 16, 2014

By:	/s/ Donald W. Prosser, CFO
Donald W. Prosser, Principal Financial and Accounting Officer
Dated: May 16, 2014