Form 10-Q
period 2014-06-30
ARETE INDUSTRIES INC
filed 2014-08-14
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No  (1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 13, 2014, the Registrant had 12,408,459 shares of common stock issued and outstanding.

(1)	Explanatory Note: The Company is a voluntary filer with the Securities & Exchange Commission but it has filed all Exchange Act reports for the preceding 12 months.

ARÊTE INDUSTRIES, INC.

Part 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2013 and June 30, 2014

	2013	2014
ASSETS
Current Assets:
Cash and equivalents	$476,323	$16,109
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	230,029	484,048
Other	2,368	2,368
Prepaid expenses and other	38,177	42,650

Total Current Assets	746,897	545,175

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	9,555,897	10,176,355
Unevaluated properties	314,336	314,336
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522

Total property and equipment	10,334,950	10,955,408
Less accumulated depreciation, depletion and amortization	(2,094,337)	(2,375,447)

Net Property and Equipment	8,240,613	8,579,961

TOTAL ASSETS	$8,987,510	$9,125,136

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2013 and June 30, 2014

	2013	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Operator fees and other	36,000	36,000
Unrelated parties	17,806	375,738
Notes and advances payable - current portion:
Directors and affiliates	717,833	178,273
Unrelated parties	325,000	950,641
Accrued interest expense	52,242	12,998
Accrued consulting - related party	—	67,500
Director fees payable in common stock	450	900
Current portion of asset retirement obligations	159,782	162,672
Other accrued costs and expenses	57,210	88,425

Total Current Liabilities	1,366,323	1,873,147

Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	250,000	250,000
Notes and advances payable, net of current portion:
DNR Oil & Gas, Inc.	792,151	792,151
Directors and affiliates	246,639	226,750
Unrelated parties	425,000	—
Asset retirement obligations, net of current portion	522,421	552,661

Total Long-Term Liabilities	2,236,211	1,821,562

Total Liabilities	3,602,534	3,694,709

Commitments and Contingencies
Stockholders’ Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, issued and outstanding 10 shares in 2013 and 2014, liquidation preference of $111,250 in 2013 and of $118,750 in 2014	95,451	95,451
Series 2; authorized 2,500 shares, no shares issued and outstanding in 2013 and 2014	—	—
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 13,608,459 in 2013 and 12,408,459 in 2014	21,488,387	21,260,387
Accumulated deficit	(16,198,862)	(15,925,411)

Total Stockholders’ Equity	5,384,976	5,430,427

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,987,510	$9,125,136

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Month and Six Months Ended June 30, 2013 and 2014

	Quarter Ended June 30:		Six-Months Ended June 30
	2013	2014	2013	2014
Revenues:
Oil and natural gas sales	$516,267	669,488	$973,992	$1,165,239
Sale of oil and natural gas properties	—	78,815	949	242,472
Royalty revenue	—	963	—	1,770

Total revenues	516,267	749,266	974,941	1,409,481

Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	153,593	208,566	341,400	369,934
Production taxes	41,028	58,589	76,865	91,646
Depreciation, depletion, amortization and accretion	150,733	162,182	323,335	291,845
Gas gathering:
Operating expenses	4,142	3,385	7,685	7,370
Depreciation	11,055	11,055	22,110	22,110
General and administrative expenses:
Director fees	900	450	1,350	450
Investor relations	44,530	29,621	75,427	35,186
Legal, auditing and professional services	66,300	34,596	96,890	78,644
Consulting and executive services:
Related parties	30,750	97,500	61,500	127,500
Other administrative expenses	19,192	19,307	40,562	41,082
Depreciation	—	142	285	285

Total operating expenses	522,223	625,393	1,047,409	1,066,052

Operating income (loss)	(5,956)	123,873	(72,468)	343,429
Other income (expense):
Interest income	—	—	1	—
Interest expense	(36,304)	(34,808)	(61,800)	(69,978)

Income (loss) before income taxes	(42,260)	89,065	(134,267)	273,451
Income tax benefit (expense)	—	—	—	—

Net income (loss)	$(42,260)	$89,065	$(134,267)	$273,451

Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$(42,260)	$89,065	$(134,267)	$273,451
Redemption of preferred stock	3,053,365	—	3,053,365	—
Accrued preferred stock dividends	(9,375)	(3,750)	(205,313)	(7,500)

Net income (loss) applicable to common stockholders	$3,001,730	$85,315	$2,713,785	$265,951

Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$0.37	$0.01	$0.34	$0.02

Diluted	$0.23	$0.01	$0.20	$0.02

Weighted Average Number of Common Shares Outstanding:
Basic	8,125,000	12,408,000	8,055,000	12,607,000

Diluted	13,251,466	12,408,000	13,251,466	12,607,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2014

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, December 31, 2013	10	$95,451	13,608,459	$21,488,387	$(16,198,862)	$5,384,976
Redeemption of common stock			(1,200,000)	$(228,000)		(228,000)
Net income	—	—	—	—	273,451	273,451

Balances, June 30, 2014	10	$95,451	12,408,459	$21,260,387	$(15,925,411)	$5,430,427

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2014

	2013	2014
Cash Flows from Operating Activities:
Net income (loss)	$(134,267)	$273,451
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	312,670	281,110
Accretion of discount on asset retirement obligations	33,060	33,130
Gain on sale of oil and gas properties	(949)	(242,472)
Common stock issued in exchange for services	18,000	—
Changes in operating assets and liabilities:
Accounts receivable	(152,499)	(202,735)
Prepaid expenses and other	36,617	(4,473)
Accounts payable	(18,758)	357,932
Directors fees and officers services payable	—	67,950
Accrued costs and expenses	(161,141)	36,487

Net cash provided by (used in) operating activities	(67,267)	600,380

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(189,110)	(620,458)
Proceeds from sale of oil and gas properties	949	191,189

Net cash provided by (used in) investing activities	(188,161)	(429,269)

Cash Flows from Financing Activities:
Proceeds from notes and advance payable	1,040,935	532,641
Principal payments on notes payable	(350,135)	(935,966)
Payment of dividends on preferred stock	(391,875)	—
Redemption of common stock	—	(228,000)
Redemption of preferred stock	(50,000)	—

Net cash provided by (used in) financing activities	248,925	(631,325)

Net decrease in cash and equivalents	(6,503)	(460,214)
Cash and equivalents, beginning of period	6,921	476,323

Cash and equivalents, end of period	$418	$16,109

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$51,045	$55,651

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Preferred stock dividends declared	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2013 and June 30, 2014, and the results of operations, changes in stockholders’ equity, and cash flows for the quarters ended June 30, 2013 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company’s 2013 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K.

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

During the quarter ended June 30, 2014, the Company changed the estimate of revenue receivable from it’s three new wells in Wyoming by reducing net revenue by $54,974.

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

Earnings per share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series 1 preferred stock that is convertible into common stock at an exchange price of $3.30 per common share. As of June 30, 2014, the convertible preferred stock had an aggregate liquidation preference of $118,750 and was convertible to 35,985 shares of common stock. These shares were excluded from the earnings per share calculation because it was anti-dilutive to assume conversion at the beginning of the quarter, which would have eliminated preferred dividends from the earnings per share calculation.

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

The Company has participated as a working interest owner in four horizontal wells to be drilled in Campbell County, Wyoming in the Turner zone. The following is a description of the wells:

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

4)	The Starlight Federal 30H is located in Section 7, Township 43N. This well is scheduled to be drilled in the first quarter of 2014 and is planned to be drilled to a total depth of approximately 15,310 including the lateral. The Company will have an approximate 1.405% working interest

The Company has received the results on three of the wells and these results have been included in this filing. We do not have results on the fourth well other then the drilling has been completed and the information is being evaluated.

4.	Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $7.7 million which expire in 2015 through 2032. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the six months ended June 30, 2014, the Company did not recognize any income tax benefit due to the valuation allowance.

5.	Stock transactions and preferred stock dividends

During the quarter ended June 30, 2014, the Company did not issue any common stock for compensation or services. The Board of Directors has not declared the semi-annual dividend payable to preferred shareholders of record as of June 30, 2014.

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

The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 800,000 shares of Common Stock valued at $500,000. The contract was for a period of three years and the fair value of the services were amortized ratably over the service period. Accordingly, the Company recognized a charge to investor relations expense of $27,778 and $0 for the six months ended June 30, 2013 and 2014, respectively.

7.	Notes and advances payable

Notes payable consist of the following as of December 31, 2013 and June 30, 2014:

	2013	2014
Officers, directors and affiliates:
Notes and advances payable, interest at 8.0%, due on demand	$14,984	$—
Notes and advances payable, interest at 9.7%, due on demand	85,000	—
Note payable, interest at 7.0%, due March 2015	150,000	150,000
Notes payable, interest 7.0%, due January 2017	—	134,295
Notes payable, interest varies (see explanation below)	—	792,151
Collateralized note payable (see below)	714,488	120,728

Total officers, directors and affiliates	964,472	1,197,174

Less: Current portion of officers, directors, and affiliates	717,833	178,273

Long-term portion of officers, directors, and affiliates	$246,639	$1,018,901

Unrelated parties:
Notes payable, interest at 7.5%, due March 2015	200,000	150,000
Note payable, interest variable (see below)	—	532,641
Notes payable, interest at 7.0%, due January 2015	44,000	—
Notes payable, interest at 7.0%, due January 2015	506,000	268,000

Total unrelated parties	750,000	950,641
Less: Current portion of unrelated parties	325,000	950,641

Long-term portion of unrelated parties	$425,000	$—

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of June 30, 2014 was $120,728.

On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 15, 2015. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum rate of 6.5%., the note has draw provisions, with the first draw of $479,701, 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a third party, and 5) the personal guarantee of the Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company’s PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. The outstanding principal balance as of June 30, 2014 was $532,641.

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

The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum. The outstanding principal balances as of June 30, 2014 was $134,295.

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

The DNR note contains customary default and acceleration provisions and provides for a default interest rate of 18% per annum. The outstanding principal balance as of June 30, 2014 was $792,151.

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

Name of Holder	Principal Balance Before Pay down	Principal Pay down	Remaining Principal Balance
Burlingame Equity Investors II, LP	$44,000	$44,000	$—
Burlingame Equity Investors Master Fund, LP	$506,000	$238,000	$268,000

All of the notes payable shown above are unsecured, except the Apex note. Accrued interest on notes and advances payable amounted to $52,242 as of December 31, 2013 and $12,998 as of June 30, 2014.

8.	Asset retirement obligations (ARO)

A reconciliation of the Company’s asset retirement obligations for the quarter ended June 30, 2014, is as follows:

Balance, December 31, 2013	$682,203
Liabilities incurred	—
Accretion expense	33,130
Revisions to estimate	—

Balance, June 30, 2014	715,333
Less current asset retirement obligations	(162,672)

Long-term asset retirement obligations	$552,661

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included in our Annual Report on Form 10-K and the financial statements and footnotes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

•	unsuccessful drilling and completion activities and the possibility of resulting write-downs;

•	capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;

•	price volatility of oil and natural gas prices, and the effect that lower prices may have on our earnings and stockholders’ equity;

•	a decline in oil or natural gas production or oil or natural gas prices, and the impact of general economic conditions on the demand for oil and natural gas and the availability of capital;

•	geographical concentration of our operations;

•	increases in the cost of drilling, completion and gas gathering or other costs of production and operations;

•	our ability to successfully drill wells that produce oil or natural gas in commercially viable quantities;

•	failure to meet our proposed drilling schedule;

•	adverse variations from estimates of reserves, production, production prices and expenditure requirements, and our inability to replace our reserves through acquisition, exploration and development activities;

•	our current level of indebtedness and the effect of any increase in our level of indebtedness;

•	limited control over non-operated properties;

•	reliance on limited number of customers;

•	title defects to our properties and inability to retain our leases;

•	our ability to retain key members of our senior management and key consulting resources;

•	federal, and state regulations and laws;

•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;

•	federal and state legislation and regulatory initiatives relating to hydraulic fracturing;

•	risks in connection with evaluating potential acquisitions, integration of significant acquisitions, and difficulty managing our growth and the related demands on our resources;

•	developments in the global economy;

•	financing and interest rate exposure;

•	effects of competition;

•	effect of seasonal factors;

•	lack of availability of drilling rigs, equipment, supplies, insurance, personnel and oil field services; and

•	further sales or issuances of common stock.

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

It is our desire to provide an understanding of the Company’s past performance, its financial condition and its prospects for the future. Accordingly, we will discuss and provide our analysis of the following:

•	Critical accounting policies;

•	Results of operations;

•	Liquidity and capital resources;

•	Contractual obligations;

•	Off-Balance sheet arrangements;

•	New accounting pronouncements.

In the third quarter of 2011, we completed an acquisition of producing oil and natural gas properties in Montana, Wyoming, Colorado and Kansas. These properties include several proved undeveloped and probable drilling opportunities. While we have made progress to implement our business strategy over the past year, we believe our primary challenge over the next few months is to obtain additional financing to exploit existing drilling opportunities and to possibly acquire additional properties. We have sold some of our properties while retaining overriding royalty interests for future upside upon further development of the properties. In addition, we are in the process of reviewing opportunities for the purchase of production and undeveloped oil and gas leases for future development. However, in order to purchase properties or begin substantive drilling activities we must obtain additional financing, which cannot be assured. We rely heavily on the skills of our board members in the fields of business development, capital acquisition, corporate visibility, oil and gas development, geology and operations.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended, December 31, 2013, as supplemented by the Unaudited Notes to Consolidated Financial Statements included herein. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the oil and gas industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We record revenue from the sale of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we will record revenue for our share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at June 30, 2014 were not material.

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

Stock-based Compensation

We have not granted any stock options or warrants during the quarters ended June 30, 2013 and 2014, and no options or warrants were outstanding at any time during 2013 and 2014. We issued shares of common stock for services performed by officers, directors and unrelated parties during 2013 and we expect to issue shares for services in the future. We recorded these transactions based on the value of the services or the value of the common stock, whichever was more readily determinable.

Results of Operations for the Quarters Ended June 30, 2013 and 2014

To date, inflation has not had a material impact on our operations. Presented below is a discussion of our results of operations for the Quarters Ended June 30, 2013 and 2014.

Oil and Gas Producing Activities

The results of our producing oil and gas properties in Wyoming, Colorado, Kansas and Montana are presented below is a summary of our oil and gas operations for the quarters ended June 30, 2013 and 2014:

	2013	2014
Oil Sales	$398,084	$565,472
Natural Gas Sales	118,183	104,016

Total Revenue	516,267	669,488
Production Taxes	(41,028)	(58,589)
Lease Operating Expense	(153,593)	(208,566)
Depreciation, depletion, amortization and accretion	(150,733)	(162,182)

Net	$170,913	$240,151

Net barrels of oil sold	4,991	6,323
Net mcf of gas sold	21,785	18,168
Average price for oil	$79.76	$89.43

Average price for gas	$5.43	$5.73

Lease operating expense per BOE	$17.81	$22.30

DD&A per BOE	$17.48	$17.34

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average oil price for the second quarter of 2013 was $79.76 per barrel but ranged from a low of $77.79 for April and a high of $83.28 for June. The average oil price for the second quarter of 2014 was $89.94 per barrel but ranged from a low of $84.68 for April to a high of $95.36 for May. The average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $5.43 per Mcf for the second quarter of 2013 and was $5.73 per Mcf for the second quarter of 2014.

Production taxes were approximately 8% of our oil and gas sales for the second quarters of 2013 and 2014. Lease operating expense averaged $17.81 per Barrel of Oil Equivalent (“BOE”), whereby six Mcf of gas are equal to one barrel of oil, for the second quarter of 2013. Lease operating expense averaged $22.30 per Barrel of Oil Equivalent (“BOE”) for the same period of 2014. Many of the wells included in our acquisition have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred. For the second quarter of 2013, we incurred approximately $8,000 for workovers, well service units and repairs which accounted for approximately $0.96 per BOE of our lease operating expenses that was capitalized based on increased production the wells. For the second quarter of 2014, we incurred approximately $26,000 for workovers, well service units and repairs which accounted for approximately $2.78 per BOE that were capitalized.

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

During the second quarter of 2014 we sold our share of the four new wells in which we participated as a small working interest owner for a promote fee of $78,815 and we are still participating in a part of each of the well. We expect to periodically evaluate our portfolio of properties and sell additional properties if we believe a sale can be completed on terms that provide attractive returns.

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We had no revenues for the second quarters of 2013 and 2014, due to low natural gas prices which resulted in all wells in the field being shut-in since June 2011.

Presented below is a summary of operating costs for the quarters ended June 30, 2013 and 2014:

	2013	2014
Related party- cost of production	$—	$—

Unrelated parties:
Compressor rental	—	—
Pumper costs	—	—
Transportation	—	—
Property taxes	1,275	1,117
Land rent, utilities, repairs and other	2,887	2,268

Total unrelated party costs	4,142	3,385

Total	$4,142	$3,385

Depreciation expense related to the gas gathering system was $11,055 for the second quarter of both 2013 and 2014.

In July 2011, we acquired the entire field of coal bed methane wells as part of our $11 million acquisition. While these wells are not economic at current prices being received for natural gas related to the production capability from the existing geologic formation, we have geologic and engineering data that suggest substantial gas reserves exist on these properties by drilling new wells and/or recompleting the existing wells to several new geologic formations. We expect to further evaluate these properties and, if warranted, execute our development plans within the next three years in seeking to exploit the value of the properties and the gas gathering system. As of June 30, 2014, the capitalized cost of the coal bed methane leases is $248,295 and the net capitalized cost of the gas gathering system is $122,977.

General and Administrative

Presented below is a summary of general and administrative expenses for the quarters ended June 30, 2013 and 2014:

	2013	2014	Change
Director fees	$900	$450	$(450)
Investor relations	44,530	29,621	(14,909)
Legal, auditing and transfer agent	66,300	34,596	(31,704)
Accounting, financial reporting and rent- related party	750	—	(750)
Consulting fees:
Related parties	30,000	97,500	67,500
Unrelated parties	—	—	—
Other administrative expense	19,192	19,307	115
Depreciation	—	143	143

Total general and administrative expenses	$161,672	$181,616	$(19,944)

General and administrative expenses increased by $19,944 in 2014 compared to 2013. The management has provided accounting services and all needed administrative services for compliance with regulatory agencies and no cost to the Company. The increase is due to payment of consulting to the CEO, Nicholas Scheidt.

We incur a monthly charge of $10,000 under an agreement with DNR, whereby executive level expertise is provided for our existing and prospective oil and properties. The total monthly charge under the operating agreement is $18,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

The Company in the second quarter of 2014 the board of directors voted to pay Nicholas Scheidt $90,000 for consulting and management of the Company through December 31, 2014. The Company accrued $67,500 during the three months ended June 30, 2014.

Income (loss) from operations

Income from operations for the second quarter of 2014 was $123,873 compared to a loss of $(5,956) for the second quarter of 2013. The increase in income was primarily due to the gain on sale of oil and gas properties of $78,815, as well as the items discussed above relating to the oil and natural gas operations, gas gathering activities, and general and administrative expenses.

Interest Expense

Interest expense decreased by $1,496 in the second quarter of 2014 to $34,808 from $36,304 in the second quarter of 2013.

Results of Operations for the Six-Months Ended June 30, 2013 and 2014

To date, inflation has not had a material impact on our operations. Presented below is a discussion of our results of operations for the six-months ended June 30, 2013 and 2014.

Oil and Gas Producing Activities

Presented below is a summary of our oil and gas operations for the six months ended June 30, 2013 and 2014:

	2013	2014
Oil Sales	$757,878	$950,544
Natural Gas Sales	216,114	214,695

Total Revenue	973,992	1,165,239
Production Taxes	(76,865)	(91,646)
Lease Operating Expense	(341,400)	(369,934)
Depreciation, depletion, amortization and accretion	(323,335)	(291,845)

Net	$232,392	$411,814

Net barrels of oil sold	9,380	11,298
Net mcf of gas sold	42,405	36,234
Average price for oil	$80.80	$84.18

Average price for gas	$5.09	$5.92

Lease operating expense per BOE	$20.83	$21.34

DD&A per BOE	$19.66	$16.84

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average oil price for the six months ended June 30, 2013 was $80.80 per barrel but ranged from a low of $77.79 for May and a high of $85.82 for February. The average oil price for the six months ended June 30, 2014 was $84.18 per barrel but ranged from a low of $72.68 for January to a high of $95.36 for May. The average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $5.09 per Mcf for the six months ended June 30, 2013. Our average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $5.92 per Mcf for the six months ended June 30, 2014.

Production taxes were approximately 8% of our oil and gas sales for the six months ended June 30, 2013 and 2014. Lease operating expense averaged $20.83 per Barrel of Oil Equivalent (“BOE”), whereby six Mcf of gas are equal to one barrel of oil, for the six months ended June 30, 2013. Lease operating expense averaged $21.34 per Barrel of Oil Equivalent (“BOE”) for the same period 2014. Many of the wells included in our acquisition have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred. For the six months ended June 30, 2013, we incurred approximately $79,000 for workovers, well service units and repairs which accounted for approximately $4.80 per BOE of our lease operating expenses that was capitalized based on increased production the wells. For the six months ended June 30, 2014, we incurred approximately $124,000 for workovers, well service units and repairs which accounted for approximately $7.15 per BOE that were capitalized.

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

During the six months ended June 30, 2014 we sold our share of the four new wells in which we participated as a small working interest owner for a promote fee of $242,472. We expect to periodically evaluate our portfolio of properties and sell additional properties if we believe sales can be completed on terms that provide attractive returns.

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We had no revenues for the six months ended June 30, 2013 and 2014, due to low natural gas prices which resulted in all wells in the field being shut-in since June 2011.

Presented below is a summary of operating costs for the six months ended June 30, 2013 and 2014:

	2013	2014
Related party- cost of production	$—	$—

Unrelated parties:
Compressor rental	—	—
Pumper costs	—	—
Transportation	—	—
Property taxes	2,550	2,235
Land rent, utilities, repairs and other	5,135	5,135

Total unrelated party costs	7,185	7,370

Total	$9,685	$7,370

Depreciation expense related to the gas gathering system was $22,110 for the six months ended June 30, 2013 and 2014.

In July 2011, we acquired the entire field of coal bed methane wells as part of our $11 million acquisition. While these wells are not economic at current prices being received for natural gas related to the production capability from the existing geologic formation, we have geologic and engineering data that suggest substantial gas reserves exist on these properties by drilling new wells and/or recompleting the existing wells to several new geologic formations. We expect to further evaluate these properties and, if warranted, execute our development plans within the next three years in seeking to exploit the value of the properties and the gas gathering system. As of June 30, 2014, the capitalized cost of the coal bed methane leases is $248,295 and the net capitalized cost of the gas gathering system is $122,977.

General and Administrative

Presented below is a summary of general and administrative expenses for the quarters ended June 30, 2013 and 2014:

	2013	2014	Change
Director fees	$1,350	$450	$(900)
Investor relations	75,427	35,186	(40,241)
Legal, auditing and transfer agent	96,890	78,644	(18,246)
Accounting, financial reporting and rent- related party	1,500	—	(1,500)
Consulting fees:
Related parties	60,000	127,500	67,500
Unrelated parties	—	—	—
Other administrative expense	40,562	41,082	520
Depreciation	285	285	—

Total general and administrative expenses	$276,014	$151,617	$7,133

General and administrative expenses increased by $7,133 in 2014 compared to 2013. The management has provided accounting services and all needed administrative services for compliance with regulatory agencies and no cost to the Company.

We incur a monthly charge of $10,000 under an agreement with DNR, whereby executive level expertise is provided for our existing and prospective oil and properties. The total monthly charge under the operating agreement is $18,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

In the second quarter of 2014 the board of directors voted to pay Nicholas Scheidt $90,000 for consulting and management of the Company through December 31, 2014. The Company accrued $67,500 during the three months ended June 30, 2014.

Income (loss) from operations

Income from operations for the six months ended June 30, 2014 was $343,429 compared to a loss of $(72,468) for the six months ended June 30, 2013 primarily due to the gain on sale of oil and gas properties of $242,472, as well as the items discussed above relating to the oil and natural gas operations, gas gathering activities, and general and administrative expenses.

Interest Expense

Interest expense increased by $8,178 for the six months ended June 30, 2014 to $69,978, from $61,800 for the six months ended June 30, 2013 due to increased borrowing.

Liquidity and Capital Resources

We had a working capital deficit as of June 30, 2014 of $1,295,732, compared to a working capital deficit of $619,426 at December 31, 2013. The approximate $700,000 increase in our working capital deficit resulted from a decrease in cash from redeeming common stocks capital expenditures, an increase in current liabilities after restructure the Company’s debt, reduced by operating profits.

We generated positive operating cash flow of $600,381 for the six months ended June 30, 2014 compared to operating cash flow (used in) of $(67,267) for the six months ended June 30, 2013.

For the six months ended June 30, 2014, we (used) $(429,269) of cash flows related to investing activities for capital expenditures. For the six months ended June 30, 2013, we (used) $(188,161) of cash flows related to investing activities for capital expenditures.

For the six months ended June 30, 2013, the financing activities provided net cash flow of $248,925. For the six months ended June 30, 2014, we had net cash financing activities that (used) $(631,125) as we borrowed $532,641, repaid borrowings of $935,766 and redeemed common stock for $228,000.

Part of our strategy is to monitor the current production of our properties, seek to develop them with infield drilling, and explore sales and purchases of additional leases and operating wells with upside. We are currently evaluating several opportunities for drilling in Wyoming and Colorado. In 2014 we entered into participating agreements for four wells in Wyoming. The Company has participated as a working interest owner in four horizontal wells to be drilled in Campbell County, Wyoming in the Turner zone. The following is a description of the wells:

1)	The Thielen #1-21 is in Section 21 Township 43N. This well was drilled to a total depth of approximately 15,350 feet including the lateral. The Company has an approximate 1.06% working interest.

2)	The Thielen #2-21 is in Section 21 Township 43N. This well was drilled to a total depth of approximately 15,330 feet including the lateral. The Company will has an approximate 1.06% working interest.

3)	The Starlight Federal 28H is located in Section 7, Township 43N. This well was drilled to a total depth of approximately 15,310 feet including the lateral. The Company will has an approximate 0.7025% working interest.

4)	The Starlight Federal 30H is located in Section 7, Township 43N. This well was drilled to a total depth of approximately 15,310 feet including the lateral. The Company has an approximate 1.45% working interest

Three of these wells have begun producing. The fourth well has been completed, the information is being evalated and we are not certain when production will commence.

As of June 30, 2014, we had cash and equivalents of approximately $16,000 and approximately $490,000 in receivables due from oil and natural gas operations in the next 60 days. We have a working capital loan for $1,500,000 and we have borrowed $550,000 and have a $950,000 available to use for growth. We also expect to evaluate acquisitions that are consistent with our business objective of acquiring interests in traditional oil and gas ventures, and seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas.

In order to execute our plan to acquire additional interests in oil and gas properties that meet our objectives, we need additional financing in additional to our working capital loan above. From the time we acquired our existing properties in the third quarter of 2011, we have sold our interests in some of those properties, which resulted in aggregate net proceeds from three sales of $6,377,000, which was used to repay acquisition indebtedness. We intend to only sell properties that can be liquidated for an attractive premium and there can be no assurance that we will continue to generate any proceeds from the sale of our properties.

If oil and gas prices decrease materially from current levels and additional debt or equity funding is unavailable on acceptable terms, or at all, our strategy would include some or all of the following: (i) defer drilling on our existing properties, (ii) forego additional oil and gas property acquisitions, (iii) shut-in any marginal or uneconomic wells, (iv) attempt to negotiate the issuance of common stock in exchange for services, and (v) review and implement other opportunities to reduce general, administrative and operating expenses.

Contractual Obligations and Commercial Commitments

As of June 30, 2014, we have future minimum lease payments of approximately $6,000. This amount is payable during the years ending June 30, 2015, 2016, 2017, 2018 and after 2019 in the amounts of $1,000 each year respectively.

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

Due to consideration retained by the related party sellers from sales of properties through the first quarter of 2012, and $250,000 of consideration payable in December 2012 due to a sustained increase in oil prices over $100 per barrel, and the sale of a third property in December the maximum future consideration has been reduced by approximately $5.8 million to $19.2 million as of June 30, 2014.

SEC Formal Investigation

The Denver Regional Office of the Securities and Exchange Commission is conducting a non-public, formal, investigation (“SEC Investigation”) to determine whether there have been violations of certain provisions of the federal securities laws relating to the Company, its management and third parties. The principal areas of the SEC Investigation relate to the sale of certain Company securities, possible trading manipulation activities with respect to the Company’s common stock, and potential violations of the federal broker-dealer registration laws by persons or entities in connection with the purchase or sale of the Company’s securities. To date, neither the Company nor any of its directors, officers, or employees have been accused of any wrongdoing by the SEC. We also have been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has violates the law or that the SEC has a negative opinion of any person, entity, or security. We have been cooperating fully with the SEC. We cannot reasonably estimate the timing of the SEC Investigation, nor can we predict whether or not it might have a material adverse effect on our business.

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

Item 4 - Controls and Procedures

As of June 30, 2014, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, and (iii) our controls over financial statement disclosures were determined to be ineffective.

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
Dated: August 14, 2014

By:	/s/ Donald W. Prosser, CFO
Donald W. Prosser, Principal Financial and Accounting Officer
Dated: August 14, 2014