Form 10-Q
period 2014-09-30
ARETE INDUSTRIES INC
filed 2014-11-20
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

As of November 17, 2014, the Registrant had 12,408,459 shares of common stock issued and outstanding.

(1)	Explanatory Note: The Company is a voluntary filer with the Securities & Exchange Commission but it has filed all Exchange Act reports for the preceding 12 months.

ARÊTE INDUSTRIES, INC.

Part 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2013 and September 30, 2014

	2013	2014
ASSETS
Current Assets:
Cash and equivalents	$476,323	$2,920
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	230,029	383,746
Other	2,368	108,574
Prepaid expenses and other	38,177	45,391

Total Current Assets	746,897	540,631

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	9,555,897	10,041,921
Unevaluated properties	314,336	314,336
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522

Total property and equipment	10,334,950	10,820,974
Less accumulated depreciation, depletion and amortization	(2,094,337)	(2,580,398)

Net Property and Equipment	8,240,613	8,240,576

TOTAL ASSETS	$8,987,510	$8,781,207

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2013 and September 30, 2014

	2013	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Operator fees and other	36,000	36,000
Unrelated parties	17,806	100,874
Notes and advances payable - current portion:
Directors and affiliates	717,833	296,033
Unrelated parties	325,000	933,105
Accrued interest expense	52,242	20,507
Accrued consulting - related party	—	8,750
Director fees payable in common stock	450	10,900
Current portion of asset retirement obligations	159,782	154,398
Other accrued costs and expenses	57,210	98,125

Total Current Liabilities	1,366,323	1,658,692

Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	250,000	250,000
Notes and advances payable, net of current portion:
DNR Oil & Gas, Inc.	792,151	792,151
Directors and affiliates	246,639	102,714
Unrelated parties	425,000	31,000
Asset retirement obligations, net of current portion	522,421	541,267

Total Long-Term Liabilities	2,236,211	1,717,132

Total Liabilities	3,602,534	3,375,824

Commitments and Contingencies
Stockholders’ Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, issued and outstanding 10 shares in 2013 and 0 shares 2014, liquidation preference of $111,250 in 2013 and of $0 in 2014	95,451	—
Series 2; authorized 2,500 shares, no shares issued and outstanding in 2013 and 2014	—	—
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 13,608,459 in 2013 and 12,408,459 in 2014	21,488,387	21,260,387

Accumulated deficit	(16,198,862)	(15,855,004)

Total Stockholders’ Equity	5,384,976	5,405,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,987,510	$8,781,207

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013 and 2014

	Quarter Ended September 30:		Nine-Months Ended September 30
	2013	2014	2013	2014
Revenues:
Oil and natural gas sales	$664,206	555,984	$1,638,218	$1,721,223
Sale of oil and natural gas properties	27,500	108,479	28,449	350,951
Royalty revenue	553	755	533	2,525

Total revenues	692,259	665,218	1,667,200	2,074,699

Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	187,126	196,134	528,526	566,068
Production taxes	58,586	52,245	135,451	143,891
Depreciation, depletion, amortization and accretion	209,611	210,335	532,946	502,180
Gas gathering:
Operating expenses	3,543	609	11,228	7,979
Depreciation	11,055	11,055	33,165	33,165
General and administrative expenses:
Director fees	450	10,000	1,800	10,450
Investor relations	10,922	2,448	86,349	37,634
Legal, auditing and professional services	21,580	37,109	118,470	115,753
Consulting and executive services:
Related parties	30,750	41,250	92,250	168,750
Other administrative expenses	3,653	18,084	44,215	59,166
Depreciation	142	143	427	428

Total operating expenses	537,418	579,412	1,584,827	1,645,464

Operating income	154,841	85,806	82,373	429,235
Other income (expense):
Interest income	—	—	1	—
Interest expense	(36,693)	(33,350)	(98,493)	(103,328)

Income (loss) before income taxes	118,148	52,456	(16,119)	325,907
Income tax benefit (expense)	—	—	—	—

Net income	$118,148	$52,456	$(16,119)	$325,907

Net Income Applicable to Common Stockholders:
Net Income (loss)	$118,148	52,456	$(16,119)	$325,907
Redemption of preferred stock	106,661	17,951	3,160,026	17,951
Accrued preferred stock dividends	(3,750)	(1,875)	(209,063)	(9,375)

Net income (loss) applicable to common stockholders	$221,059	$68,532	$2,934,844	$334,483

Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$0.02	$0.01	$0.30	$0.03

Diluted	$0.02	$0.01	$0.22	$0.03

Weighted Average Number of Common Shares Outstanding:
Basic	13,400,000	12,408,000	9,850,000	12,532,000

Diluted	13,451,466	12,408,000	13,451,466	12,532,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2014

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, December 31, 2013	10.0	$95,451	13,608,459	$21,488,387	$(16,198,862)	$5,384,976

Redeemed common stock			(1,200,000)	$(228,000)		$(228,000)
Redeemed prefered stock	(10.0)	(95,451)			17,951	(77,500)
Net income	—	—	—	—	325,907	325,907

Balances, September 30, 2014	—	$—	12,408,459	$21,260,387	$(15,855,004)	$5,405,383

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013 and 2014

	2013	2014
Cash Flows from Operating Activities:
Net income (loss)	$(16,119)	$325,907
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	516,502	486,061
Accretion of discount on asset retirement obligations	50,034	49,712
Gain on sale of oil and gas properties	(28,449)	(350,951)
Common stock issued in exchage for services	18,000	—
Changes in operating assets and liabilities:
Accounts receivable	(164,471)	(208,639)
Prepaid expenses and other	30,166	(2,552)
Accounts payable	(71,389)	83,069
Directors fees and officers services payable	—	19,200
Accrued costs and expenses	(138,558)	12,781

Net cash provided by operating activities	195,716	414,588

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(274,467)	(449,791)
Proceeds from sale of oil and gas properties	28,449	263,438

Net cash (used in) investing activities	(246,018)	(186,353)

Cash Flows from Financing Activities:
Proceeds from notes and advance payable	1,041,920	622,638
Principal payments on notes payable	(549,274)	(1,080,776)
Payment of dividends on preferred stock	(391,875)	—
Redemption of common stock	—	(228,000)
Redemption of preferred stock	(50,000)	(15,500)

Net cash provided by (used in) financing activities	50,771	(701,638)

Net decrease in cash and equivalents	469	(473,403)
Cash and equivalents, beginning of period	6,921	476,323

Cash and equivalents, end of period	$7,390	$2,920

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$84,581	$77,589

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Conversion of Series A-1 Preferred Stock to Notes Payable	$600,000	$62,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2013 and September 30, 2014, and the results of operations, changes in stockholders’ equity, and cash flows for the periods ended September 30, 2013 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company’s 2013 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K.

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

Earnings per share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series 1 preferred stock that is convertible into common stock at an exchange price of $3.30 per common share. As of September 30, 2014, the convertible preferred stock had no aggregate liquidation preference and was convertible and had no outstanding shares. These shares were excluded from the earnings per share calculation because it was anti-dilutive to assume conversion at the beginning of the quarter, which would have eliminated preferred dividends from the earnings per share calculation.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition- Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s unaudited consolidated financial statements and disclosures.

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

The Company has participated as a working interest owner in five horizontal wells that have been and are in the process of being drilled in Campbell County and Converse County, Wyoming in the Turner and Shannon zone. The following is a description of the wells:

1)	The Thielen #1-21 is in Section 21 Township 43N. This well has been drilled to a total depth of approximately 15,350 including the lateral. The Company will have an approximate 1.06% working interest.

2)	The Thielen #2-21 is in Section 21 Township 43N. This well has been drilled to a total depth of approximately 15,330 feet including the lateral. The Company will have an approximate 1.06% working interest.

3)	The Starlight Federal 28H is located in Section 7, Township 43N. This well has been drilled to a total depth of approximately 15,310 including the lateral. The Company will have an approximate 0.7025% working interest.

4)	The Starlight Federal 30H is located in Section 7, Township 43N. This well is scheduled to be drilled in the fourth of quarter of 2014 and is planned to be drilled to a total depth of approximately 15,310 including the lateral. The Company will have an approximate 0.7025% working interest

5)	The Wibaux Gold Federal 4076-10-03-1SH is located in Section 10, Township 40. This well is in the process of being drilled and is expected to be completed to be drilled to a total depth of approximately 20,185 including the lateral. The Company will have an approximate 0.3488% working interest.

The Company has received the results on three of the wells and these results have been included in this filing. We do not have results on the other two wells other then the drilling is in process.

4. Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $7.6 million which expire in 2015 through 2032. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the nine months ended September 30, 2014, the Company did not recognize any income tax benefit due to the valuation allowance.

5. Stock transactions and preferred stock dividends

During the quarter ended September 30, 2014, the Company did not issue any common stock for compensation or services.

The Company agreed to repurchase 10 shares of Preferred Stock. The following are the details of the transaction:

On August 15, 2014, the remaining preferred shareholder made an agreement with The Company to redeem his 10 shares of Series A-1 Convertible Preferred Stock. The Company paid $77,500 for the shares as follows; $15,500 in cash and a promissory note for $62,000.

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

6. Contracts Payable

The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 800,000 shares of Common Stock valued at $500,000. The contract was for a period of three years and the fair value of the services were amortized ratably over the service period. Accordingly, the Company recognized a charge to investor relations expense of $27,778 and $0 for the nine months ended September 30, 2013 and 2014, respectively.

7. Notes and advances payable

Notes payable consist of the following as of December 31, 2013 and September 30, 2014:

	2013	2014
Officers, directors and affiliates:
Notes and advances payable, interest at 8.0%, due on demand	$14,984	$—
Notes and advances payable, interest at 9.7%, due on demand	85,000	—
Note payable, interest at 7.0%, due March 2015	150,000	150,000
Notes payable, interest 7.0%, due January 2017	—	128,019
Notes payable, interest varies (see explanation below)	—	792,151
Collateralized note payable (see below)	714,488	120,728

Total officers, directors and affiliates	964,472	1,190,898
Less: Current portion of officers, directors, and affiliates	717,833	296,033

Long-term portion of officers, directors, and affiliates	$246,639	$894,865

Unrelated parties:
Notes payable, interest at 7.5%, due March 2015	200,000	125,000
Note payable, interest variable (see below)	—	549,105
Note payable, interest at 7.0%, due August 2016	—	62,000
Notes payable, interest at 7.0%, due January 2015	44,000	—
Notes payable, interest at 7.0%, due January 2015	506,000	228,000

Total unrelated parties	750,000	964,105
Less: Current portion of unrelated parties	325,000	933,105

Long-term portion of unrelated parties	$425,000	$31,000

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on December 31, 2014. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of September 30, 2014 was $120,728.

On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 15, 2015. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum rate of 6.5%., the note has draw provisions, with the first draw of $479,701 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a related party, and 5) the personal guarantee of the Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company’s PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. The outstanding principal balance as of September 30, 2014 was $549,105.

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

The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum. The outstanding principal balances as of September 30, 2014 was $128,019.

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

The DNR note contains customary default and acceleration provisions and provides for a default interest rate of 18% per annum. The outstanding principal balance as of September 30, 2014 was $792,151.

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

Name of Holder	Principal Balance Before Pay down	Principal Pay down	Remaining Principal Balance
Burlingame Equity Investors II, LP	$44,000	$36,000	$8,000
Burlingame Equity Investors Master Fund, LP	$506,000	$286,000	$220,000

On August 15, 2014 the Company executed a Promissory Note to an individual for the redemption of 10 shares of Series A-1 Preferred Stock. The terms of the Promissory Note are as follows: $62,000 with an interest rate of 7% payable in two payments of $31,000 each plus interest, due August 15, 2015 and August 15, 2016 respectively.

All of the notes payable shown above are unsecured, except the Apex note. Accrued interest on notes and advances payable amounted to $52,242 as of December 31, 2013 and $20,507 as of September 30, 2014.

8. Asset retirement obligations (ARO)

A reconciliation of the Company’s asset retirement obligations for the quarter ended September 30, 2014, is as follows:

Balance, December 31, 2013	$682,203
Liabilities incurred	—
Accretion expense	49,712
Payment on liability	(36,250)

Balance, September 30, 2014	695,665
Less current asset retirement obligations	(154,398)

Long-term asset retirement obligations	$541,267

9. Subsequent Events

The Company signed a contract with an Partnership owned by an Officer and Director to purchase an option to repurchase certain mineral interest currently held by a third party pursuant to a Purchase and Sales Agreement dated July 10, 2014 with that third party, in exchange for issuing 150,000 of its restricted common shares, on or before October 15, 2014 currently valued at $37,500. The Purchase and Sales Agreement states that the option price is $60,000 if it is exercised after December 1, 2014 and before December 31, 2014. The Company shall have the right, at its option, to put back the purchase from the partnership owned by the related party on or before February 1, 2016, the minerals, which are the subject matter of the Purchase and Sales Agreement described above, in the amount of $97,500 less any disbursement, royalties, or other revenues derived from the minerals during the period between December 1, 2014 and the Put date in the event that disbursement, royalties, and other revenues during the above described period are less than twelve percent (12%) annual return.

Consulting Agreement

Due to the recent need of additional assistance with respect to corporate matters and operational needs, on October 21, 2014, we entered into a Consulting Agreement with William W. Stewart, a Director of the Company to assist with the follow of documents, gathering information on the current properties to assist with further drilling and development, and help with information to speed up the compliance process.

The agreement is for a term of eight months. For his consulting services, we have agreed to pay Mr. Stewart a monthly cash retainer of $3,000 per month. In addition, the Company has agreed to issue Mr. Stewart 40,000 restricted shares (the “Restricted Shares”) of the Company’s common stock which are subject to vesting in increments of 5,000 per month.

The Company may terminate the agreement prior to the end of its term; however, if the agreement is terminated early without cause, the Company will be obligated to pay any remaining monthly cash payments. If Mr. Stewart terminates the agreement prior to the expiration of its term or the Company terminates it for cause, then Mr. Stewart will not be entitled to any further monthly payments. If Mr. Stewart’s service as a Director of the Company or consultant under the agreement cease during the term of the agreement, then he will forfeit the remainder of the unvested Restricted Shares. However, if there is a change of control (as defined in the agreement) in the Company, then any unvested Restricted Shares will immediately vest. A “change of control” includes a (i) tender offer which results in a greater than 50% change in the stock ownership of the Company, (ii) merger or consolidation with another company unless Company stockholders own more than 50% of the outstanding voting securities in the surviving or resulting corporation, and (iii) sale of substantially all of the Company’s assets to a third party.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included in our Annual Report on Form 10-K and the financial statements and footnotes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

•	unsuccessful drilling and completion activities and the possibility of resulting write-downs;

•	capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;

•	price volatility of oil and natural gas prices, and the effect that lower prices may have on our earnings and stockholders’ equity;

•	a decline in oil or natural gas production or oil or natural gas prices, and the impact of general economic conditions on the demand for oil and natural gas and the availability of capital;

•	geographical concentration of our operations;

•	increases in the cost of drilling, completion and gas gathering or other costs of production and operations;

•	our ability to successfully drill wells that produce oil or natural gas in commercially viable quantities;

•	failure to meet our proposed drilling schedule;

•	adverse variations from estimates of reserves, production, production prices and expenditure requirements, and our inability to replace our reserves through acquisition, exploration and development activities;

•	our current level of indebtedness and the effect of any increase in our level of indebtedness;

•	limited control over non-operated properties;

•	reliance on limited number of customers;

•	title defects to our properties and inability to retain our leases;

•	our ability to retain key members of our senior management and key consulting resources;

•	federal and state regulations and laws;

•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;

•	federal and state legislation and regulatory initiatives relating to hydraulic fracturing;

•	risks in connection with evaluating potential acquisitions, integration of significant acquisitions, and difficulty managing our growth and the related demands on our resources;

•	developments in the global economy;

•	financing and interest rate exposure;

•	effects of competition;

•	effect of seasonal factors;

•	lack of availability of drilling rigs, equipment, supplies, insurance, personnel and oil field services; and

•	further sales or issuances of common stock.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

Revenue Recognition

We record revenue from the sale of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we will record revenue for our share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at September 30, 2014 were not material.

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

Stock-based Compensation

We have not granted any stock options or warrants during the quarters ended September 30, 2013 and 2014, and no options or warrants were outstanding at any time during 2013 and 2014. We issued shares of common stock for services performed by officers, directors and unrelated parties during 2013 and we expect to issue shares for services in the future. We recorded these transactions based on the value of the services or the value of the common stock, whichever was more readily determinable.

Results of Operations for the Quarters Ended September 30, 2013 and 2014

To date, inflation has not had a material impact on our operations. Presented below is a discussion of our results of operations for the Quarters Ended September 30, 2013 and 2014.

Oil and Gas Producing Activities

The results of our producing oil and gas properties in Wyoming, Colorado, Kansas and Montana are presented below is a summary of our oil and gas operations for the quarters ended September 30, 2013 and 2014:

	2013	2014
Oil Sales	$550,330	$484,386
Natural Gas Sales	113,876	71,598
Royalty Revenue	553	755
Sale of Oil & Natural Gas Properties	27,500	108,479

Total Revenue	692,259	688,618

Production Taxes	(58,586)	(52,245)
Lease Operating Expense	(187,126)	(196,134)
Depreciation, depletion, amortization and accretion	(209,611)	(210,335)

Net	$236,936	$229,904

Net barrels of oil sold	5,736	5,960
Net mcf of gas sold	21,853	14,627

Average price for oil	$95.95	$81.27

Average price for gas	$5.21	$4.89

Lease operating expense per BOE	$19.95	$23.35

DD&A per BOE	$22.35	$25.05

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average oil price for the second quarter of 2013 was $95.95 per barrel but ranged from a low of $93.72 for September and a high of $98.72 for August. The average oil price for the third quarter of 2014 was $81.35 per barrel but ranged from a low of $73.95 for August to a high of $89.93 for July. The average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $5.21 per Mcf for the third quarter of 2013. Our average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $4.89 per Mcf for the third quarter of 2014.

Production taxes were approximately 8% of our oil and gas sales for the third quarters of 2013 and 2014. Lease operating expense averaged $19.95 per Barrel of Oil Equivalent (“BOE”), whereby six Mcf of gas are equal to one barrel of oil, for the third quarter of 2013. Lease operating expense averaged $23.35 per Barrel of Oil Equivalent (“BOE”) for the same period 2014. Many of the wells included in our acquisition have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred. For the third quarter of 2013, we incurred approximately $85,400 for workovers, well service units and repairs which accounted for approximately $9.11 per BOE of our lease operating expenses that was capitalized based on increased production the wells. For the third quarter of 2014, we incurred approximately $58,000 for workovers, well service units and repairs which accounted for approximately $5.99 per BOE that were capitalized.

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

During the third quarter 2014 we sold our share of the five new wells in which we participated as a small working interest owner for a promote fee of $108,479 and we are still participating in a part of each of the well. We expect to periodically evaluate our portfolio of properties and sell additional properties if we believe a sale can be completed on terms that provide attractive returns.

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We had no revenues for the third quarters of 2013 and 2014, due to low natural gas prices which resulted in all wells in the field being shut-in since June 2011.

Presented below is a summary of operating costs for the quarters ended September 30, 2013 and 2014:

	2013	2014
Related party- cost of production	$—	$—

Unrelated parties:
Compressor rental	—	—
Pumper costs	—	—
Transportation	—	—
Property taxes	1,275	609
Land rent, utilities, repairs and other	2,268	—

Total unrelated party costs	3,543	609

Total	$3,543	$609

Depreciation expense related to the gas gathering system was $11,055 for the third quarter of both 2013 and 2014.

In July 2011, we acquired the entire field of coal bed methane wells as part of our $11 million acquisition. While these wells are not economic at current prices being received for natural gas related to the production capability from the existing geologic formation, we have geologic and engineering data that suggest substantial gas reserves exist on these properties by drilling new wells and/or recompleting the existing wells to several new geologic formations. We expect to further evaluate these properties and, if warranted, execute our development plans within the next three years in seeking to exploit the value of the properties and the gas gathering system. As of September 30, 2014, the capitalized cost of the coal bed methane leases is $248,295 and the net capitalized cost of the gas gathering system is $111,922.

General and Administrative

Presented below is a summary of general and administrative expenses for the quarters ended September 30, 2013 and 2014:

	2013	2014	Change
Director fees	$450	$10,000	$9,550
Investor relations	10,922	2,448	(8,474)
Legal, auditing and transfer agent	21,580	37,109	15,529
Accounting, financial reporting and rent- related party	750	—	(750)
Consulting fees:
Related parties	30,000	41,250	11,250
Unrelated parties	—	—	—
Other administrative expense	3,653	18,084	14,431
Depreciation	142	143	1

Total general and administrative expenses	$67,497	$109,034	$41,537

General and administrative expenses increased by $41,537 in 2014 compared to 2013. The management has provided accounting services and all needed administrative services for compliance with regulatory agencies and no cost to the Company.

The monthly charge of $10,000 under an agreement with DNR, whereby executive level expertise is provided for our existing and prospective oil and properties. The total monthly charge under the operating agreement is $18,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

The Company in the second quarter of 2014 the board of directors voted to pay Nicholas Scheidt $90,000 for consulting and management of the Company through December 31, 2014. The Company accrued $11,250 during the three months ended September 30, 2014.

Income from operations

Income from operations for the third quarter of 2014 was $85,806 compared to a income of $154,841 for the third quarter of 2013. The decrease in income of $69,035 was primarily due to the increase in the gain on sale of oil and gas properties less the items discussed above relating to the oil and natural gas operations, gas gathering activities, and general and administrative expenses.

Interest Expense

Interest expense decreased by $3,343 in the third quarter of 2014 to $33,350 from $36,693 in the third quarter of 2013.

Results of Operations for the Nine-Months Ended September 30, 2013 and 2014

To date, inflation has not had a material impact on our operations. Presented below is a discussion of our results of operations for the nine-months ended September 30, 2013 and 2014.

Oil and Gas Producing Activities

Presented below is a summary of our oil and gas operations for the nine months ended September 30, 2013 and 2014:

	2013	2014
Oil Sales	$1,308,228	$1,433,994
Natural Gas Sales	329,990	287,229
Royalty Revenue	533	2,525
Sale of Oil & Natural Gas Properties	28,449	350,951

Total Revenue	1,667,200	2,074,699

Production Taxes	(135,451)	(143,891)
Lease Operating Expense	(528,526)	(566,068)
Depreciation, depletion, amortization and accretion	(532,946)	(502,180)

Net	$470,277	$862,560

Net barrels of oil sold	15,116	16,727
Net mcf of gas sold	64,258	50,859
Average price for oil	$86.55	$85.73

Average price for gas	$5.13	$5.65

Lease operating expense per BOE	$20.46	$22.17

DD&A per BOE	$20.64	$19.66

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average oil price for the nine months ended September 30, 2013 was $86.55 per barrel but ranged from a low of $78.10 for March and a high of $92.76 for June. The average oil price for the nine months ended September 30, 2014 was $85.73 per barrel but ranged from a low of $72.68 for January to a high of $95.36 for May. The average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $5.13 per Mcf for the nine months ended September 30, 2013. Our average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $5.65 per Mcf for the nine months ended September 30, 2014.

Production taxes were approximately 8% of our oil and gas sales for the nine months ended September 30, 2013 and 2014. Lease operating expense averaged $20.46 per Barrel of Oil Equivalent (“BOE”), whereby six Mcf of gas are equal to one barrel of oil, for the nine months ended September 30, 2013. Lease operating expense averaged $22.17 per Barrel of Oil Equivalent (“BOE”) for the same period 2014. Many of the wells included in our acquisition have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred. For the nine months ended September 30, 2013, we incurred approximately $164,400 for workovers, well service units and repairs which accounted for approximately $6.37 per BOE of our lease operating expenses that was capitalized based on increased production the wells. For the nine months ended September 30, 2014, we incurred approximately $182,000 for workovers, well service units and repairs which accounted for approximately $7.12 per BOE that were capitalized.

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

During the nine months ended September 30, 2014 we sold our share of the five new wells in which we participated as a small working interest owner for a promote fee of $350,951 and we are still participating in a part of each of the well. We expect to periodically evaluate our portfolio of properties and sell additional properties if we believe a sale can be completed on terms that provide attractive returns.

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We had no revenues for the nine months ended September 30, 2013 and 2014, due to low natural gas prices which resulted in all wells in the field being shut-in since June 2011.

Presented below is a summary of operating costs for the nine months ended September 30, 2013 and 2014:

	2013	2014
Related party- cost of production	$—	$—

Unrelated parties:
Compressor rental	—	—
Pumper costs	—	—
Transportation	—	—
Property taxes	3,825	2,844
Land rent, utilities, repairs and other	7,403	5,135

Total unrelated party costs	11,228	7,979

Total	$11,228	$7,979

Depreciation expense related to the gas gathering system was $33,165 for the nine months ended September 30, 2013 and 2014.

In July 2011, we acquired the entire field of coal bed methane wells as part of our $11 million acquisition. While these wells are not economic at current prices being received for natural gas related to the production capability from the existing geologic formation, we have geologic and engineering data that suggest substantial gas reserves exist on these properties by drilling new wells and/or recompleting the existing wells to several new geologic formations. We expect to further evaluate these properties and, if warranted, execute our development plans within the next three years is seeking to exploit the value of the properties and the gas gathering system. As of September 30, 2014, the capitalized cost of the coal bed methane leases is $248,295 and the net capitalized cost of the gas gathering system is $111,922.

General and Administrative

Presented below is a summary of general and administrative expenses for the nine months ended September 30, 2013 and 2014:

	2013	2014	Change
Director fees	$1,800	$10, 450	$8,650
Investor relations	86,349	37,634	(48,715)
Legal, auditing and transfer agent	118,470	115,753	(2,717)
Accounting, financial reporting and rent- related party	2,250	—	(2,250)
Consulting fees:
Related parties	90,000	168,750	78,750
Unrelated parties	—	—	—
Other administrative expense	44,215	59,166	14,951
Depreciation	427	428	1

Total general and administrative expenses	$343,511	$392,181	$48,670

General and administrative expenses increased by $48,670 in 2014 compared to 2013. The management has provided accounting services and all needed administrative services for compliance with regulatory agencies and no cost to the Company.

We incur a monthly charge of $10,000 under an agreement with DNR, whereby executive level expertise is provided for our existing and prospective oil and properties. The total monthly charge under the operating agreement is $18,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

The Company in the second quarter of 2014 the board of directors voted to pay Nicholas Scheidt $90,000 for consulting and management of the Company through December 31, 2014. The Company accrued $78,750 during the nine months ended September 30, 2014.

Income from operations

Income from operations for the nine months ended September 30, 2014 was $429,235 compared to an income of $82,373 for the nine months ended September 30, 2013. The increase in income was primarily due to the gain on sale of oil and gas properties of $350,951, as well as the items discussed above relating to the oil and natural gas operations, gas gathering activities, and general and administrative expenses.

Interest Expense

Interest expense increased by $4,835 for the nine months ended September 30, 2014 to $103,328 from $98,493 for the nine months ended September, 2013 due to increase in borrowing and restructure of debt.

Liquidity and Capital Resources

We had a working capital deficit as of September 30, 2014 of $1,118,061, compared to a working capital deficit of $619,426 at December 31, 2013. The approximate $500,000 increase in our working capital deficit resulted from a decrease in cash from redeeming common stocks capital expenditures, an increase in current liabilities after restructure the Company’s debt, reduced by operating profits.

We generated positive operating cash flow of $414,588 for the nine months ended September 30, 2014 compared to operating cash flow of $195,716 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, we (used) $(186,353) of cash flows related to investing activities for capital expenditures. For the nine months ended September 30, 2013, we (used) $(246,018) of cash flows related to investing activities for capital expenditures.

For the nine months ended September 30, 2013, financing activities provided net cash flow of $50,771. For the nine months ended September 30, 2014, we had net cash financing activities that (used) $(701,638) as we borrowed $622,638, repaid borrowings of $1,080,776, redeemed common stock for $228,000, and redeemed series A-1preferred stock $15,500.

Part of our strategy is to monitor the current production of our properties, seek to develop them with infield drilling, and explore sales and purchases of additional leases and operating wells with upside. We are currently evaluating several opportunities for drilling in Wyoming and Colorado. As part of our evaluation we have entered into participating agreements for five wells in Wyoming. The Company has participated as a working interest owner in five horizontal wells. Three have been completed and two are in the process of being completed in Campbell County and Converse County, Wyoming in the Turner and Shannon zone. The following is a description of the wells:

1)	The Thielen #1-21 is in Section 21 Township 43N. This well has been drilled to a total depth of approximately 15,350 including the lateral. The Company will have an approximate 1.06% working interest.

2)	The Thielen #2-21 is in Section 21 Township 43N. This well has been drilled to a total depth of approximately 15,330 feet including the lateral. The Company will have an approximate 1.06% working interest.

3)	The Starlight Federal 28H is located in Section 7, Township 43N. This well has been drilled to a total depth of approximately 15,310 including the lateral. The Company will have an approximate 0.7025% working interest.

4)	The Starlight Federal 30H is located in Section 7, Township 43N. This well is scheduled to be drilled in the fourth of quarter of 2014 and is planned to be drilled to a total depth of approximately 15,310 including the lateral. The Company will have an approximate 0.7025% working interest

5)	The Wibaux Gold Federal 4076-10-03-1SH is located in Section 10, Township 40. This well is in the process of being drilled and is expected to be completed to be drilled to a total depth of approximately 20,185 including the lateral. The Company will have an approximate 0.3488% working interest.

The Company has received the results on three of the wells and these results have been included in this filing. We do not have results on the other two wells other then the drilling is in process.

As of September 30, 2014, we had cash and equivalents of approximately $3,000 and approximately $460,000 in receivables due from oil and natural gas operations in the next 60 days. We have a working capital loan for $1,500,000 and we have borrowed $550,000 and have a $950,000 available to use for growth. We also expect to evaluate acquisitions that are consistent with our business objective of acquiring interests in traditional oil and gas ventures, and seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas.

In order to execute our plan to acquire additional interests in oil and gas properties that meet our objectives, we need additional financing in addition to our working capital loan above. From the time we acquired our existing properties in the third quarter of 2011, we have sold our interests in some of those properties, which resulted in aggregate net proceeds from three sales of $6,377,000, which was used to repay acquisition indebtedness. We intend to only sell properties that can be liquidated for an attractive premium and there can be no assurance that we will continue to generate any proceeds from the sale of our properties.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2014, we have future minimum lease payments of approximately $6,000. This amount is payable during the years ending June 30, 2015, 2016, 2017, 2018 and after 2019 in the amounts of $1,000 each year respectively.

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

Due to consideration retained by the related party sellers from sales of properties through the first quarter of 2012, and $250,000 of consideration payable in December 2012 due to a sustained increase in oil prices over $100 per barrel, and the sale of a third property in December the maximum future consideration has been reduced by approximately $5.8 million to $19.2 million as of September 30, 2014.

SEC Formal Investigation

The Denver Regional Office of the Securities and Exchange Commission is conducting a non-public, formal, investigation (“SEC Investigation”) to determine whether there have been violations of certain provisions of the federal securities laws relating to the Company, its management and third parties. The principal areas of the SEC Investigation relate to the sale of certain Company securities, possible trading manipulation activities with respect to the Company’s common stock, and potential violations of the federal broker-dealer registration laws by persons or entities in connection with the purchase or sale of the Company’s securities. To date, neither the Company nor any of its directors, officers, or employees have been accused of any wrongdoing by the SEC. We also have been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We have been cooperating fully with the SEC. We cannot reasonably estimate the timing of the SEC Investigation, nor can we predict whether or not it might have a material adverse effect on our business.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition- Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s unaudited consolidated financial statements and disclosures.

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

Item 4 - Controls and Procedures

As of September 30, 2014, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, and (iii) our controls over financial statement disclosures were determined to be ineffective.

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

By:	/s/ Nicholas Scheidt, CEO
Nicholas L Scheidt, Principal Executive Officer

Dated:	November 20, 2014

By:	/s/ Donald W. Prosser, CFO
Donald W. Prosser, Principal Financial and Accounting Officer

Dated:	November 20, 2014