Form 10-K
period 2014-12-31
ARETE INDUSTRIES INC
filed 2015-04-15
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On June 30, 2014, the aggregate market value of the 7,641,552 shares of common stock held by non-affiliates of the Registrant was approximately $2,674,543

As of April 14, 2015, the Registrant had 12,558,459 shares of common stock issued and outstanding.

Documents Incorporated By Reference - None

[1]	Explanatory Note: The Company is a voluntary filer with the Securities and Exchange Commission but it has filed all Exchange Act reports for the preceding 12 months.

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

On May 25, 2011, we entered into a purchase and sale agreement and other related agreements and documents with Tucker Family Investments, LLLP; DNR Oil & Gas, Inc. which we refer to as DNR; and Tindall Operating Company, which we refer to as Tindall, and collectively we refer to these parties as the Sellers, for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana, which we refer to collectively as the original purchase and sale agreement. DNR is owned primarily by an officer and director of the Company, Charles B. Davis. The consideration for the purchase was determined by bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price was paid in full on September 29, 2011. The Company may be obligated to make additional payments under the amended purchase and sale agreement if the Company increases its proven producing net oil reserves or net gas reserves by drilling or recompletion on certain of the acquired properties in Colorado and Kansas, then the Company will pay $250,000 for every 20,000 bbls or 150,000 mcf increase respectively. If the Nymex prices for oil and/or gas stay above certain thresholds for more than 60 days, the Company will also be required to pay an additional $250,000 as each threshold is exceeded for more than 60 consecutive days. Cumulative payments under the additional purchase price factor for the Colorado and Kansas properties are limited to $5 million. The Company will also make similar payments to the Sellers if the Company increases reserves in the Wyoming and Montana properties, and the Company will make additional payments under a formula by which Sellers and the Company will share proceeds of sales or production from untapped formations on the properties acquired in Wyoming and Montana. Cumulative payments under the additional purchase price factor for the Wyoming and Montana properties are limited to $20 million. The aggregate of all additional purchase price payments from all factors and all states is capped at $25 million. Due to consideration retained by the related party sellers from sales of properties during 2012, and $250,000 of consideration paid in December 2012 and an additional $250,000 of contingent consideration due to sustained increases in oil prices over $100 per barrel, and sale of a third property in 2013, the maximum future consideration has been reduced by approximately $5.8 million to $19.2 million as of December 31, 2014.

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

Part of our strategy is to monitor the current production of our properties, seek to develop them with infield drilling, and explore sales and purchases of additional leases and operating wells with upside. We are currently evaluating several opportunities for drilling in Wyoming and Colorado. As part of our evaluation we have entered into participating agreements for five wells in Wyoming. The Company has participated as a working interest owner in the four horizontal wells which were drilled and completed in Campbell County, Wyoming in the Turner zone and the one well in Converse County, Wyoming in the Turner Zone. The following is a description of the wells:

1)	The Thielen #1-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,350 including the lateral. The Company has an approximate 1.06% working interest. We had production from this well for eleven months in 2014 and the production is ongoing.

2)	The Thielen #2-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,330 feet including the lateral. The Company has an approximate 1.06% working interest. We had production from this well for seven months in 2014 and the production is ongoing.

3)	The Starlight Federal 28H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 0.7025% working interest. We had production from this well for 10 months in 2014 and the production is ongoing.

4)	The Starlight Federal 30H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 1.450088% working interest. We had no production from this well in 2014 and the production is ongoing.

5)	The Wibaux Gold Federal 4076-10-03-1SH is located in Section 10, Township 43N Converse County Wyoming. This well was drilled to a total depth of approximately 20,185 including the lateral. The Company has an approximate 0.2697755% working interest. We had one month production from this well in 2014 and the production is ongoing.

The following table provides information regarding our oil and natural gas properties and operations by state where the properties are located:

	Proved Reserves at 2014 Year-End			Productive Wells		2014 Average
	Quantity	Pre-Tax	%	During 2014		Monthly Production
State	(BOE) (a)	PV 10% (b)	Oil (c)	Gross	Net (d)	(BOE)
Wyoming	121,233	$2,346,812	67.4%	32.0	21.0	1,693
Kansas	119,948	2,806,158	100.0%	8.0	4.3	544
Colorado	85,677	1,964,952	38.5%	7.0	6.7	582
Montana	6,163	24,538	0.0%	2.0	1.4	59

	333,021	$7,142,460	68.8%	49.0	33.4	2,878

(a)	BOE is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of oil.
(b)	The prices used to calculate this measure were $84.09 per barrel of oil and $6.09 per Mcf for natural gas. These prices were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December 31, 2014, which resulted in benchmark prices of $94.99 per barrel for crude oil and $4.35 per MMbtu for natural gas. Benchmark prices were further adjusted on a well by well basis for transportation, quality and basis differentials to arrive at the prices used for this report.
(c)	Computed based on BOE using the ratio of six Mcf of natural gas to one barrel of oil.
(d)	Net wells are the sum of our fractional working interests owned in gross wells.

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

	Standardized
	Measure	PV 10
Future cash inflows	$23,132,987	$23,132,987
Future production costs	(9,732,541)	(9,732,541)
Future development costs	(781,442)	(781,442)
Future income taxes	(1,905,627)	—

Future net cash flows	10,713,377	12,619,004
10% annual discount	(4,724,250)	(5,476,544)

Discounted future net cash flows	$5,989,127	$7,142,460

The difference between the standardized measure of $5,989,127 and PV10 of $7,142,460 is $1,153,333 which is due to income taxes included in the standardized measure as follows:

Undiscounted income taxes	$1,905,627
Impact of 10% discount factor	(752,294)

Discounted impact of income taxes	$1,153,333

Business Strategy

Our business strategy is three-fold in approach.

•	We plan to and have acquired oil and natural gas operating properties that will provide for the operations of the Company;

•	We expect to seek to acquire leases that have development possibility either for us to drill or with other companies on a joint venture or farm-out basis. Part of this plan would include the possibility of selling leases and retaining an overriding royalty in the property and a right to buy back into future development; and

•	We are looking for acquisitions of producing properties with future development.

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

Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of affecting the current global supply of crude oil and maintaining, lowering or increasing certain price levels. A drastic reduction in crude oil prices and related products from nearly $100 per barrel at mid-year 2014 to as low as $45 per barrel in early 2015 has negatively impacted the oil and gas industry. As of April 13, 2015, the price of crude oil was approximately $51 per barrel. Continuation of these steep declines put us at a disadvantage compared to many of our competitors due to their greater financial resources and ability to withstand such significant price declines.

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

Environmental Matters

All of the jurisdictions in which we own or operate producing oil and natural gas properties have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the plugging and abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil and natural gas properties, as well as regulations that generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the establishment of maximum allowable rates of production from fields and individual wells. Our operations are also subject to various conservation laws and regulations. These laws and regulations govern the size of drilling and spacing units, the density of wells that may be drilled in oil and natural gas properties and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of land and leases to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of land and leases. In areas where pooling is primarily or exclusively voluntary, it may be difficult to form spacing units and therefore difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose specified requirements regarding the ratability of production. On some occasions, tribal and local authorities have imposed moratoria or other restrictions on exploration and production activities pending investigations and studies addressing potential local impacts of these activities before allowing oil and natural gas exploration and production to proceed.

The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Environmental Regulations

Our operations are subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the United States Environmental Protection Agency, commonly referred to as the EPA, issue regulations to implement and enforce these laws, which often require difficult and costly compliance measures. Among other things, environmental regulatory programs typically regulate the permitting, construction and operation of a facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Failure to comply with environmental laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, which could result in liability for environmental damages and cleanup costs without regard to negligence or fault on our part.

New programs and changes in existing programs, however, may address various aspects of our business including natural occurring radioactive materials, oil and natural gas exploration and production, air emissions, waste management, and underground injection of waste material. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect on our financial condition and results of operations. The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance in the future may have a material adverse impact on our capital expenditures, earnings and competitive position.

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons may include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

Under the federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as RCRA, most wastes generated by the exploration and production of oil and natural gas are not regulated as hazardous waste. Periodically, however, there are proposals to lift the existing exemption for oil and natural gas wastes and reclassify them as hazardous wastes. If such proposals were to be enacted, they could have a significant impact on our operating costs, as well as the oil and natural gas industry in general. In the ordinary course of our operations moreover, some wastes generated in connection with our exploration and production activities may be regulated as solid waste under RCRA, as hazardous waste under existing RCRA regulations or as hazardous substances under CERCLA. From time to time, releases of materials or wastes have occurred at locations we own or at which we have operations. These properties and the materials or wastes released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we have been and may be required to remove or remediate such materials or wastes.

Water Discharges

Our operations are also subject to the federal Clean Water Act and analogous state laws. Under the Clean Water Act, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit. Some of our properties may require permits for discharges of storm water runoff. We believe that we will be able to obtain, or be included under, these permits, where necessary, and make minor modifications to existing facilities and operations that would not have a material effect on us. The Clean Water Act and similar state acts regulate other discharges of wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.

Our oil and natural gas production also generates salt water, which we dispose of by underground injection. The federal Safe Drinking Water Act (“SDWA”), the Underground Injection Control (“UIC”) regulations promulgated under the SDWA and related state programs regulate the drilling and operation of salt water disposal wells. The EPA directly administers the UIC program in some states, and in others it is delegated to the state for administering. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking salt water to groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Hydraulic Fracturing

The completion operations of wells we participate in are subject to regulation, which may increase in the short- or long-term. The well completion technique known as hydraulic fracturing is used to stimulate production of natural gas and oil has come under increased scrutiny by the environmental community, and local, state and federal jurisdictions. Hydraulic fracturing involves the injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate oil and natural gas production.

Under the direction of Congress, the EPA has undertaken a study of the effect of hydraulic fracturing on drinking water and groundwater. The EPA has also announced its plan to propose pre-treatment standards under the Clean Water Act for wastewater discharges from shale hydraulic fracturing operations. Congress may consider legislation to amend the SDWA to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Certain states, including Colorado and Wyoming, have issued similar disclosure rules. Several environmental groups have also petitioned the EPA to extend toxic release reporting requirements under the Emergency Planning and Community Right-to-Know Act to the oil and natural gas extraction industry. Additional disclosure requirements could result in increased regulation, operational delays, and increased operating costs that could make it more difficult to perform hydraulic fracturing.

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources, including oil and natural gas production. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Our operations, or the operations of service companies engaged by us, may in certain circumstances and locations be subject to permits and restrictions under these statutes for emissions of air pollutants.

Recently, the EPA issued four new regulations for the oil and natural gas industry, including: a new source performance standard for volatile organic compounds (“VOCs”); a new source performance standard for sulfur dioxide; an air toxics standard for oil and natural gas production; and an air toxics standard for natural gas transmission and storage. The final rule includes the first federal air standards for natural gas wells that are hydraulically fractured, or refractured, as well as requirements for several sources, such as storage tanks and other equipment, and limits methane emissions from these sources. Compliance with these regulations will impose additional requirements and costs on our operations.

In December 2014, the EPA proposed to lower the existing 75 parts per billion (“ppb”) national ambient air quality standards (“NAAQS”) for ozone under the federal Clean Air Act to a range within 65-70 ppb. The EPA is also taking public comment on whether the ozone NAAQS should be revised to as low as 60 ppb. A lowered ozone NAAQS in a range of 60-70 ppb could result in a significant expansion of ozone nonattainment areas across the United States, including areas in which we operate. Oil and natural gas operations in ozone nonattainment areas would likely be subject to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements, and increased permitting delays and costs.

Climate Change

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that require reporting and reductions of the emission of such greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning oil, natural gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change, and the Kyoto Protocol address greenhouse gas emissions, and several countries including those comprising the European Union have established greenhouse gas regulatory systems. In the United States, at the state level, many states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the emission inventories, emissions targets, greenhouse gas cap and trade programs or incentives for renewable energy generation, while others have considered adopting such greenhouse gas programs.

At the federal level, the EPA has issued regulations requiring us and other companies to annually report certain greenhouse gas emissions from our oil and natural gas facilities. Beyond its measuring and reporting rules, the EPA has issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding served as the first step to issuing regulations that require permits for and reductions in greenhouse gas emissions for certain facilities.

In addition, President Obama released a Strategy to Reduce Methane Emissions in March 2014. Consistent with that strategy, the EPA has announced that it intends to issue a proposed rule in 2015 to set standards for methane and VOC emissions from new and modified oil and natural gas production sources and natural gas processing and transmission sources. The EPA intends to issue a final rule in 2016. As another prong of the President’s strategy, the federal Bureau of Land Management (“BLM”) is expected to propose standards in 2015 to reduce venting and flaring on public lands. The EPA and BLM actions are part of a series of steps by the Administration that are intended to result by 2025 in a 40-45% decrease in methane emissions from the oil and natural gas industry as compared to 2012 levels. In the courts, several decisions have been issued that may increase the risk of claims being filed by governments and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people, and property.

Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur additional operating costs, such as costs to purchase and operate emissions control systems or other compliance costs, and reduce demand for our products.

The National Environmental Policy Act

Oil and natural gas exploration and production activities may be subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. This process has the potential to delay the development of future oil and natural gas projects.

Threatened and endangered species, migratory birds and natural resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. The United States Fish and Wildlife Service may designate critical habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat designation could result in further material restrictions on federal land use or on private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent or restrict oil and natural gas exploration activities or seek damages for any injury, whether resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and in some cases, criminal penalties.

Hazard communications and community right to know

We are subject to federal and state hazard communication and community right to know statutes and regulations. These regulations govern record keeping and reporting of the use and release of hazardous substances, including, but not limited to, the federal Emergency Planning and Community Right-to-Know Act and may require that information be provided to state and local government authorities and the public.

Occupational Safety and Health Act

We are subject to the requirements of the federal Occupations Safety and Health Act and comparable state statues that regulate the protection of the health and safety of workers. In addition, the Occupational Safety and Health Administration’s hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees.

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

Our future capital requirements depend on many factors, including development and acquisition opportunities, the availability of debt financing and the cash flow from our operations. To the extent that the funds available are insufficient to meet future capital requirements, we will likely need to reduce our development activity as we did in 2014. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition will likely be adversely affected.

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

A drastic reduction in crude oil prices and related products from nearly $100 per barrel at mid-year 2014 to as low as $45 per barrel in early 2015 has impacted the oil and gas industry. As of April 13, 2015, the price of crude oil was approximately $51 per barrel. Should the recent prevailing oil prices remain in effect for an extended period of time, we may be required to curtail capital expenditures unless we are able to raise additional equity or debt funding. Continuation of the steep decline in oil prices, and any declines that may occur in the future, can be expected to significantly reduce our revenues, profitability and cash flow as well as the value of our reserves and may also adversely affect the economics of future operations resulting in deferral or cancellation of planned drilling and related activities until such time, if ever, as economic conditions improve sufficiently to support such operations.

If oil and natural gas prices decrease, we may be required to negatively impacting the trading value of our securities.

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we have and may be required to further write down the carrying value of our oil and natural gas properties. A write-down would constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

We do not have any employees and we depend on our chief executive officer and chief financial officer for a significant majority of our management decisions, operations and industry contacts.

Due to our limited operations, we do not have any employees, and our executive officers are retained as independent contractors on a part-time basis. We are heavily dependent upon the efforts of our Chief Executive Officer, Nicholas L. Scheidt, who essentially operates our company and our Chief Financial Officer, Donald W. Prosser, who handles the finances and financial filings. We do not have an employment agreement with either officer nor do we have any key man insurance on their life. As we currently do not have a successor to Messrs. Scheidt and Prosser, the loss of either of their services would likely have a material adverse impact on our business.

Our future performance is difficult to evaluate because we have a limited operating history.

Our operations in the natural resources industry commenced with our acquisition of a gas gathering pipeline as of September 2006. In the third quarter of 2011, we purchased various oil and gas producing properties for a base purchase price of $11,000,000. Prior to our third quarter of 2011 asset acquisition, our revenues were minimal and we incurred significant losses. As of December 31, 2014, our accumulated deficit was approximately $16.2 million.

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

Our internal controls and operations are subject to extensive regulation and reporting obligations and as of December 31, 2014, we concluded that our disclosure controls and procedures were not effective. See Item 9A, “Controls and Procedures”. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, effective internal control over financial reporting may not prevent or detect misstatements. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of common stock.

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

There were 12,558,459 shares of our common stock outstanding as of April 14, 2015. As of that date, members of our management and their affiliates beneficially owned approximately 5,299,818 shares of our common stock, representing 42.19% of our outstanding common stock. Sale of a substantial number of these shares would likely have a significant negative effect on the market price of our common stock, particularly if the sales are made over a short period of time.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

Oil and Natural Gas Properties

The following table lists our oil and natural gas properties by state and field as of December 31, 2014:

		Productive Wells		Proved Reserves
Field	County	Gross	Net (a)	(BOE) (b)
Wyoming:
Rex Lake	Albany	7.0	7.0	14,092
Buff	Campbell	4.0	4.0	35,151
Shippy	Campbell	1.0	1.0	21,596
Bobcat Creek	Converse	1.0	0.6	4,902
Other	Various	19.0	8.4	45,492

Kansas:
Big Bow	Stanton	5.0	1.5	32,034
Granger Creek	Clark	1.0	1.0	47,510
Walz	Trego	1.0	0.9	25,323
Other	Graham	1.0	0.9	8,382

Colorado:
Gemini	Weld	2.0	2.0	47,287
Smokey Creek	Cheyenne	1.0	0.7	31,628
Wild Horse	Weld	1.0	1.0	2,525
Other	Various	3.0	3.0	10,936

Montana:
Police Coulee	Toole	2.0	1.4	6,163

		49.0	33.4	333,021

(a)	Net wells are the sum of our fractional working interests owned in gross wells.
(b)	BOE is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of oil.

Gas Gathering System

In September 2006, the Company acquired a gas gathering system (pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This pipeline has been shut-in since June 2011 and is not generating revenue. The system has been shut in due to the low price of natural gas.

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

	HIGH	LOW
Year Ended December 31, 2014:
First Quarter	$0.89	$0.22
Second Quarter	0.45	0.26
Third Quarter	0.43	0.20
Fourth Quarter	0.27	0.08
Year Ended December 31, 2013:
First Quarter	$0.45	$0 .25
Second Quarter	0.35	0.16
Third Quarter	0.45	0.16
Fourth Quarter	0.40	0.34

On April 14, 2015, the last reported sales price of our common stock as reported on the OTCQB was approximately $.13 per share.

Holders

As of April 14, 2015, the approximate number of holders of record of shares of our common stock, our only class of trading securities, was approximately 3,900. The number of record holders of our common stock was determined from the records of our transfer agent and does not include numerous beneficial owners of our common stock whose shares are held in street name by various security brokers, dealers, and registered clearing agencies. The number of beneficial shareholders is unknown to us.

Dividends

The Company has not paid any cash dividends with respect to its common stock and it is not anticipated that the Company will pay cash dividends in the foreseeable future. Also, the Company cannot pay cash dividends on its common stock so long as any shares of convertible preferred stock are outstanding. During 2014 the Company cancelled the balance of its preferred stock shares outstanding. The Company as part of it’s line of credit agreement most ask the bank for permission to pay a cash dividend.

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

Recent Sales of Unregistered Securities

During the fourth quarter 2014 the Company issued 150,000 shares to an affiliate of William W Stewart in exchange for its interest in certain mineral interests.

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

As of December 31, 2014, the Company had a working capital deficit of $1,294,408 and a balance of cash and equivalents of $30,756. For the past few years we have obtained loans and incurred significant operating payables, primarily from related parties.

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

There are no assurances that we can resolve our pressing capital needs, and although we have revenue from operations, our ability to execute our plans will still be dependent on our ability to raise additional capital. We have not received a commitment to finance the drilling development plan we would like to implement. Our cash flow is dependent on the prices for crude oil. We have entered into a participation agreement with an unrelated third party to participate in three wells that we had interest in the leases. We also have a line of credit for $1,500,000 of which we have drawn $549,105. We plan to use part of the balance for further development of these wells and other opportunities in the same fields.

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

Revenue Recognition

We record revenue from the sale of natural gas, NGL’s and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at December 31, 2013 and 2014 were not material.

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

Stock-based Compensation

We have not granted any stock options or warrants during the years ended December 31, 2013 and 2014 and no options or warrants were outstanding at any time during these years. We have issued shares of common stock for services performed by officers, directors and unrelated parties during 2013 and 2014. We have recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.

Results of Operations for the Years Ended December 31, 2013 and 2014

Presented below is a discussion of our results of operations for the years ended December 31, 2013 and 2014.

Oil and Gas Producing Activities

On July 29, 2011, we entered into a purchase and sale agreement which resulted in our acquisition of producing oil and gas properties in Wyoming, Colorado, Kansas and Montana. Presented below is a summary of our oil and gas operations for the years ended December 31, 2013 and 2014:

	2013	2014
Oil sales	$1,791,451	$1,797,230
Natural gas sales	434,230	361,053
Royalty revenues	533	3,369
Sale of oil and natural gas properties	347,888	391,585

Total revenue	2,574,102	2,553,237
Production taxes	(187,594)	(179,660)
Lease operating expense	(679,172)	(791,142)
Plug and abandonment expenses	—	(36,250)
Depreciation, depletion, amortization and accretion (“DD&A”)	(665,123)	(767,857)

Net	$1,042,213	$778,328

Net barrels of oil sold	21,304	22,825
Net Mcf of gas sold	82,207	70,195
Net Barrels of Oil Equivalent (“BOE”) sold	35,005	34,524
Average price per barrel of oil sold	$84.09	$78.74

Average price for per Mcf of natural gas sold	$5.28	$5.14

Lease operating expense per BOE	$19.40	$22.92

DD&A per BOE	$19.01	$22.24

The average oil price for 2014 was $78.74 per barrel, a decrease of 5.20% compared to $84.09 per barrel for 2013. Our average natural gas price, including proceeds from sales of natural gas liquids, amounted to $5.14 per Mcf for 2014, which is an decrease of 2.65% compared to $5.28 per Mcf for 2013.

Production taxes were approximately 8.3% of our oil and gas sales for 2014 compared to 8.4% for 2013. Lease operating expense averaged $22.92 per BOE for 2014, an increase of 18.1% compared to $19.40 per BOE for 2013.

For 2014 our DD&A per BOE was $22.24 compared to $19.01 per BOE for 2013. DD&A expense for 2014 was $767,857 compared to $665,123 for 2013.

We had $391,585 in sale of oil and gas properties in 2014. This was 100% from our participation agreement for the development of the five horizontal wells in Campbell and Converse counties Wyoming.

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

Presented below is a summary of operating costs for the years ended December 31, 2013 and 2014:

	2013	2014	Percent Change
Related party- cost of production	$—	$—	0%

Unrelated parties:
Compressor rental	—	—	0%
Pumper costs	—	—	0%
Transportation	—	—	0%
Property taxes	4,470	3,792	(17.9%)
Land rent, utilities, repairs and other	9,670	5,134	(46.9%)

Total unrelated party costs	14,140	8,926	(63.1%)

Total	$14,140	$8,926	(63.1%)

Depreciation expense related to the gas gathering system was $44,219 for both 2013 and 2014.

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

General and Administrative

Presented below is a summary of general and administrative expenses for the years ended December 31, 2013 and 2014:

	2013	2014	Change
Director fees	$2,250	$20,450	$18,200
Investor relations	98,505	65,833	(32,672)
Legal, auditing and professional services	147,348	146,581	(767)
Consulting and executive services:
Related parties	123,000	220,800	97,800
Unrelated parties	—	—	—
Other administrative expenses	59,712	72,807	13,095
Depreciation	570	570	—

Total general and administrative expenses	$431.385	$527,041	$95,656

General and administrative expenses increased by $95,656 for 2014 compared to 2013, primarily due to decreases in investor relations and legal, auditing and professional fees; and increases in consulting and executive services, directors fees, and other administrative expenses.

Operating income

Income from operations for the year ended December 31, 2014 was $198,142 compared to income from operations of $552,469 for the year ended December 31, 2013. The decrease in operating income of $354,327 was primarily due to the additional costs in oil & gas operations and additional overhead charges.

Interest Expense

Interest expense increased from $132,186 for 2013 to $135,773 for 2014, the increase of $3,605. The increase was due primarily to the rates on the new notes.

Net income applicable to common shareholders

For the year ended December 31, 2014, net income applicable to common shareholders was $70,945 compared to income applicable to common shares of $3,367,515 for the year ended December 31, 2014. The net income applicable to common shareholders included a $3,160,026 discount on the redemption of 512.5 shares of the Company’s Series A1 Preferred Stock for December 31, 2013, and a $17,951 discount on the redemption of 10 shares of the Company’s Series A1 Preferred Stock for December 31, 2014. The discount on the preferred stock redemption is the difference between the carrying value per share and the $0.75 per share paid by the Company to the preferred shareholders.

Liquidity and Capital Resources

We had a working capital deficit as of December 31, 2014 of approximately $1,295,000, compared to a working capital deficit of $620,000 at December 31, 2013. We generated positive operating cash flow of approximately $660,000 for 2014 compared to operating cash flow of approximately $384,000 for 2013.

During 2014 our investing activities used net cash of $(326,000). We had capital expenditures of $640,000. During 2014, we generated net proceeds of approximately $313,000 from participation agreement in oil and gas property. During 2013 our investing activities provided net cash of $172,000. We had capital expenditures of $307,000. During 2013, we generated net proceeds of approximately $479,000 from the sale of a 100% working interest in an oil and gas property and the sale of some equipment. We realized a gain of approximately $348,000 on the sale of this property and equipment.

During 2014 our financing activities used net cash of approximately $778,000. The 2014 financing activities included borrowings of approximately $623,000. These funds were needed to fund our operations, a redemption of Preferred Stock Series A of $15,500, repurchase of 1,200,000 shares of common stock for $228,000, and repayment of notes payable of $1,157,000. During 2013 our financing activities used net cash of approximately $86,000. The 2013 financing activities included borrowings of approximately $1,043,000. These funds were needed to fund our operations as well as to make a $392,000 Preferred Stock Series A dividend payment, redemption of Preferred Stock Series A of $50,000, and repayment of notes payable of $687,000.

We also expect to evaluate acquisitions that are consistent with our business objective of acquiring interests in traditional oil and gas ventures, and seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas. The Company has participated as a working interest owner in the four horizontal wells which were drilled and completed in Campbell County, Wyoming in the Turner zone and one well in Converse County, Wyoming in the Turner Zone. The following is a description of the wells:

1)	The Thielen #1-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,350 including the lateral. The Company has an approximate 1.06% working interest. We had production from this well for eleven months in 2014.

2)	The Thielen #2-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,330 feet including the lateral. The Company has an approximate 1.06% working interest. We had production from this well for seven months in 2014.

3)	The Starlight Federal 28H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 0.7025% working interest. We had production from this well for 10 months in 2014.

4)	The Starlight Federal 30H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 1.450088% working interest. We had no production from this well in 2014.

5)	The Wibaux Gold Federal 4076-10-03-1SH is located in Section 10, Township 43N Converse County Wyoming. This well was drilled to a total depth of approximately 20,185 including the lateral. The Company has an approximate 0.2697755% working interest. We had one month production from this well in 2014.

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

The following recent financings are part of the funding of our business plan:

1). Bank Line of Credit

On January 28, 2014, we entered into a line of credit loan agreement with CityWide Bank for $1,500,000 due January 15, 2015, the loan was extended by the bank until April 28, 2015. The Company is negotiating a longer extension pending the receipt of the reserve study and the 10-K by the bank. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum rate of 6.5%., the note has draw provisions, with the first draw of $479,701.39; 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a unrelated third party, and 5) the personal guarantee of the Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company’s PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. As of December 31, 2014 the outstanding balance of the loan is $549,105.

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

The DNR note contains customary default and acceleration provisions and provides for a default interest rate of 18% per annum and is subordinated to the bank line of credit. The note is subordinated to the bank line of credit.

3)Extension of Existing Promissory Notes

In June 2013, in connection with the conversions of Series A1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. In connection with our new line of credit, we have agreed with the holders of these two existing notes to make a partial prepayment on the principal balance of the Notes in exchange for an extension of the maturity date to April 27, 2015. Information concerning the principal pay down and new maturity date is set forth in the following table.

Name of Holder	Principal Balance Before Pay down	Principal Pay down	Remaining Principal Balance
Burlingame Equity Investors II, LP	$44,000	$26,251	$17,749
Burlingame Equity Investors Master Fund, LP	$506,000	$340,749	$165,251

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

Contractual Obligations and Commercial Commitments

As of December 31, 2014, we have future minimum lease payments of approximately $5,000. This amount is payable during the years ending December 31, 2015, 2016, 2017 and after 2018 in the amounts of $1,000, $1,000, $1,000, $1,000, and $1,000, respectively.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation – Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition- Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

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

We have audited the accompanying consolidated balance sheet of Arête Industries, Inc. and Subsidiaries as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arête Industries, Inc. and Subsidiaries at December 31, 2013 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado April 15, 2015	/s/ CAUSEY DEMGEN & MOORE P.C.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	2013	2014
ASSETS
Current Assets:
Cash and equivalents	$476,323	$30,755
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	230,029	103,668
Other	2,368	78,273
Prepaid expenses and other	38,177	34,222

Total Current Assets	746,897	246,918

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	9,555,897	10,222,668
Unevaluated properties	314,336	348,836
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522

Total property and equipment	10,334,950	11,036,221
Less accumulated depreciation, depletion and amortization	(2,094,337)	(2,840,173)

Net Property and Equipment	8,240,613	8,196,048

TOTAL ASSETS	$8,987,510	$8,442,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Operator fees and other	$36,000	$36,000
Unrelated parties	17,806	43,365
Notes and advances payable - current portion:
Directors and affiliates	717,833	288,258
Unrelated parties	325,000	872,239
Accrued interest expense	52,242	3,279
Accrued consulting - related party	—	21,800
Director fees payable in common stock	450	20,900
Current portion of asset retirement obligations	159,782	191,843
Other accrued costs and expenses	57,210	63,642

Total Current Liabilities	1,366,323	1,541,326

Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	250,000	250,000
Notes and advances payable, net of current portion:
DNR Oil & Gas, Inc.:	792,151	792,151
Directors and affiliates	246,639	62,440
Unrelated parties	425,000	63,534
Asset retirement obligations, net of current portion	522,421	557,170

Total Long-Term Liabilities	2,236,211	1,725,295

Total Liabilities	3,602,534	3,266,621

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, issued and outstanding 10 shares in 2013 and 0 shares in 2014, liquidation preference of $111,250 in 2013 and $-0- in 2014.	95,451	—
Series 2; authorized 2,500 shares, issued and outstanding no shares in 2013 and 2014	—	—
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 13,608,459 in 2013 and 12,558,459 in 2014	21,488,387	21,294,887
Accumulated deficit	(16,198,862)	(16,118,542)

Total Stockholders’ Equity	5,384,976	5,176,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,987,510	$8,442,966

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013 and 2014

	2013	2014
Revenues:
Oil and natural gas sales	$2,225,681	$2,158,283
Royalty revenues	533	3,369
Sale of oil and natural gas properties	347,888	391,585

Total revenues	2,574,102	2,553,237

Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	679,172	791,142
Production taxes	187,594	179,660
Plug and abandonment expenses	—	36,250
Depreciation, depletion, amortization and accretion	665,123	767,857
Gas gathering:
Operating expenses	14,140	8,926
Depreciation	44,219	44,219
General and administrative expenses:
Director fees	2,250	20,450
Investor relations	98,505	65,833
Legal, auditing and professional fees	147,348	146,581
Consulting fees executive services:
Related parties	123,000	220,800
Unrelated parties	—	—
Other administrative expenses	59,712	72,807
Depreciation	570	570

Total operating expenses	2,021,633	2,355,095

Operating income	552,469	198,142
Interest income	1	—
Interest expense	(132,168)	(135,773)

Total other income (expense)	(132,167)	(135,773)

Income before income taxes	420,302	62,369
Income tax benefit (expense)	—	—

Net income	$420,302	$62,369

Net Income Applicable to Common Stockholders:
Net income	$420,302	$62,369
Redemption of preferred stock	3,160,026	17,951
Accrued Preferred stock dividends	(212,813)	(9,375)

Net income applicable to common stockholders	$3,367,515	$70,945

Earnings Per Share Applicable to Common Stockholders:
Basic	$0.31	$0.01

Diluted	$0.31	$0.01

Weighted Average Number of Common Shares Outstanding:
Basic	10,760,000	12,450,000

Diluted	10,760,000	12,450,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013 and 2014

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, December 31, 2012	522.5	4,987,326	7,979,801	17,151,097	(16,227,289)	5,911,134
Issuance of common stock to unrelated parties:
Valued at $0.40 per share for consulting services	—	—	45,000	18,000		18,000
Valued at $0.30 per share for consulting services	—	—	20,000	6,000		6,000
Valued at $0.30 per share for loan fees	—	—	20,000	6,000		6,000
Issuance of common stock in exchange for consulting services provided by related parties:
Valued at $0.67 per share for June 2013 services			44,823	30,000		30,000
Issuance of common stock for Board of Director’s fees:
Valued at an average of $0.49 per share for 2013	—	—	72,170	35,415		35,415
Conversation of Series A
Preferred Stock	(512.5)	(4,891,875)	5,426,665	4,241,875		(650,000)
Preferred dividend paid					(391,875)	(391,875)
Net income	—	—	—	—	420,302	420,302

Balances, December 31, 2013	10.0	$95,451	13,608,459	$21,488,387	$(16,198,862)	$5,384,976
Issuance of common stock in exchange for purchase of oil properties from a related parties:
Valued at $0.23 per share October 2014			150,000	34,500		34,500
Redeemption of Common Stock			(1,200,000)	(228,000)		(228,000)
Redeemption of Preferred Stock	(10.0)	(95,451)			17,951	(77,500)
Net income	—	—	—	—	62,369	62,369

Balances, December 31, 2014	—	$—	12,558,459	$21,294,887	$(16,118,542)	$5,176,345

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2014

	2013	2014
Cash Flows from Operating Activities:
Net income	$420,302	$62,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	642,816	745,836
Accretion of discount on asset retirement obligations	67,096	66,810
Gain on sale of oil and gas properties	(347,888)	(391,585)
Common stock issued in exchange for services	18,000	—
Changes in operating assets and liabilities:
Accounts receivable	(153,519)	101,740
Prepaid expenses and other	22,857	3,955
Accounts payable	(93,136)	25,559
Accrued costs and expenses	(192,397)	44,235

Net cash provided by operating activities	384,131	658,919

Cash Flows from Investing Activities:
Capital expenditures for oil and gas properties	(307,465)	(639,259)
Proceeds from sale of oil and gas properties	1,033,324	312,789
Contingent consideration paid to DNR under sharing arrangement	(554,193)	—

Net cash provided by (used in) investing activities	171,666	(326,470)

Cash Flows from Financing Activities:
Proceeds from notes and advance payable	1,042,670	622,638
Principal payments on notes payable	(687,190)	(1,157,155)
Redemption of common stock	—	(228,000)
Payment of dividends on preferred stock	(391,875)	—
Redemption of preferred stock	(50,000)	(15,500)

Net cash (used in) financing activities	(86,395)	(778,017)

Net increase (decrease) in cash and equivalents	469,402	(445,568)
Cash and equivalents, beginning of year	6,921	476,323

Cash and equivalents, end of year	$476,323	$30,755

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$117,578	$123,669

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of common stock for asset purchase	$—	$34,500

Asset retirement obligations assumed upon sale of oil and gas properties	$32,161	$—

Conversation of Series A-1 preferred stock to note payable	$600,000	$62,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2014

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

Revenue Recognition

The Company records revenues from the sale of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at December 31, 2013 and 2014 were not material.

Environmental Liabilities

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2013 and 2014, the Company had not accrued for nor been fined or cited for any environmental violations that would have a material, adverse effect upon capital expenditures, operating results or the competitive position of the Company.

Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

Stock-Based Compensation

The Company did not grant any stock options or warrants during the years ended December 31, 2013 and 2014 and no options or warrants were outstanding at any time during these years. The Company has issued shares of common stock for services performed by officers, directors and unrelated parties during 2013 and 2014. The Company has recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.

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

Earnings Per Share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series 1 preferred stock that is convertible into common stock at an exchange price of $3.30 per common share. As of December 31, 2013, the convertible preferred stock had an aggregate liquidation preference of $30,303 and was convertible to 33,712 shares of common stock. These shares were excluded from the earnings per share calculation because it was anti-dilutive to assume conversion immediately prior to the last dividend payment date, which would have eliminated preferred dividends for the fourth quarters of 2013 and 2014 from the earnings per share calculation.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU 2013-11 is to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have an impact on the Company’s consolidated financial statements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation – Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition- Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

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

The maximum increase in purchase price (including Sellers retained interest of 70% for the Wyoming properties discussed in the preceding paragraph) for all properties in all states shown in the table above is limited to $25 million. Due to the sale of the Separate Interests discussed below, accrual of $500,000 due to a sustained increase in oil prices over $90 and $100 per barrel, the sale of a second property in February 2012 and a the sale of a third property in 2013 , the maximum future consideration has been reduced by approximately $5.8 million to $19.2 million.

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

Common Stock

As of December 31, 2012, the Company has a liability for directors’ fees of $33,615 which was a issuance of 64,556 shares of common stock in 2013. Additionally, the Company has a liability for accrued consulting fees of $29,550 that resulted in the issuance of 85,000 shares of common stock in 2013.

During the year ended December 31, 2013, the Company issued 85,000 shares of common stock for payment of fees accrued to consultants. The Company issued 44,823 shares of common stock for payment of fees accrued to related party consultants. During 2013 the Company issued 72,170 shares of common stock for payment of accrued directors fees for the period July 1, 2012 to November 30, 2013.

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

Name of Holder	Cash Consideration	Promissory Note–Principal	Series A1 Preferred Shares Cancelled
Burlingame Equity Investors II, LP	$4,000	$48,000	16
Burlingame Equity Investors Master Fund, LP	$46,000	$552,000	184

The above promissory notes bear interest at 7% per annum, with interest payable quarterly and all unpaid interest and principal due on July 23, 2014 and the note has been extended to April 28, 2015. If the promissory notes are not paid when due or declared due, the entire principal and interest thereon will bear interest at the rate of 12% per annum (see note 5).

The redemption of preferred stock on the earning per share applicable to common stockholders was calculated as the difference between the fair market value of common shares received on June 28, 2013 and the cost of the preferred stock redeemed which amounted to $3,160,026.

On August 15, 2014, the remaining preferred shareholders made an agreement with The Company to redeem his 10 shares of Series A-1 Convertible Preferred Stock. The Company paid $77,500 for the shares as follows; $15,500 in cash and a promissory note for $62,000.

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

The Company purchased an option to acquire rights in minerals owned by William W Stewart (related party) for 150,000 shares of common stock valued at $34,500.

Preferred Stock Dividends

Preferred stock dividends are payable semi-annually in cash or shares of the Company’s common stock, at the election of the Company. The Board of Directors declared the preferred dividend of $391,875 on April 26, 2013 and paid the dividend in cash on April 28, 2013.

Preferred Stock

On September 29, 2011, the Company completed a private placement of its Preferred Stock Series A1 which resulted in the issuance of 522.5 shares for gross proceeds of $5,225,000. The balance of the Preferred Stock Series 1-A at December 31, 2014 and was $ 0 as all shares have been redeemed or canceled.

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

5.	Notes and advances payable

Notes payable consist of the following as of December 31, 2013 and 2014:

	2013	2014
Officers, directors and affiliates:
Notes and advances payable, interest at 8.0%, due on demand	$14,984	$—
Notes and advances payable, interest at 9.7%, due on demand	85,000	—
Note payable, interest at 7.5%, due March 2015 Extended to March 2016	150,000	150,000
Notes payable, interest 7.0%, due January 2017	—	79,970
Notes payable, interest varies (see explanation below)	792,151	792,151
Collateralized note payable (see below)	714,488	120,728

Total officers, directors and affiliates	1,756,623	1,142,849
Less: Current portion of officers, directors, and affiliates	717,833	288,258

Long-term portion of officers, directors, and affiliates	$1,038,790	$854,591

Unrelated parties:
Notes payable, interest at 7.5%, due March 2015 Extended to March 2016	200,000	100,000
Note payable, interest variable (see below)	—	549,105
Note payable, interest at 7.0%, due August 2016	—	62,000
Notes payable, interest at 7.0%, due January 2017	—	41,668
Notes payable, interest at 7.0%, due April 2015	550,000	183,000

Total unrelated parties	750,000	935,773
Less: Current portion of unrelated parties	325,000	872,239

Long-term portion of unrelated parties	$425,000	$63,534

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014 paid and renewed to March 31, 2016. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of December 31, 2014 was $120,728.

On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 15, 2015 extended to April 28, 2015. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum rate of 6.5%., the note has draw provisions, with the first draw of $479,701 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a related party, and 5) the personal guarantee of the Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company’s PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. The outstanding principal balance as of December 31, 2014 was $549,105.

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
Sold to an unrelated party

The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum. The outstanding principal balances as of December 31, 2014 was $79,970.

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

The DNR note contains customary default and acceleration provisions and provides for a default interest rate of 18% per annum. The note is subordinated to the Bank Line of Credit. The outstanding principal balance as of December 31, 2014 was $792,151.

In June 2013, in connection with the conversions of Series A1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. In connection with our new line of credit, we have agreed with the holders of these two existing notes to make a partial prepayment on the principal balance of the Notes in exchange for an extension of the maturity date to April 28, 2015. Information concerning the principal pay down and new maturity date is set forth in the following table.

Name of Holder	Principal Balance Before Pay down	Principal Pay down	Remaining Principal Balance
Burlingame Equity Investors II, LP	$44,000	$26,251	$17,749
Burlingame Equity Investors Master Fund, LP	$506,000	$340,749	$165,251

On August 15, 2014 the Company executed a Promissory Note to an individual for the redemption of 10 shares of Series A-1 Preferred Stock. The terms of the Promissory Note are as follows: $62,000 with an interest rate of 7% payable in two payments of $31,000 each plus interest, due August 15, 2015 and August 15, 2016 respectively.

All of the notes payable shown above are unsecured, except the Apex note. Accrued interest on notes and advances payable amounted to $52,242 as of December 31, 2013 and $3,279 as of December 31, 2014.

6.	Contracts Payable

The Company entered into a consulting contract for financing, structure, and investor services on March 2, 2010 for 800,000 shares of Common Stock valued at $500,000. The contract was for a period of three years and the fair value of the services were amortized ratably over the service period. Accordingly, the Company recognized a charge to investor relations expense of $27,778 and $0 for the year ended December 31, 2013 and 2014, respectively.

7.	General and Administrative Expenses

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

Presented below is a summary of general and administrative expenses for the years ended December 31, 2013 and 2014:

	2013	2014	Change
Director fees	$2,250	$20,450	$18,200
Investor relations	98,505	65,833	(32,672)
Legal, auditing and professional services	147,348	146,581	(767)
Consulting and executive services:
Related parties	123,000	220,800	97,800
Unrelated parties	—	—	—
Other administrative expenses	59,712	72,807	13,095
Depreciation	570	570	—

Total general and administrative expenses	$431,485	$527,041	$95,656

General and administrative expenses increased by $95,656 for 2014 compared to 2014, primarily due to decreases in investor relations and legal, auditing and professional fees; and increases in consulting and executive services, directors fees, and other administrative expenses.

8.	Income Taxes

At December 31, 2014, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purposes of approximately $7,900,000. If not previously utilized, the NOL carryforwards will expire in 2018 through 2030.

For the years ended December 31, 2013 and 2014, the Company did not recognize any current or deferred income tax benefit or expense. Actual income tax benefit (expense) for the years ended December 31, 2013 and 2014 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

	2013	2014
Income tax benefit (expense) at the statutory rate	$(152,000)	$(21,000)
Benefit (expense) resulting from:
Increase in Federal valuation allowance	152,000	—
Utilization of net operating loss carryforwards	—	21,000

Income tax benefit (expense)	$—	$—

At December 31, 2013 and 2014, the tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are presented below:

	2013	2014
Federal net operating loss carryforwards	$2,677,000	$2,465,000
State net operating loss carryforwards	268,000	264,000
Oil and gas properties	(222,000)	(222,000)
Asset retirement obligations	241,000	241,000

Net deferred tax assets	2,964,000	2,748,000
Less valuation allowance	(2,964,000)	(2,748,000)

Net deferred tax assets	$—	$—

A valuation allowance has been recorded for all deferred tax assets since the “more likely than not” realization criterion was not met as of December 31, 2013 and 2014.

A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. For the years ended December 31, 2013 and 2014, the Company had no unrecognized tax benefits and management is not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next year. The Company’s policy is to recognize any interest or penalties as a component of income tax expense. The Company’s material taxing jurisdictions are comprised of the U.S. federal jurisdiction and the states of Colorado, Wyoming and Kansas. The tax years 2009 through 2014 remain open to examination by these taxing jurisdictions.

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

A reconciliation of the Company’s ARO for the years ended December 31, 2013 and 2014 is as follows:

	2013	2014
Balance, beginning of year	$647,268	$682,203
Liabilities incurred upon acquisition of properties	—	—
Liabilities assumed by buyer of properties	(32,161)	—
Liabilities settled	—	—
Accretion expense	67,096	66,810
Revisions of prior estimates	—	—

Balance, end of year	682,203	749,013
Less current asset retirement obligations	(159,782)	(191,843)

Long-term asset retirement obligations	$522,421	$557,170

10.	Commitments and Contingencies

Lease commitments. The Company entered into a lease for property access rights and compressor space in Wyoming related to the Company’s natural gas gathering system. The expense in 2013 and 2014 was approximately $9,600, which is included in gas gathering operating costs. The Company uses office space and conference room space provided by a director for an annual charge of $3,000 for the years ended December 31, 2013 and 2014.

Legal Proceedings. The Company is subject to the risk of litigation, claims and assessments that may arise in the ordinary course of its business activities, including contractual matters and regulatory proceedings. As of December 31, 2014, the Company was not subject to any pending litigation and management is not currently aware of any asserted or unasserted claims and assessments that may impact the Company’s future results of operations.

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

Concentrations of Credit Risk. The Company maintains its cash in bank accounts that, at times, may exceed federally insured limits. During the years ended December 31, 2013 and 2014, the Company had balances that exceeded the $250,000 federally insured limit.

12.	Subsequent Events

The following are the subsequent events:

During the 1st quarter 2015 the Company extended all of its notes due during that period. The following are the details of the extensions:

Fairfield Management Company extended to March 31, 2016

Apex Financial Services Corporation extended to March 31, 2016

Pikerni LLC extended to March 31, 2016

Burlingame Equity Investors II, LP extended to April 28, 2016 (reviewing a longer term)

CityWide Bank extended to April 28, 2015 longer extension pending the review of the reserve study and 10K 2014

13.	Supplementary Oil and Gas Information (unaudited)

Costs Incurred in Oil and Gas Producing Activities

Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion, depreciation, amortization and accretion (“DD&A”) per equivalent unit-of-production were as follows for the years ended December 31, 2013 and 2014:

	2013	2014
Acquisition costs:
Unproved properties	$—	$34,500
Proved properties	—	—
Exploration costs	—	—
Development costs	307,834	594,359
Revisions to asset retirement obligation	34,934	—

Total costs incurred	$342,768	$628,859

Depletion per BOE of production	$19.01	$22.24

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

Changes in Proved Reserves

The Company did not have any proved reserves prior to 2011. The following table sets forth information regarding the Company’s estimated total proved and oil and gas reserve quantities for the years ended December 31, 2013 and 2014:

	Oil (Bbl)	Gas (Mcf)	Equivalent (BOE)
Balance, December 31, 2012	331,672	529,239	419,879
Sale of oil and gas reserves in place	(4,080)	—	(4,080)
Revisions in previous estimates	(60,081)	233,116	(18,229)
Production	(20,517)	(85,567)	(37,778)

Balance, December 31, 2013	246,994	676,788	359,792
Revisions in previous estimates	13,060	8,347	14,452
Production	(22,825)	(70,195)	(34,524)

Balance, December 31, 2014	237,229	614,940	339,720

Proved reserves, December 31, 2013:
Proved developed	184,349	668,489	295,764

Proved undeveloped	62,645	8,299	64,028

Proved reserves, December 31, 2014:
Proved developed	230,530	614,940	333,020

Proved undeveloped	6,699		6,699

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

As of December 31, 2014, future cash inflows were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December of 2014, which resulted in benchmark prices of $94.99 per barrel for crude oil and $4.35 per MMbtu for natural gas. Prices were further adjusted for transportation, quality and basis differentials, which resulted in an average price used as of December 31, 2014 of $84.09 per barrel of oil and $6.09 per Mcf for natural gas.

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

A 10% annual discount rate was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves. The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves as of December 31, 2013 and 2014:

	2013	2014
Future cash inflows	$25,573,856	$23,132,987
Future production costs	(10,493,071)	(9,732,541)
Future development costs	(880,486)	(781,442)
Future income taxes	(2,490,706)	—

Future net cash flows	11,709,593	12,619,004
10% annual discount	(5,554,945)	(5,476,544)

Standardized measure of discounted future net cash flows	$6,154,648	$7,142,460

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

A summary of changes in the standardized measure of discounted future net cash flows is as follows for the years ended December 31, 2013 and 2014:

	2013	2014
Standardized measure of discounted future net cash flows, beginning of year	$7,033,189	$6,154,647
Sales of oil and gas, net of production costs and taxes	(1,359,448)	(1,190,850)
Purchases of reserves in place	—	—
Sales of reserves in place	(160,748)	—
Changes in development costs	(7,872)	98,054
Revisions of previous estimates	(524,565)	213,112
Changes in prices and production costs	492,325	(341,335)
Net changes in income taxes	(21,553)	440,034
Accretion of discount	703,319	615,465

Standardized measure of discounted future net cash flows, end of year	$6,154,647	$5,989,127

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with the disclosure requirements under the Exchange Act and the rules and regulations promulgated thereunder.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

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

The directors named below were elected for one-year terms. Officers hold their positions at the discretion of the Board of Directors absent any employment agreements, none of which currently exist or are contemplated. The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

Name and Address	Age	First Became Officer and/or Director	Position(s)
Donald W. Prosser 7260 Osceola Street Westminster, CO 80030	64	September 2003	Chairman and Chief Financial Officer

Nicholas Scheidt 7260 Osceola Street Westminster, CO 80030	54	November 2012	Director and Chief Executive Officer

Charles B. Davis 7260 Osceola Street Westminster, CO 80030	57	October 2007	Director and Chief Operating Officer

Charles L. Gamber 7260 Osceola Street Westminster, CO 80030	65	September 2003	Director and Secretary

William W. Stewart 7260 Osceola Street Westminster, CO 80030	54	December 2001	Director and Assistant Secretary

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

From 1997 to 1999, Mr. Prosser served as CFO and Director for Chartwell International, Inc, a publicly traded company which filed reports under the Exchange Act which published high school athletic information and provided athletic recruiting services. From 1999 to 2000, he served as CFO and Director for Anything Internet, Inc. and from 2000 to 2001, served as CFO and Director for its successor, Inform Worldwide Holdings, Inc., which is a publicly traded company which filed reports under the Exchange Act. From 2001 to 2002, Mr. Prosser served as CFO and Director for Net Commerce, Inc, a public company selling internet services. From November 2002 through June 2008, Mr. Prosser served as CFO of VCG Holding Corp., a publicly traded company which filed reports under the Exchange Act and engaged in the business of acquiring, owning and operating nightclubs. His accounting firm performs accounting service for VCG Holding Corp. From July 2008 through August 2009 Mr. Prosser was chief financial officer of IPtimize, Inc., a provider of broadband and data services that filed a petition under federal bankruptcy laws in October 2009. Since July 2013 he has served as a director and then acting chief financial officer (April 2014 to March 2014) of MusclePhar Corporation, a publicly traded company that has a class of securities registered under the Exchange Act.

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

Board Committees

Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board of Directors met five times during the year 2014.

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

Audit Committee

The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met four times during the year 2014.

Audit Committee Financial Expert

The Board has determined that Mr. Prosser is an audit committee financial expert; however, he is not independent within the meaning of Regulation S-K.

Nominating Committee

The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the year 2014.

Compensation Committee.

While the Company established a Compensation Committee in 2003, our full Board currently administers compensation matters. As we expand our operations and compensation policies, we intend to appoint members to the committee. Upon reinstatement of the Committee, it will administer our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met one time during the year 2014.

Compliance with Section 16(a) of the Exchange Act.

The Company voluntarily files reports under Section l5 (d) of the Exchange Act; accordingly, directors, executive officers and 10% shareholders are not required to make filings under Section 16 of the Exchange Act.

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

EXECUTIVE COMPENSATION

We do not currently have any full time or part time employees, except as set forth below. Our three executive officers, who are also directors, did not receive any salary or other compensatory benefits during 2013 or 2014 in their capacity as officers. During 2013 and 2014, we used independent contractors, consultants, attorneys and accountants as necessary, to complement services for operations and regulatory filings.

We paid cash of $70,000 and accrued $20,000 for Nicholas Scheidt as his compensation as Chief Executive Officer for 2013 and 2014. We paid no compensation to Donald W. Prosser, P.C. CPA, for 2013 and 2014. Mr. Prosser is our Chief Financial Officer and Director. We also paid Charles Davis $150,000 in 2013 and 2014 for providing us with management services relating to our oil and gas properties. See also “Certain Relationships and Related Transactions” for further information regarding certain transactions with our officers. We paid William W. Stewart $6,000 in cash and accrued $1,800 to be paid in 10,000 shares in common stock in 2014 for management services.

Equity Awards

We do not maintain any equity award plans. Accordingly, there were no stock grants, options or other equity awards to our two executive officers in their capacity as officers.

Compensation of Directors.

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our non-employee Directors during the fiscal year ended December 31, 2014.

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles Davis	—	4,180	—	—	4,180
Charles Gamber	—	4,180	—	—	4,180
Donald W. Prosser	—	4,180	—	—	4,180
William Stewart	—	4,180	—	—	4,180
Nicholas Scheidt	—	4,180	—	—	4,180

(1)	Our Directors are entitled to common shares of the Company’s common stock for each meeting attended. The fee was payable at the end of each calendar quarter and was calculated based on the closing price of our common stock as reported by the OTC Market as of the last day of each quarter. Each of the Company’s five directors attended four meetings resulting in an obligation for the Company to issue an aggregate of 106,142 common shares with an estimated fair value of $20,900 and includes 2,140 common shares from the year ended December 31, 2013.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 14, 2015 by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of common stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Outstanding shares at April 14, 2015 were 12,558,459

Title of Class	Name and Address of Beneficial Owner Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Charles Davis, Director/COO 7260 Osceola Street Westminster, Colorado 80030,	Direct	2,076,534	16.53%
Common Stock	Charles L. Gamber, Director/Secretary 7260 Osceola Street Westminster, Colorado 80030,	Direct	20,159	0.16%
Common Stock	Nicholas L. Scheidt, Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	1,637,775	13.04%
Common Stock	Donald W. Prosser, CFO 7260 Osceola Street Westminster, Colorado 80030,	Direct	1,298,796	10.34%
Common Stock	William W. Stewart, Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	266,554	2.12%

Common Stock	Directors and Officers as a Group (5 persons)	Total:	5,299,818	42.19%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our officers and directors have advanced funds to pay for necessary expenses and costs of the Company. The following are the advances from the officers and directors as of December 31, 2013 and 2014 are unsecured and due on demand:

	2013	2014
Note Payable – Donald W. Prosser , CEO & Director 7% Interest	$24,984	$23,991
Note Payable – Fairfield Management Group (Donald W. Prosser) 7.50% Interest	150,000	150,000
Note Payable – William W. Stewart 7% Interest	35,000	-0-
Note Payable – Apex Financial Services (Nicholas L Scheidt) 7.5% Interest	714,488	120,728
Note Payable – Charles B. Davis 7% Interest	66,500	55,979
Note Payable – DNR Oil & Gas Inc. (Charles Davis) Variable interest	792,151	792,151

Balances	$1,781,623	$1,142,849

We had related party payables of accrued interest to the officers and directors above of $1,404 at December 31, 2014.

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

Notwithstanding the foregoing, the maximum increase in purchase price is limited to a maximum of $25 million. Due to sales of some of the properties to unrelated third parties and additional purchase price payable due because the $90 and $100 oil price thresholds were exceeded for 61 consecutive days, the maximum future consideration was reduced to approximately $19.2 million as December 31, 2014.

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

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014 extended to March 31, 2016. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of December 31, 2014 was $120,728 and interest due in the amount of $-0-.

On January 1, 2014, we memorialized our short-term liabilities into formal promissory notes. These certain outstanding advances and other notes payable are now included in single promissory notes, all have been reported previously in our financial statements. Information concerning these promissory notes is set forth in the table below.

Name of Holder	Position	Principal Amount	Interest Rate	Monthly P&I Payment Amount	Number of Monthly Payments
Donald W. Prosser	CFO & Director	$28,500	7.00%	$564.33	60
Charles B. Davis	COO & Director	$66,500	7.00%	$1,316.78	60
William Stewart Sold to an unrelated party	Director	$49,500	7.00%	$980.16	36

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

On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 15, 2015 extended to April 28, 2015, at an unrelated bank. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum rate of 6.5%., the note has draw provisions, with the first draw of $479,701.39, 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a third party, and 5) the personal guarantee of the Nicholas Scheidt, Chief Executive Officer.

The Company signed a contract with an Partnership owned by William W Stewart an Officer and Director to purchase an option to repurchase certain mineral interest currently held by a third party pursuant to a Purchase and Sales Agreement dated July 10, 2014 with that third party, in exchange for issuing 150,000 of its restricted common shares, on or before October 15, 2014 currently valued at $34,500. The Purchase and Sales Agreement states that the option price is $60,000 if it is exercised after December 1, 2014 and before December 31, 2014 and the agreement was extended to September 30, 2015. The Company shall have the right, at its option, to put back the purchase from the partnership owned by the related party on or before February 1, 2016, the minerals, which are the subject matter of the Purchase and Sales Agreement described above, in the amount of $97,500 less any disbursement, royalties, or other revenues derived from the minerals during the period between December 1, 2014 and the Put date in the event that disbursement, royalties, and other revenues during the above described period are less than twelve percent (12%) annual return.

Due to the need of additional assistance with respect to corporate matters and operational needs, in October, 2014, we entered into a Consulting Agreement with William W. Stewart, a Director of the Company, to assist and advise us with respect to the following matters:

(a)	Assist the Company with resolving outstanding business issues; advise and assist with respect to proposed transactions and the Company’s business plan.

(b)	Assist with operations, including reviewing and advising on correspondence and documents received by the Company.

(c)	Review the Company’s insurance needs, obtain quotes and consult with the Company’s officers and Board remembers regarding the same.

(d)	Review the Company’s website and advise regarding updating and revising the website.

(e)	Review the Company’s organizational documents and related corporate governance documents and advise the Board regarding corporate governance matters and recommend revisions and updates to the organizational documents.

The agreement is for a term of eight months. For his consulting services, we have agreed to pay Mr. Stewart a monthly cash retainer of $3,000 per month. In addition, the Company agreed to issue Mr. Stewart 40,000 restricted shares (the “Restricted Shares”) of the Company’s common stock which are subject to vesting in increments of 5,000 per month. Mr. Stewart will also be entitled to reimbursement of reasonable business expenses incurred by him in connection with his services provided pursuant to the consulting agreement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following relate to aggregate fees billed for the last two fiscal years by the Company’s principal accountants concerning the Company’s: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the following:

1. Audit Fees. $38,000 (2013) and $48,600 (2014)

2. Audit-Related Fees. $2,468 (2013) and $-0- (2014)

3. Tax Fees. $-0- (2013 and 2014)

4. All Other Fees. $-0- (2013 and 2014)

5. (i) The Company’s Audit Committee’s pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:

Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Causey Demgen and Moore, P.C. in 2013 and 2014 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors’ services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

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

Arête Industries, Inc.

April 15, 2015	By:	/s/ Nicholas L. Scheidt
Nicholas L. Scheidt,
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles L. Gamber Charles L. Gamber	Secretary and Director	April 15, 2015

/s/ Donald W. Prosser Donald W. Prosser	Chairman of the Board and Chief Financial Officer	April 15, 2015

/s/ Nicholas L. Scheidt Nicholas L. Scheidt	Director and Chief Executive Officer	April 15, 2015

/s/ William W. Stewart William W. Stewart	Director	April 15, 2015