Form 10-Q
period 2015-03-31
ARETE INDUSTRIES INC
filed 2015-05-15
CIK 820901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No(1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 15, 2015, the Registrant had 12,714,599 shares of common stock issued and outstanding.

[1]	Explanatory Note: The Company is a voluntary filer with the Securities and Exchange Commission but it has filed all Exchange Act reports for the preceding 12 months.

ARÊTE INDUSTRIES, INC.

Part 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2014 and March 31, 2015

	2014	2015
ASSETS
Current Assets:
Cash and equivalents	$30,755	$21,216
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	103,668	96,979
Other	78,273	7,653
Prepaid expenses and other	34,222	43,571

Total Current Assets	246,918	169,419

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	10,222,668	10,261,750
Unevaluated properties	348,836	348,836
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522

Total property and equipment	11,036,221	11,075,303
Less accumulated depreciation, depletion and amortization	(2,840,173)	(3,042,398)

Net Property and Equipment	8,196,048	8,032,905

TOTAL ASSETS	$8,442,966	$8,202,324

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

December 31, 2014 and March 31, 2015

	2014	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Operator fees and other	$36,000	$64,541
Unrelated parties	43,365	13,995
Notes and advances payable - current portion:
Directors and affiliates	288,258	288,567
Unrelated parties	872,239	872,400
Accrued interest expense	3,279	13,370
Accrued consulting - related party	21,800	23,700
Director fees payable in common stock	20,900	10,000
Current portion of asset retirement obligations	191,843	192,282
Other accrued costs and expenses	63,642	89,398

Total Current Liabilities	1,541,326	1,568,253

Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	250,000	250,000
Notes and advances payable, net of current portion:
DNR Oil & Gas, Inc.	792,151	792,151
Directors and affiliates	62,440	57,863
Unrelated parties	63,534	61,150
Asset retirement obligations, net of current portion	557,170	573,672

Total Long-Term Liabilities	1,725,295	1,734,836

Total Liabilities	3,266,621	3,303,089

Commitments and Contingencies
Stockholders’ Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, issued and outstanding 0 shares in 2013 and 2014	—	—
Series 2; authorized 2,500 shares, no shares issued and outstanding in 2014 and 2015	—	—
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 12,558,459 in 2014 and 12,714,599 in 2015	21,294,887	21,322,287
Accumulated deficit	(16,118,542)	(16,423,052)

Total Stockholders’ Equity	5,176,345	4,899,235

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,442,966	$8,202,324

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarters Ended March 31, 2014 and 2015

	2014	2015
Revenues:
Oil and natural gas sales	$495,751	$242,665
Sale of oil and natural gas properties	163,657	27,120
Royalty revenue	807	941

Total revenues	660,215	270,726

Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	161,368	216,799
Production taxes	33,057	18,425
Depreciation, depletion, amortization and accretion	129,663	207,969
Gas gathering:
Operating expenses	3,985	1,406
Depreciation	11,055	11,055
General and administrative expenses:
Director fees	—	10,000
Investor relations	5,565	3,163
Legal, auditing and professional services	44,048	12,565
Consulting and executive services:
Related parties	30,000	47,400
Unrelated parties	—	—
Other administrative expenses	21,775	19,154
Depreciation	143	142

Total operating expenses	440,659	548,078

Operating loss	219,556	(277,352)
Other income (expense):
Interest income	—	—
Interest expense	(35,170)	(27,158)

Income (loss) before income taxes	184,386	(304,510)
Income tax benefit (expense)	—	—

Net income (loss)	$184,386	$(304,510)

Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$184,386	$(304,510)
Accrued preferred stock dividends	(3,750)	—

Net income (loss) applicable to common stockholders	$180,636	$(304,510)

Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$0.01	$(0.02)

Diluted	$0.01	$(0.02)

Weighted Average Number of Common Shares Outstanding:
Basic	12,810,000	12,810,000

Diluted	12,810,000	12,810,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Quarter Ended March 31, 2015

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances, December 31, 2014	12,558,459	$21,294,887	$(16,118,542)	$5,176,345
Common stock issued for services (related party)	50,000	6,500		6,500
Common stock issued for directors fees	106,140	20,900		20,900
Net (loss)	—	—	(304,510)	(304,510)

Balances, March 31, 2015	12,714,599	$21,322,287	$(16,423,052)	$4,899,235

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarters Ended March 31, 2014 and 2015

	2014	2015
Cash Flows from Operating Activities:
Net income (loss)	$184,386	$(304,510)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	124,322	202,225
Accretion of discount on asset retirement obligations	16,538	16,941
Gain on sale of oil and gas properties	(163,657)	(27,120)
Changes in operating assets and liabilities:
Accounts receivable	66,616	77,309
Prepaid expenses and other	(21,782)	(9,349)
Accounts payable	44,108	(829)
Accrued costs and expenses	15,345	54,249

Net cash provided by (used in) operating activities	265,876	8,916

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(177,456)	(61,962)
Proceeds from sale of oil and gas properties	109,753	50,000

Net cash provided by (used in) investing activities	(67,703)	(11,962)

Cash Flows from Financing Activities:
Proceeds from notes and advance payable	497,641	—
Principal payments on notes payable	(815,569)	(6,493)
Redemption of common stock	(228,000)	—

Net cash provided by (used in) financing activities	(545,928)	(6,493)

Net increase (decrease) in cash and equivalents	(347,755)	(9,539)
Cash and equivalents, beginning of period	476,323	30,755

Cash and equivalents, end of period	$128,568	$21,216

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$28,108	$17,067

Cash paid for income taxes	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Preferred stock dividends declared	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of December 31, 2014 and March 31, 2015, and the results of operations, changes in stockholders’ equity, and cash flows for the quarters ended March 31, 2014 and 2015. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company’s 2014 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K.

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

March 31, 2015

New Accounting Pronouncements

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

The Company has participated as a working interest owner in the four horizontal wells which were drilled and completed in Campbell County, Wyoming in the Turner zone and one well in Converse County, Wyoming in the Turner Zone during 2014. The fees received as part of this participation for the quarter ended March 31, 2014 was $163,657. The Company had no participation fees for the quarter ended March 31, 2015. The following is a description of the wells:

1)	The Thielen #1-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,350 including the lateral. The Company has an approximate 1.06% working interest and in full production.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

2)	The Thielen #2-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,330 feet including the lateral. The Company has an approximate 1.06% working interest and in full production.

3)	The Starlight Federal 28H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 0.7025% working interest and in full production.

4)	The Starlight Federal 30H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 1.450088% working interest and in full production.

5)	The Wibaux Gold Federal 4076-10-03-1SH is located in Section 10, Township 43N Converse County Wyoming. This well was drilled to a total depth of approximately 20,185 including the lateral. The Company has an approximate 0.2697755% working interest and in full production.

4.	Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $7.9 million which expire in 2018 through 2030. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the quarter ended March 31, 2015, the Company did not recognize any income tax benefit due to the valuation allowance.

5.	Stock transactions and preferred stock dividends

During the quarter ended March 31, 2015, the Company issued 156,140 shares of common stock for compensation or services; 106,140 shares of common stock were issued for board service in 2013 and 2014, and 50,000 shares of common stock were issued for service and consulting by two related parties.

6.	Notes and advances payable

Notes payable consist of the following as of December 31, 2014 and March 31, 2015:

	2014	2015
Officers, directors and affiliates:
Note payable, interest at 7.5%, due March 2016	$150,000	$150,000
Notes payable, interest 7.0%, due January 2017	79,970	75,702
Notes payable, interest varies (see explanation below)	792,151	792,151
Collateralized note payable (see below)	120,728	120,728

Total officers, directors and affiliates	1,142,849	1,138,581
Less: Current portion of officers, directors, and affiliates	288,258	288,567

Long-term portion of officers, directors, and affiliates	$854,591	$850,014

Unrelated parties:
Notes payable, interest at 7.5%, due March 2016	$100,000	$100,000
Note payable, interest variable (see below)	549,105	549,105
Note payable, interest at 7.0%, due August 2016	62,000	62,000
Notes payable, interest at 7.0%, due January 2017	41,668	39,445
Notes payable, interest at 7.0%, due August 2015	183,000	183,000

Total unrelated parties	935,773	933,550
Less: Current portion of unrelated parties	872,239	872,400

Long-term portion of unrelated parties	$63,534	$61,150

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014 paid and renewed to April 28, 2015. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of March 31, 2015 was $120,728.

On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 15, 2015 extended to July 28, 2015. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum rate of 6.5%., the note has draw provisions, with the first draw of $479,701 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a related party, and 5) the personal guarantee of the Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company’s PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. The outstanding principal balance as of March 31, 2015 was $549,105.

On January 1, 2014, we memorialized our short-term liabilities into formal promissory notes. These certain outstanding advances and other notes payable are now included in single promissory notes, all have been reported previously in our financial statements. Information concerning these promissory notes is set forth in the table below.

Name of Holder	Position	Principal Amount	Interest Rate	Monthly P&I Payment Amount	Number of Monthly Payments
Donald W. Prosser	CFO & Director	$28,500	7.00%	$564.33	60
Charles B. Davis	COO & Director	$66,500	7.00%	$1,316.78	60
William Stewart (Sold to an unrelated party)	Director	$49,500	7.00%	$980.16	36

The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum. The outstanding principal balances as of March 31, 2015 was $75,702.

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

March 31, 2015

year 2017 and 8.00% for the remainder of the term of the DNR note. The DNR note matures on January 1, 2019. The DNR note requires payments as follows:

•	One payment of $250,000 in 2016;

•	One payment of $250,000 in 2017;

•	One payment of $250,000 in 2018; and

•	The balance of principal and accrued interest on or before January 1, 2019.

The DNR note contains customary default and acceleration provisions and provides for a default interest rate of 18% per annum. The note is subordinated to the Bank Line of Credit. The outstanding principal balance as of March 31, 2015 was $792,151.

In June 2013, in connection with the conversions of Series A1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. In connection with our new line of credit, we have agreed with the holders of these two existing notes to make a partial prepayment on the principal balance of the Notes in exchange for an extension of the maturity date to January 27, 2015. This note was extended to July 28, 2015. Information concerning the principal pay down and new maturity date is set forth in the following table.

Name of Holder	Principal Balance Before Pay down	Principal Pay down	Remaining Principal Balance
Burlingame Equity Investors II, LP	$44,000	$26,251	$17,749
Burlingame Equity Investors Master Fund, LP	506,000	$340,749	$165,251

On August 15, 2014 the Company executed a Promissory Note to an individual for the redemption of 10 shares of Series A-1 Preferred Stock. The terms of the Promissory Note are as follows: $62,000 with an interest rate of 7% payable in two payments of $31,000 each plus interest, due August 15, 2015 and August 15, 2016 respectively.

All of the notes payable shown above are unsecured, except the Apex note. Accrued interest on notes amounted to $3,279 as of December 31, 2014 and $13,700 as of March 31, 2015.

7.	Asset retirement obligations (ARO)

A reconciliation of the Company’s asset retirement obligations for the quarter ended March 31, 2015, is as follows:

Balance, December 31, 2014	$749,013
Liabilities incurred	—
Accretion expense	16,941
Revisions to estimate	—

Balance, March 31, 2015	765,954
Less current asset retirement obligations	(192,282)

Long-term asset retirement obligations	$573,672

8.	Subsequent events

There are no material subsequent events after March 31, 2015

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

Revenue Recognition

We record revenue from the sale of natural gas, natural gas liquids (“NGL”) and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we will record revenue for our share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We also reduce revenue for other owners’ gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at March 31, 2015 were not material.

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

Stock-based Compensation

We have not granted any stock options or warrants during the quarters ended March 31, 2014 and 2015, and no options or warrants were outstanding at any time during 2014 and 2015. We issued shares of common stock for services performed by officers, directors and unrelated parties during 2015 and we expect to issue shares for services in the future. We recorded these transactions based on the value of the services or the value of the common stock, whichever was more readily determinable.

Results of Operations for the Quarters Ended March 31, 2014 and 2015

To date, inflation has not had a material impact on our operations. Presented below is a discussion of our results of operations for the Quarters Ended March 31, 2014 and 2015.

Oil and Gas Producing Activities

The results of our producing oil and gas properties in Wyoming, Colorado, Kansas and Montana are presented below is a summary of our oil and gas operations for the quarters ended March 31, 2014 and 2015:

	2014	2015

Oil Sales	$385,072	$187,149
Natural Gas Sales	110,679	55,515

Total Revenue	495,751	242,664
Production Taxes	(33,057)	(18,425)
Lease Operating Expense	(161,368)	(216,799)
Depreciation, depletion, amortization and accretion	(129,663)	(207,969)

Net	$171,663	$(200,529)

Net barrels of oil sold	4,978	4,937
Net mcf of gas sold	18,066	20,060
Average price for oil	$77.45	$37.91

Average price for gas	$6.13	$2.77

Lease operating expense per BOE	$20.20	$26.18

DD&A per BOE	$16.23	$25.12

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average oil price for the first quarter of 2014 was $77.45 per barrel but ranged from a low of $72.68 for January and a high of $81.76 for February. The average oil price for the first quarter of 2015 was $37.91 per barrel but ranged from a low of $34.10 for January to a high of $41.52 for March. We produced 600 more barrels of oil in the first quarter of 2015 because of bad weather we were unable to sell oil and picked up. The average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $6.13 per Mcf for the first quarter of 2014 but ranged from a low of $5.25 per Mcf for February to a high of $6.48 per Mcf for January. Our average natural gas prices, including proceeds from sales of natural gas liquids, amounted to $2.77 per Mcf for the first quarter of 2015 but ranged from a low of $1.98 per Mcf for February to a high of $3.03 per Mcf for March.

Production taxes were approximately 8% of our oil and gas sales for the first quarters of 2014 and 2015. Lease operating expense averaged $20.20 per Barrel of Oil Equivalent (“BOE”), whereby six Mcf of gas are equal to one barrel of oil, for the first quarter of 2014. Lease operating expense averaged $26.18 per Barrel of Oil Equivalent (“BOE”) for the same period 2015. Many of the wells included in our acreage have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred. For the first quarter of 2014, we incurred approximately $98,800 for workovers, well service units and repairs which accounted for approximately $12.27 per BOE of our lease operating expenses that was capitalized based on increased production the wells. For the first quarter of 2015, we incurred approximately $36,000 for workovers, well service units and repairs which accounted for approximately $4.35 per BOE that were capitalized (see explanation below).

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

During the first quarter 2014 we signed a participation agreement for a share in the new wells for a promote fee of $163,657 and we are still participating in a part of each well. We did not have any participation fees for the first quarter 2015. We expect to periodically evaluate our portfolio of properties and sell additional properties if we believe a sale can be completed on terms that provide attractive returns.

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We had no revenues for the first quarters of 2014 and 2015, due to low natural gas prices which resulted in all wells in the field being shut-in since June 2011.

Presented below is a summary of operating costs for the quarters ended March 31, 2014 and 2015:

	2014	2015
Related party- cost of production	$—	$—

Unrelated parties:
Compressor rental	—	—
Pumper costs	—	—
Transportation	—	—
Property taxes	1,117	806
Land rent, utilities, repairs and other	2,868	600

Total unrelated party costs	3,985	1,406

Total	$3,985	$1,406

Depreciation expense related to the gas gathering system was $11,055 for the first quarter of both 2014 and 2015.

In July 2011, we acquired the entire field of coal bed methane wells as part of our $11 million acquisition. While these wells are not economic at current prices being received for natural gas related to the production capability from the existing geologic formation, we have geologic and engineering data that suggest substantial gas reserves exist on these properties by drilling new wells and/or recompleting the existing wells to several new geologic formations. We expect to further evaluate these properties and, if warranted, execute our development plans within the next three years is seeking to exploit the value of the properties and the gas gathering system. As of March 31, 2014, the capitalized cost of the coal bed methane leases was $248,295 and the net capitalized cost of the gas gathering system was $134,032. As of March 31, 2015, the capitalized cost of the coal bed methane leases is $248,295 and the net capitalized cost of the gas gathering system is $89,813.

General and Administrative

Presented below is a summary of general and administrative expenses for the quarters ended March 31, 2014 and 2015:

	2014	2015	Change
Director fees	$—	$10,000	$10,000
Investor relations	5,565	3,163	(2,402)
Legal, auditing and transfer agent	44,048	12,565	(31,483)
Consulting fees:
Related parties	30,000	47,400	17,400
Other administrative expense	21,775	19,154	(2,621)
Depreciation	143	142	(1)

Total general and administrative expenses	$101,531	$92,424	$(9,107)

General and administrative expenses decreased by $9,107 in 2015 compared to 2014, primarily due to an effort by management to cut costs. The management has provided accounting services and all needed administrative services for compliance with regulatory agencies and at no cash cost to the Company.

The monthly charge of $10,000 under an agreement with DNR, whereby executive level expertise is provided for our existing and prospective oil and properties. The total monthly charge under the operating agreement is $18,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

Income (loss) from operations

Loss from operations for the first quarter of 2015 was $(277,352) compared to income of $219,556 for the first quarter of 2014. The decrease in income was primarily due to no participation of oil and gas properties, and more than a 50% decrease in oil and gas prices.

Interest Expense

Interest expense decreased $8,012 in the first quarter of 2015 to $27,158, from $35,170 in the first quarter of 2014. The decrease of interest expense was due from a decrease in debt over the last year.

Liquidity and Capital Resources

We had a working capital deficit as of March 31, 2015 of $1,398,834, compared to a working capital deficit of $1,294,408 at December 31, 2014. The approximate $100,000 increase in our working capital deficit resulted from the low price of oil and gas, although the impact of lower prices were offset by management’s efforts to reduce debt and expenses.

We generated positive operating cash flow of $8,916 for the first quarter of 2015 compared to operating cash flow of approximately $265,875 for the first quarter of 2014 the reduction in cash flow was due to the significantly lower oil and gas prices.

For the first quarter of 2015, we used $11,962 of cash flows related to investing activities for capital expenditures. For the first quarter of 2014, we used $67,703 of cash flows related to investing activities for capital expenditures.

For the first quarter of 2015, we paid $6,493 in debt and had no additional borrowings. For the first quarter of 2014, we had net cash financing activities use of $545,928 as we borrowed $497,641 and repaid borrowings of $815,569, and redeemed $228,000 in common stock of the Company.

Part of our strategy is to monitor the current production of our properties, seek to develop them with infield drilling, and explore sales and purchases of additional leases and operating wells with upside. We are currently evaluating several opportunities for drilling in Wyoming, Colorado, and Oklahoma. We also expect to evaluate acquisitions that are consistent with our business objective of acquiring interests in traditional oil and gas ventures, and seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas. The Company has participated as a working interest owner in the four horizontal wells which were drilled and completed in Campbell County, Wyoming in the Turner zone and one well in Converse County, Wyoming in the Turner Zone. The following is a description of the wells:

1)	The Thielen #1-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,350 including the lateral. The Company has an approximate 1.06% working interest and in full production.

2)	The Thielen #2-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,330 feet including the lateral. The Company has an approximate 1.06% working interest and in full production.

3)	The Starlight Federal 28H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 0.7025% working interest and in full production.

4)	The Starlight Federal 30H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 1.450088% working interest and in full production.

5)	The Wibaux Gold Federal 4076-10-03-1SH is located in Section 10, Township 43N Converse County Wyoming. This well was drilled to a total depth of approximately 20,185 including the lateral. The Company has an approximate 0.2697755% working interest and in full production.

In order to execute our development drilling plans and to acquire additional interests in oil and gas properties that meet our objectives, we need to obtain significant additional financing. We acquired our existing properties in July 2011, and from time to time we have sold our interests in some of those properties, which resulted in aggregate net proceeds from three sales of $6,377,000, which was used to repay acquisition indebtedness. We intend to only sell properties that can be liquidated for a premium and there can be no assurance that we will continue to generate any proceeds from the sale of our properties.

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

Contractual Obligations and Commercial Commitments

As of March 31, 2015, we have future minimum lease payments of approximately $5,000. This amount is payable during the years ending March 31, 2016, 2017, 2018, 2019 and 2020 in the amounts of $1,000 each year respectively.

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

Due to consideration retained by the related party sellers from sales of properties through the fourth quarter of 2014, and $250,000 of consideration payable in December 2014 due to a sustained increase in oil prices over $90 per barrel, the maximum future consideration has been reduced by approximately $5.8 million to $19.2 million as of March 31, 2015.

New Accounting Pronouncements

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

Item 4 - Controls and Procedures

As of March 31, 2015, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, and (iii) our controls over financial statement disclosures were determined to be ineffective.

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

Item 1A - Risk Factors.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on April 15, 2015. The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2014, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2015, the Company issued 156,140 shares of common stock for compensation or services; 106,140 shares of common stock were issued for board service in 2013 and 2014, and 50,000 shares of common stock were issued for service and consulting by two related parties.

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

By:	/s/ Nicholas Scheidt, CEO
Nicholas L Scheidt, Principal Executive Officer
Dated: May 15, 2015

By:	/s/ William W Stewart
William W Stewart, Principal Financial and Accounting Officer
Dated: May 15, 2015