Form 10-Q
period 2015-06-30
ARETE INDUSTRIES INC
filed 2015-08-14
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☐ Yes ☒ No (1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of August 15, 2015, the Registrant had 12,963,747 shares of common stock issued and outstanding.

2 Explanatory Note: The Company is a voluntary filer with the Securities and Exchange Commission but it has filed all Exchange Act reports for the preceding 12 months.

ARÊTE INDUSTRIES, INC.

Part 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2014	2015

Current Assets:
Cash and equivalents	$30,755	$6,278
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	103,668	86,630
Other	78,273	8,710
Prepaid expenses and other	34,222	34,088

Total Current Assets	246,918	135,706

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	10,222,668	10,296,369
Unevaluated properties	348,836	348,836
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522
Total property and equipment	11,036,221	11,109,922
Less accumulated depreciation, depletion and amortization	(2,840,173)	(3,169,890)

Net Property and Equipment	8,196,048	7,940,032

TOTAL ASSETS	$8,442,966	$8,075,738

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued

	December 31,	June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2014	2015
Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Operator fees and other	36,000	36,000
Unrelated parties	43,365	76,326
Notes and advances payable - current portion:
Directors and affiliates	288,258	288,567
Unrelated parties	872,239	932,400
Accrued interest expense	3,279	25,654
Accrued consulting - related party	21,800	23,700
Director fees payable in common stock	20,900	-
Current portion of asset retirement obligations	191,843	192,994
Other accrued costs and expenses	63,642	118,121
Total Current Liabilities	1,541,326	1,693,762
Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	250,000	250,000
Notes and advances payable, net of current portion:
DNR Oil & Gas, Inc.	792,151	792,151
Directors and affiliates	62,440	53,573
Unrelated parties	63,534	59,661
Asset retirement obligations, net of current portion	557,170	590,654
Total Long-Term Liabilities	1,725,295	1,746,039
Total Liabilities	3,266,621	3,439,801
Commitments and Contingencies (Notes 3, 4, 10 and 13)
Stockholders' Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, no shares issued and outstanding in 2014 and 2015	-	-
Series 2; authorized 2,500 shares, no shares issued and outstanding in 2014 and 2015	-	-
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 12,558,459 in 2014 and 12,963,747 in 2015	21,294,887	21,357,620
Accumulated deficit	(16,118,542)	(16,721,683)
Total Stockholders' Equity	5,176,345	4,635,937
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,442,966	$8,075,738

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLLIDATED STATEMENTS OF OPERATIONS

	Three months Ended June 30,		Six months Ended June 30,
	2014	2015	2014	2015
Revenues:
Oil and natural gas sales	$669,488	$234,560	$1,165,239	$477,225
Sale of oil and natural gas properties	78,815	-	242,472	27,120
Royalty revenues	963	3,000	1,770	3,941
Total revenues	749,266	237,560	1,409,481	508,286
Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	208,566	198,069	369,934	414,868
Production taxes	58,589	19,374	91,646	37,799
Depreciation, depletion, amortization and accretion	162,182	133,988	291,845	341,957
Gas gathering:
Operating expenses	3,385	-	7,370	1,406
Depreciation	11,055	11,055	22,110	22,110
General and administrative expenses:
Director fees	450	12,000	450	22,000
Investor relations	29,621	7,465	35,186	10,628
Legal, auditing and professional fees	34,596	61,290	78,644	73,855
Consulting fees executive services-related parties	97,500	36,000	127,500	83,400
Other adminstrative expenses	19,307	25,285	41,082	44,439
Depreciation	142	143	285	285
Total operating expenses	625,393	504,669	1,066,052	1,052,747
Operating income (loss)	123,873	(267,108)	343,429	(544,461)

Interest income (expense), net	(34,808)	(31,522)	(69,978)	(58,680)
Total other expense	(34,808)	(31,522)	(69,978)	(58,680)
Income (loss) before income taxes	89,065	(298,631)	273,451	(603,141)
Income tax benefit (expense)	-	-	-	-
Net income (loss) attributable to Arete Industries, Inc.	$89,065	$(298,631)	$273,451	$(603,141)
Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$89,065	$(298,631)	$273,451	$(603,141)
Accrued Preferred stock dividends	(3,750)	-	(7,500)	-
Net income (loss) applicable to common stockholders	$85,315	$(298,631)	$265,951	$(603,141)
Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$0.01	$(0.02)	$0.02	$(0.05)

Diluted	$0.01	$(0.02)	$0.02	$(0.05)
Weighted Average Number of Common Shares Outstanding:
Basic	12,408,000	12,753,000	12,607,000	12,732,000

Diluted	12,408,000	12,753,000	12,607,000	12,732,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2015

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances, December 31, 2014	12,558,459	$21,294,887	$(16,118,542)	$5,176,345

Common Stock Issued for Services - Related Parties	133,333	19,833		19,833
Common Stock Issued for Directors Fees	271,955	$42,900		42,900
Net loss			(603,141)	(603,141)
Balances, June 30, 2015	12,963,747	$21,357,620	$(16,721,683)	$4,635,937

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2015

	2014	2015
Cash Flows from Operating Activities:
Net income (loss)	$273,451	$(603,141)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	281,110	329,717
Accretion of discount on asset retirement obligations	33,130	34,635
Gain on sale of oil and gas properties	(242,472)	(27,120)
Common stock issued in exchange for services	-	28,500
Changes in operating assets and liabilities:
Accounts receivable	(202,735)	86,601
Prepaid expenses and other	(4,473)	13,467
Accounts payable	357,932	29,496
Directors fees and officers services payable	67,950	-
Accrued costs and expenses	36,487	78,754
Net cash provided by (used in) operating activities	600,380	(29,091)
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(620,458)	(93,116)
Proceeds from sale of oil and gas properties	191,189	50,000
Net cash provided by (used in) investing activities	(429,269)	(43,116)
Cash Flows from Financing Activities:
Proceeds from notes and advance payable	532,641	60,000
Principal payments on notes payable	(935,966)	(12,270)
Redemption of common stock	(228,000)	-
Net cash provided by (used in) financing activities	(631,325)	47,730
Net increase (decrease) in cash and equivalents	(460,214)	(24,477)
Cash and equivalents, beginning of period	476,323	30,755

Cash and equivalents, end of period	$16,109	$6,278

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$55,651	$34,838
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Additions to oil & gas property financed in accounts payable	$-	$3,465
Common Stock Issued as a prepayment for services	$-	$13,333
Common Stock issued for directors fees payable	$-	$20,900

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

1.	Organization and Nature of Operations
Arête Industries, Inc. ("Arête" or the "Company"), is a Colorado corporation that was incorporated on July 21, 1987. The Company owns 100% of Arete Energy, Inc. which is an inactive subsidiary which has no assets, liabilities or operations. Arête has operated a natural gas gathering system in Wyoming since 2006 and on July 29, 2011, the Company purchased oil & natural gas properties in Colorado, Montana, Kansas, and Wyoming.
The Company seeks to focus on acquiring interests in traditional oil and gas ventures, and seek properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, re-completion and re-working projects. In addition, the Company's strategy includes purchase and sale of acreage prospective for oil and natural gas and seeking to obtain cash flow from the sale and farm out of such prospects.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in Arête's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of December 31, 2014, and June 30, 2015, and the results of operations, changes in stockholders' equity, and cash flows for the quarters ended June 30, 2014, and 2015. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company's 2014 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

In connection with the preparation of its unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of June 30, 2015, through the filing date of this report.
Use of Estimates

Preparation of the Company's financial statements in accordance with GAAP requires management to make various assumptions, judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.
The most significant areas requiring the use of assumptions, judgments and estimates relate to the volumes of natural gas and oil reserves used in calculating depreciation, depletion and amortization ("DD&A"), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future asset retirement obligations, impairments of undeveloped properties, and in valuing stock-based payment awards.
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
June 30, 2015

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

New Accounting Pronouncements

In April 2015, the FASB issued new authoritative accounting guidance requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the related debt liability. This guidance is to be applied using a retrospective method and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

There are no other new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of June 30, 2015, and through the filing date of this report that have not been disclosed above or in the 2014 Form 10-K.

3.	Oil and Gas Properties

The Company has participated as a working interest owner in the four horizontal wells which were drilled and completed in Campbell County, Wyoming in the Turner zone and one well in Converse County, Wyoming in the Turner Zone during 2014. The fees received as part of this participation for the quarter ended June 30, 2014 was $242,472. The Company had no participation fees for the quarter ended June 30, 2015.  The following is a description of the wells:

1)	The Thielen #1-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,350 including the lateral. The Company has an approximate 1.06% working interest and the well is producing.

2)	The Thielen #2-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,330 feet including the lateral. The Company has an approximate 1.06% working interest and the well is producing.

3)	The Starlight Federal 28H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 0.7025% working interest and the well is producing.

4)	The Starlight Federal 30H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 1.450088% working interest and the well is producing.

5)	The Wibaux Gold Federal 4076-10-03-1SH is located in Section 10, Township 43N Converse County Wyoming. This well was drilled to a total depth of approximately 20,185 including the lateral. The Company has an approximate 0.2697755% working interest and the well is producing.

4.	Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $8.2 million which expire in 2018 through 2030. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the quarter ended June 30, 2015, the Company did not recognize any income tax benefit due to the valuation allowance.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

5.	Stock transactions and preferred stock dividends

During the six month period ended June 30, 2015, the Company issued 405,288 shares of common stock for compensation for services; 106,140 shares of common stock were issued for board services at $0.20 per share in 2014 and 165,815 shares of common stock were issued for board services at $0.13 per share in 2015, and 50,000 and 83,333 shares of common stock were issued at $0.13 and $0.16, respectively,  for service and consulting by three related parties.

6.	Notes and advances payable

Notes payable consist of the following as of the date indicated:

	December 31, 2014	June 30, 2015
Officers, directors and affiliates:
Note payable, interest at 7.5%, due March 2016	$150,000	$150,000
Notes payable, interest 7.0%, due January 2017	79,970	71,412
Notes payable, interest varies (see explanation below)	792,151	792,151
Collateralized note payable (see below)	120,728	120,728
Total officers, directors and affiliates	1,142,849	1,134,291
Less: Current portion of officers, directors, and affiliates	288,258	288,567
Long-term portion of officers, directors, and affiliates	$854,591	$845,724
Unrelated parties:
Notes payable, interest at 7.5%, due March 2016	$100,000	$100,000
Note payable, interest variable (see below)	549,105	609,105
Note payable, interest at 7.0%, due August 2016	62,000	62,000
Notes payable, interest at 7.0%, due January 2017	41,668	37,956
Notes payable, interest at 7.0%, due August 2015	183,000	183,000
Total unrelated parties	935,773	992,061
Less: Current portion of unrelated parties	872,239	932,400
Long-term portion of unrelated parties	$63,534	$59,661

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, ("Apex") the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of March 31, 2015 was $120,728. During March 2015, the Company and Apex entered into an amendment extending the maturity date to March 30, 2016.

On January 28, 2014, the Company entered into a line of credit loan agreement for $1,500,000 due January 15, 2015 extended to October 28, 2015. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum  rate of 6.5%., the note has draw provisions, with the first draw of $479,701 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a related party, and 5) the personal guarantee of the Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company's PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report.  In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. The outstanding principal balance as of June 30, 2015 was $609,105.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

On January 1, 2014, we memorialized our short-term liabilities into formal promissory notes. These certain outstanding advances and other notes payable are now included in single promissory notes, all have been reported previously in our financial statements.  Information concerning these promissory notes is set forth in the table below.

Name of Holder	Position	Principal Amount	Interest Rate	Monthly P&I Payment Amount	Number of Monthly Payments
Donald W. Prosser	Director	$28,500	7.00%	$564.33	60
Charles B. Davis	COO & Director	$66,500	7.00%	$1,316.78	60
William Stewart (Sold to an unrelated party)	Director	$49,500	7.00%	$980.16	36

The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum. The outstanding principal balances as of June 30, 2015 was $71,412.

In addition, we also issued an unsecured promissory note in the amount of $792,151 on January 1, 2014 to DNR Oil & Gas, Inc. ("DNR").  DNR is a company controlled by the Chief Operating Officer and director, Charles B. Davis.  The DNR note accrues interest at the rate of 2.50% for the calendar years 2014 and 2015, 4.00% for the calendar year 2016, 6.00% for the calendar year 2017 and 8.00% for the remainder of the term of the DNR note.  The DNR note matures on January 1, 2019.  The DNR note requires payments as follows:

•	One payment of $250,000 in 2016;
•	One payment of $250,000 in 2017;
•	One payment of $250,000 in 2018; and
•	The balance of principal and accrued interest on or before January 1, 2019.

The DNR note contains customary default and acceleration provisions and provides for a default interest rate of 18% per annum. The note is subordinated to the Bank Line of Credit. The outstanding principal balance as of June 30, 2015 was $792,151.

In June 2013, in connection with the conversions of Series A1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. The Company entered into an extension agreement with the holders of these two existing notes, whereby the Company made a principal payment on the balance in exchange for an extension of the maturity date to January 15, 2015, and entered into another extension agreement further extending the maturity date to October 28, 2015.  Information concerning the principal pay down is set forth in the following table.

Name of Holder	Principal Balance Before Pay down	Principal Pay down	Remaining Principal Balance
Burlingame Equity Investors II, LP	$44,000	$26,251	$17,749
Burlingame Equity Investors Master Fund, LP	506,000	$340,749	$165,251

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

              On August 15, 2014, the Company executed a Promissory Note to an individual for the redemption of 10 shares of Series A-1 Preferred Stock. The terms of the Promissory Note are as follows: $62,000 with an interest rate of 7% payable in two payments of $31,000 each plus interest, due August 15, 2015, and August 15, 2016, respectively.

All of the notes payable shown above are unsecured, except the Apex note. Accrued interest on notes amounted to $3,279 as of December 31, 2014 and $25,654 as of June 30, 2015.

7.	Asset retirement obligations (ARO)

A reconciliation of the Company's asset retirement obligations for the quarter ended June 30, 2015, is as follows:

Balance, December 31, 2014	$749,013
Liabilities incurred	—
Accretion expense	34,635
Revisions to estimate	—

Balance, June 30, 2015	783,648

Less current asset retirement obligations	(192,994)

Long-term asset retirement obligations	$590,654

8.	Subsequent events

There are no material subsequent events after June 30, 2015.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included in our Annual Report on Form 10-K and the financial statements and footnotes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:
•	unsuccessful drilling and completion activities and the possibility of resulting write-downs;
•	capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;
•	our lack of capital;
•	price volatility of oil and natural gas prices, and the effect that lower prices may have on our earnings and stockholders' equity;
•	a decline in oil or natural gas production or oil or natural gas prices, and the impact of general economic conditions on the demand for oil and natural gas and the availability of capital;
•	geographical concentration of our operations;
•	increases in the cost of drilling, completion and gas gathering or other costs of production and operations;
•	our ability to successfully drill wells that produce oil or natural gas in commercially viable quantities;
•	failure to meet our proposed drilling schedule;
•	adverse variations from estimates of reserves, production, production prices and expenditure requirements, and our inability to replace our reserves through acquisition, exploration and development activities;
•	our current level of indebtedness and the effect of any increase in our level of indebtedness;
•	limited control over non-operated properties;
•	reliance on limited number of customers;
•	title defects to our properties and inability to retain our leases;
•	our ability to retain key members of our senior management and key consulting resources;
•	federal and state regulations and laws;
•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;
•	federal and state legislation and regulatory initiatives relating to hydraulic fracturing;
•	risks in connection with evaluating potential acquisitions, integration of significant acquisitions, and difficulty managing our growth and the related demands on our resources;
•	developments in the global economy;

•	financing and interest rate exposure;
•	effects of competition;
•	effect of seasonal factors;
•	lack of availability of drilling rigs, equipment, supplies, insurance, personnel and oil field services; and
•	further sales or issuances of common stock.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled "Risk Factors" included in our Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

General Overview
We are an independent energy company engaged in the acquisition, exploration and development of oil, natural gas and natural gas liquids ("NGL's") in the United States. Our strategy is to deliver net asset value per share growth to our investors via attractive investments within the oil and gas industry. We seek properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, re-completion and re-working projects. In addition, we seek acreage, prospective for oil and natural gas, to purchase in order to obtain cash flow from the re-sale and farm out of such prospects.
We do not intend to operate any of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator's breach of the applicable agreements or an operator's failure to act in ways that are in our best interests could reduce our ability to be successful in finding reserves and could create a liability for us for the operator's failure to properly operate the project and adhere to applicable safety and environmental standards.
It is our desire to provide an understanding of the Company's past performance, its financial condition and its prospects for the future. Accordingly, we discuss and provide our analysis of the following:
•	Results of operations;
•	Liquidity and capital resources;
•	Contractual obligations;
•	Off balance sheet arrangements;
•	Critical accounting policies;
•	New accounting pronouncements.

Oil, Gas, and NGL Prices
Our financial condition and the results of our operations are significantly affected by the prices we receive for our oil, gas, and NGL production, which can fluctuate dramatically. Our oil and gas is sold under our operators contracts paying us various industry posted prices, adjusted for basis differentials. We are paid the average of the daily settlement price for the respective posted prices for the period in which the product is sold, adjusted for quality, transportation and location differentials.

Results of Operations for the Quarters Ended June 30, 2014 and 2015
Presented below is a discussion of our results of operations for the Quarters Ended June 30, 2014 and 2015.

Oil and Gas Producing Activities

            The results of our producing oil and gas properties in Wyoming, Colorado, Kansas and Montana are presented below for the three and six month periods ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	2014	2015	2014	2015
Oil Sales	$565,472	$200,029	$950,544	$387,178
Natural Gas Sales	104,016	34,532	214,695	90,047
Total Revenue	669,488	234,560	1,165,239	477,225

Production Taxes	(58,589)	(19,374)	(91,646)	(37,799)
Lease Operating Expense	(208,566)	(198,066)	(369,934)	(414,865)
Depreciation, depletion, amortization and accretion	(162,182)	(133,988)	(291,845)	(341,957)

Net	$240,151	$(116,867)	$411,814	$(317,397)

Net barrels of oil sold	6,323	3,968	11,298	8,905
Net mcf of gas sold	18,168	14,812	36,234	34,872

Average price for oil	$89.43	$50.41	$84.13	$43.48

Average price for gas	$5.73	$2.33	$5.92	$2.58

Lease operating expense per BOE	$22.30	$30.77	$21.34	$28.19

DD&A per BOE	$17.34	$20.82	$16.84	$23.24

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average realized oil price for the three and six month periods ended June 30, 2014, were $89.43 and $84.13 per barrel, respectively, compared to the average realized oil price for the three and six month periods ended June 30, 2015, of $50.41 and $43.48 per barrel (a decrease of 44% and 48%) respectively. This decrease in oil price negatively impacted our oil sales revenues resulting in decreased sales of approximately $154,800 and $362,000 for the three and six month periods ended June 30, 2015, respectively. In addition we produced 2,355 and 2,393 fewer barrels of oil during the same periods, which resulted in lower oil sales of approximately $210,600 and $201,300, respectively. This decrease in our oil sales production is attributed to the natural decline of production in our wells and to the inclement weather in March, April and May, which made it difficult to get back to the tank batteries and pick up the oil to transport it to the market. The wells would automatically shut-in once the tanks batteries became full.

The average realized natural gas prices, including proceeds from sales of natural gas liquids, was $5.73 and $5.92 per Mcf for the three and six month periods ended June 30, 2014, respectively, compared to average realized natural gas prices of $2.33 and $2.58 per Mcf for the three and six month periods ended June 30, 2015, respectively. Our natural gas has a high BTU content and this decline in the average realized gas price can be attributed to the lower realized prices received for the natural gas liquids sold compared to the prior year. The impact on natural gas sales in the current year due to the lower realized prices resulted in a decrease of approximately $50,400 and $116,800 for the three and six month periods ended June 30, 2015, respectively. The decrease in volumes impacted natural gas sales negatively by approximately $19,200 and $8,100, respectively for the same periods.

Production taxes on a per BOE basis for the three and six months ended June 30, 2015, decreased 67% and 59%, respectively, in line with the decrease in production revenues, compared to the same periods in 2014. We generally expect absolute production tax expense to trend with oil, gas, and NGL production revenue. Product mix, the location of production, and incentives to encourage oil and gas development can all impact or change the amount of production tax we recognize.

Lease operating expense per Barrel of Oil Equivalent ("BOE") for the three and six month periods ended June 30, 2015, increased 38% and 32%, respectively, compared to the same periods in 2014. Many of the wells included in our acreage have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred.  The increase in the cost per BOE can be attributed to lower production volumes.  LOE for the three months ended June 30, 2015, was $10,500 lower compared to the same period in the prior year.  LOE for the six months ended June 30, 2015, was approximately $45,000 higher compared to the same period in the prior year.  This increase can be attributed to work  over costs incurred in Q1-2015

Under successful efforts accounting, DD&A expense is separately computed for each producing field based on geologic and reservoir delineation. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas. Our DD&A rate has increased as a result of a lower reserve base compared to the prior year.

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We have had no revenues since June 2011 due to low natural gas prices which resulted in all wells in the field being shut-in. While this field is shut-in we do continue to perform routine maintenance to ensure it is in a safe condition and we continue to depreciate the gathering system. Operating expenses for the three and six month periods ended June 30, 2015, were $0 and $1,406, respectively, compared to $3,385 and $7,370 and the expense related to the gas gathering system was $11,055 for the first quarter of both 2014 and 2015.

General and Administrative
Presented below is a summary of general and administrative expenses for the three and six month periods ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	2014	2015	2014	2015
General and administrative expenses:
Director fees	$450	$12,000	$450	$22,000
Investor relations	29,621	7,465	35,186	10,628
Legal, auditing and professional fees	34,596	61,290	78,644	73,855
Consulting fees - Related Parties	97,500	36,000	127,500	83,400
Other adminstrative expenses	19,307	25,285	41,082	44,439
Depreciation	142	143	285	285
	$181,616	$142,183	$283,147	$234,607

General and administrative expenses decreased by $39,433 and $48,540 for the three and six month periods ended June 30, 2015 compared to the same periods in 2014. This reduction is primarily due to an effort by management to reduce costs, with emphasis put on reducing legal, professional and consulting fees.  We have also reduced our costs related to investor relations. These reductions have been slightly offset with higher director fees, however, the director fees are satisfied with the Company's stock in an effort to preserve working capital to help fund operations.

There is a monthly charge of $10,000 charged to professional fees under an agreement with DNR, whereby executive level expertise is provided for our existing and prospective oil and gas properties. The total monthly charge under the operating agreement is $18,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.

Income (loss) from operations

Loss from operations for the three and six month periods ended June 30, 2015, was approximately $267,108 and $544,461 compared to income of $123,873 and $343,429 for the same periods in 2014. The loses were primarily due to a 22% and 48% decreases in oil sales volumes and prices, respectively, and slightly higher operating expenses.

Interest Expense

Interest expense decreased approximately $3,300 and $11,300 during the three and six month periods ended June 30, 2015, compared to the same periods in 2014. The decrease of interest expense was due to a decrease in debt compared to the same period the last year.

Liquidity and Capital Resources

We had a working capital deficit as of June 30, 2015 of $1,558,056, compared to a working capital deficit of $1,294,408 at December 31, 2014. The approximate $264,000 increase in our working capital deficit resulted from the lower price of oil and gas and lower sales volumes, offset by management's effort to reduce debt and expenses. In order to meet our goals and objectives, we will need to seek additional capital, likely through asset sales and debt or equity financings, to continue our proposed operations. We can give no assurance that we will be able to raise such capital on such terms and conditions we deem reasonable, if at all. We will have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Our ability to achieve profitability and positive cash flow is dependent upon our ability to exploit our oil and gas properties, generate revenue from our business operations and control our costs.  Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity or cease operating, and that our investors would incur substantial losses of their investment.

Our operating cash flow resulted in a net outflow of $29,091 for the six month period ended June 30, 2015, compared to operating cash flow of approximately $600,380 for the same period in 2014. This decrease is attributed to significantly lower oil and gas prices, resulting in a net loss and paying down accounts payables.

We used $43,116 of cash flows related to investing activities for capital expenditures during the six month period ended June 30, 2015, compared $429,269 of cash flows used in investing activities for capital expenditures during the same period in the prior year.

During the six month period ended June 30, 2015, we made principal payments of $12,270 and borrowed an additional $60,000 on our line of credit resulting in a net cash inflow for financing activities of $47,730 compared to net cash used in financing activities during the same period in the prior year. In the prior year we borrowed $532,641, repaid borrowings of $935,966, and redeemed $228,000 in common stock of the Company.

Part of our strategy is to monitor the current production of our properties, seek to develop them with infield drilling, and explore sales and purchases of additional leases and operating wells with upside. We are currently evaluating several opportunities for drilling in Wyoming, Colorado, and Oklahoma. We also expect to evaluate acquisitions that are consistent with our business objective of acquiring interests in traditional oil and gas ventures, and seeking properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas. The Company has participated as a working interest owner in the four horizontal wells which were drilled and completed in Campbell County, Wyoming in the Turner zone and one well in Converse County, Wyoming in the Turner Zone. The following is a description of the wells:

1)	The Thielen #1-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,350 including the lateral. The Company has an approximate 1.06% working interest and the well is producing.

2)	The Thielen #2-21 is in Section 21 Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,330 feet including the lateral. The Company has an approximate 1.06% working interest and the well is producing.

3)	The Starlight Federal 28H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 0.7025% working interest and the well is producing.

4)	The Starlight Federal 30H is located in Section 7, Township 43N Campbell County Wyoming. This well was drilled to a total depth of approximately 15,310 including the lateral. The Company has an approximate 1.450088% working interest and the well is producing.

5)	The Wibaux Gold Federal 4076-10-03-1SH is located in Section 10, Township 43N Converse County Wyoming. This well was drilled to a total depth of approximately 20,185 including the lateral. The Company has an approximate 0.2697755% working interest and the well is producing.

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

Contractual Obligations and Commercial Commitments

As of June 30, 2015, we have future minimum lease payments of approximately $5,000. This amount is payable during the periods ending June 30, 2016, 2017, 2018, 2019 and 2020 in the amounts of $1,000 each year respectively.

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

Due to consideration retained by the related party sellers from sales of properties through the fourth quarter of 2014, and $500,000 of consideration payable in December 2014 due to a sustained increase in oil prices over $90 and $100 per barrel, the maximum future consideration has been reduced by approximately $5.8 million to $19.2 million as of June 30, 2015.

SEC Investigation

The Denver Regional Office of the Securities and Exchange Commission is conducting a non-public, formal, investigation ("SEC Investigation") to determine whether there have been violations of certain provisions of the federal securities laws relating to the Company, its management and third parties. The principal areas of the SEC Investigation relate to the sale of certain Company securities, possible trading manipulation activities with respect to the Company's common stock, and potential violations of the federal broker-dealer registration laws by persons or entities in connection with the purchase or sale of the Company's securities. To date, neither the Company nor any of its directors, officers, or employees have been accused of any wrongdoing by the SEC. We also have been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has broken the law or that the SEC has a negative opinion of any person, entity, or security. We have been cooperating fully with the SEC. We cannot reasonably estimate the timing of the SEC investigation, nor can we predict whether or not it might have a material adverse effect on our business.
Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies and Use of Estimates included in Part II, Item 8 of our 2014 Annual Report on Form 10-K for discussion of our accounting policies and estimates.
New Accounting Pronouncements
Please refer to Note 2 - Summary of Significant Accounting Policies and Use of Estimates under Part I, Item 1 of this report for new accounting matters.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company is a "Smaller Reporting Company" as defined by Rule 229.10 (f)(1) and is not required to provide or disclose the information required by this item.

Item 4 - Controls and Procedures

As of June 30, 2015, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, and (iii) our controls over financial statement disclosures were determined to be ineffective.

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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.
During the six month period ended June 30, 2015, the Company issued 405,288 shares of common stock for compensation for services; 106,140 shares of common stock were issued for board services at $0.20 per share in 2014 and 165,815 shares of common stock were issued for baord services at $0.13 per share in 2015, and 50,000 and 83,333 shares of common stock were issued at $0.13 and $0.16, respectively,  for service and consulting by three related parties.

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
Dated: August 14, 2015

By: /s/ William W Stewart
William W Stewart, Principal Financial and Accounting Officer
Dated: August 14, 2015