Form 10-Q
period 2015-09-30
ARETE INDUSTRIES INC
filed 2015-11-16
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, the Registrant had 13,130,413 shares of common stock issued and outstanding.

1 Explanatory Note: The Company is a voluntary filer with the Securities and Exchange Commission but it has filed all Exchange Act reports for the preceding 12 months.

ARÊTE INDUSTRIES, INC.

Part 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
ASSETS	2014	2015

Current Assets:
Cash and equivalents	$30,755	$2,109
Oil and gas sales receivable	14,521	63,325
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	89,147	39,173
Other	78,273	-
Prepaid expenses and other	34,222	21,840

Total Current Assets	246,918	126,447

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	10,222,668	10,267,669
Unevaluated properties	348,836	348,836
Natural gas gathering system	442,195	442,195
Furniture and equipment	22,522	22,522
Total property and equipment	11,036,221	11,081,222
Less accumulated depreciation, depletion and amortization	(2,840,173)	(3,349,871)

Net Property and Equipment	8,196,048	7,731,351

TOTAL ASSETS	$8,442,966	$7,857,798

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued

	December 31,	September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2014	2015
Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Operator fees and other	36,000	128,253
Unrelated parties	43,365	72,621
Notes and advances payable - current portion:
Directors and affiliates	288,258	288,567
Unrelated parties	872,239	970,400
Accrued interest expense	3,279	31,377
Accrued consulting - related party	21,800	23,700
Director fees payable in common stock	20,900	-
Current portion of asset retirement obligations	191,843	297,700
Other accrued costs and expenses	63,642	148,777
Total Current Liabilities	1,541,326	1,961,395
Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	250,000	250,000
Notes and advances payable, net of current portion:
DNR Oil & Gas, Inc.	792,151	792,151
Directors and affiliates	62,440	49,206
Unrelated parties	63,534	25,640
Asset retirement obligations, net of current portion	557,170	506,500
Total Long-Term Liabilities	1,725,295	1,623,497
Total Liabilities	3,266,621	3,584,892
Commitments and Contingencies (Notes 3, 4, 10 and 13)
Stockholders' Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, no shares issued and outstanding in 2014 and 2015	-	-
Series 2; authorized 2,500 shares, no shares issued and outstanding in 2014 and 2015	-	-
Common stock, no par value; authorized 499,000,000 shares, issued and outstanding 12,558,459 in 2014 and 13,130,413 in 2015	21,294,887	21,384,285
Accumulated deficit	(16,118,542)	(17,111,379)
Total Stockholders' Equity	5,176,345	4,272,906
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,442,966	$7,857,798

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLLIDATED STATEMENTS OF OPERATIONS

	Three months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenues:
Oil and natural gas sales	$555,984	$253,235	$1,721,223	$730,460
Sale of oil and natural gas properties	108,479	-	350,951	27,120
Royalty revenues	755	514	2,525	4,455
Total revenues	665,218	253,749	2,074,699	762,035
Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	196,134	270,719	566,068	685,587
Production taxes	52,245	29,101	143,891	66,900
Depreciation, depletion, amortization and accretion	210,335	189,335	502,180	531,292
Gas gathering:
Operating expenses	609	-	7,979	1,406
Depreciation	11,055	11,055	33,165	33,165
General and administrative expenses:
Director fees	10,000	13,333	10,450	35,333
Investor relations	2,448	30,897	37,634	41,525
Legal, auditing and professional fees	37,109	6,458	115,753	80,313
Consulting fees executive services-related parties	41,250	43,333	168,750	126,733
Other adminstrative expenses	18,084	20,699	59,166	65,138
Depreciation	143	143	428	428
Total operating expenses	579,412	615,073	1,645,464	1,667,820
Operating income (loss)	85,806	(361,324)	429,235	(905,785)

Interest expense	(33,350)	(28,372)	(103,328)	(87,052)
Total other expense	(33,350)	(28,372)	(103,328)	(87,052)
Income (loss) before income taxes	52,456	(389,696)	325,907	(992,837)
Income tax benefit (expense)	-	-	-
Net income (loss) attributable to Arete Industries, Inc.	$52,456	$(389,696)	$325,907	$(992,837)
Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$52,456	$(389,696)	$325,907	$(992,837)
Redemption of Preferred Stock	17,951	-	17,951	-
Accrued Preferred stock dividends	(1,875)	-	(9,375)	-
Net income (loss) applicable to common stockholders	$68,532	$(389,696)	$334,483	$(992,837)
Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$0.01	$(0.03)	$0.03	$(0.08)

Diluted	$0.01	$(0.03)	$0.03	$(0.08)
Weighted Average Number of Common Shares Outstanding:
Basic	12,408,000	12,966,000	12,532,000	12,764,000

Diluted	12,408,000	12,966,000	12,532,000	12,764,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2015

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances, December 31, 2014	12,558,459	$21,294,887	$(16,118,542)	$5,176,345

Common Stock Issued for Services - Related Parties	216,666	33,166		33,166
Common Stock Issued for Directors Fees	355,288	56,232		56,232
Net loss			(992,837)	(992,837)
Balances, September 30, 2015	13,130,413	$21,384,285	$(17,111,379)	$4,272,906

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2015

	2014	2015
Cash Flows from Operating Activities:
Net income (loss)	$325,907	$(992,837)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	486,061	509,698
Accretion of discount on asset retirement obligations	49,712	55,187
Gain on sale of oil and gas properties	(350,951)	(27,120)
Common stock issued in exchange for services	-	55,165
Changes in operating assets and liabilities:
Accounts receivable	(208,639)	79,443
Prepaid expenses and other	(2,552)	25,715
Accounts payable	83,069	118,044
Directors fees and officers services payable	19,200	-
Accrued costs and expenses	12,781	115,133
Net cash provided by (used in) operating activities	414,588	(61,572)
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(449,791)	(64,416)
Proceeds from sale of oil and gas properties	263,438	50,000
Net cash provided by (used in) investing activities	(186,353)	(14,416)
Cash Flows from Financing Activities:
Proceeds from notes and advance payable	622,638	67,000
Principal payments on notes payable	(1,080,776)	(19,658)
Redemption of common stock	(228,000)	-
Redemption of preferred stock	(15,500)	-
Net cash provided by (used in) financing activities	(701,638)	47,342
Net increase (decrease) in cash and equivalents	(473,403)	(28,646)
Cash and equivalents, beginning of period	476,323	30,755

Cash and equivalents, end of period	$2,920	$2,109

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$77,589	$55,913
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Additions to oil & gas property financed in accounts payable	$-	$3,465
Common Stock Issued as a prepayment for services	$-	$13,333
Common Stock issued for directors fees payable	$-	$20,900
Conversion of A-1 Series Preferred Stock to Notes Payable	$62,000	$-

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

1.	Organization and Nature of Operations

Arête Industries, Inc. ("Arête" or the "Company"), is a Colorado corporation that was incorporated on July 21, 1987. The Company owns 100% of Arete Energy, Inc., which is an inactive subsidiary that has no assets, liabilities or operations. Arête has operated a natural gas gathering system in Wyoming since 2006 and on July 29, 2011, the Company purchased oil & natural gas properties in Colorado, Montana, Kansas, and Wyoming.

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

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in Arête's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of December 31, 2014, and September 30, 2015, and the results of operations, changes in stockholders' equity, and cash flows for the periods ended September 30, 2014, and 2015. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company's 2014 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

In connection with the preparation of its unaudited condensed consolidated financial statements, the Company evaluated events subsequent to the balance sheet date of September 30, 2015, through the filing date of this report.
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
September 30, 2015

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

There are no other new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of September 30, 2015, and through the filing date of this report that have not been disclosed above or in the 2014 Form 10-K.

3.	Oil and Gas Properties

The Company has participated as a working interest owner in the four horizontal wells, which were drilled and completed in Campbell County, Wyoming in the Turner zone and one well in Converse County, Wyoming in the Turner Zone during 2014. The fees received as part of this participation for the quarter ended September 30, 2014 was $350,951. The Company had no participation fees for the quarter ended September 30, 2015.  The following is a description of the wells:

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

The book to tax temporary differences resulting in a net deferred tax asset are primarily net operating loss carry forwards of approximately $8.3 million, which expire in 2018 through 2030. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the quarter ended September 30, 2015, the Company did not recognize any income tax benefit due to the valuation allowance.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

5.	Stock transactions and preferred stock dividends

During the nine month period ended September 30, 2015, the Company issued 571,954 shares of common stock for compensation for services; 106,140 shares of common stock were issued for board services at $0.20 per share in 2014 and 165,815 and 83,333 shares of common stock were issued for board services at $0.13 and $0.16 per share, respectively, in 2015, and 50,000 and 166,666 shares of common stock were issued at $0.13 and $0.16, respectively, for service and consulting by three related parties.

6.	Notes and advances payable

Notes payable consist of the following as of the date indicated:

	December 31, 2014	September 30, 2015
Officers, directors and affiliates:
Note payable, interest at 7.5%, due March 2016	$150,000	$150,000
Notes payable, interest 7.0%, due January 2017	79,970	67,046
Notes payable, interest varies (see explanation below)	792,151	792,151
Collateralized note payable (see below)	120,728	120,728
Total officers, directors and affiliates	1,142,849	1,129,924
Less: Current portion of officers, directors, and affiliates	288,258	288,567
Long-term portion of officers, directors, and affiliates	$854,591	$841,357
Unrelated parties:
Notes payable, interest at 7.5%, due March 2016	$100,000	$100,000
Note payable, interest variable (see below)	549,105	616,105
Note payable, interest at 7.0%, due August 2016	62,000	62,000
Notes payable, interest at 7.0%, due January 2017	41,668	34,935
Notes payable, interest at 7.0%, due August 2015	183,000	183,000
Total unrelated parties	935,773	996,040
Less: Current portion of unrelated parties	872,239	970,400
Long-term portion of unrelated parties	$63,534	$25,640

On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, ("Apex") the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of September 30, 2015, was $120,728. During March 2015, the Company and Apex entered into an amendment extending the maturity date to March 30, 2016.

On January 28, 2014, the Company entered into a line of credit loan agreement for $1,500,000 due January 15, 2015, extended to January 28, 2016. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.25%) plus an add on index with the current and minimum rate of 6.5%., the note has draw provisions, with the first draw of $479,701 4) the note is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Bank pledged by a related party, and 5) the personal guarantee of Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company's PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report.  In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. The outstanding principal balance as of September 30, 2015, was $616,105.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

On January 1, 2014, the Company memorialized its short-term liabilities into formal promissory notes. These certain outstanding advances and other notes payable are now included in single promissory notes, all have been reported previously in its financial statements.  Information concerning these promissory notes is set forth in the table below.
Name of Holder	Position	Principal Amount	Interest Rate	Monthly P&I Payment Amount	Number of Monthly Payments
Donald W. Prosser	Former Director	$28,500	7.00%	$564.33	60
Charles B. Davis	COO & Director	$66,500	7.00%	$1,316.78	60

The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum. The outstanding principal balances as of September 30, 2015, was $67,046.

In addition, the Company also issued an unsecured promissory note in the amount of $792,151 on January 1, 2014 to DNR Oil & Gas, Inc. ("DNR").  DNR is a company controlled by the Chief Operating Officer and director, Charles B. Davis.  The DNR note accrues interest at the rate of 2.50% for the calendar years 2014 and 2015, 4.00% for the calendar year 2016, 6.00% for the calendar year 2017 and 8.00% for the remainder of the term of the DNR note.  The DNR note matures on January 1, 2019.  The DNR note requires payments as follows:

•	One payment of $250,000 in 2016;
•	One payment of $250,000 in 2017;
•	One payment of $250,000 in 2018; and
•	The balance of principal and accrued interest on or before January 1, 2019.

The DNR note contains customary default and acceleration provisions and provides for a default interest rate of 18% per annum. The note is subordinated to the Bank Line of Credit. The outstanding principal balance as of September 30, 2015 was $792,151.

In June 2013, in connection with the conversions of Series A1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. The Company entered into an extension agreement with the holders of these two existing notes, whereby the Company made a principal payment on the balance in exchange for an extension of the maturity date to January 15, 2015, and entered into another extension agreement further extending the maturity date to January 28, 2016.  Information concerning the principal pay down is set forth in the following table.

Name of Holder	Principal Balance Before Pay down	Principal Pay down	Remaining Principal Balance
Burlingame Equity Investors II, LP	$44,000	$26,251	$17,749
Burlingame Equity Investors Master Fund, LP	506,000	$340,749	$165,251

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

On August 15, 2014, the Company executed a Promissory Note to an individual for the redemption of 10 shares of Series A-1 Preferred Stock. The terms of the Promissory Note are as follows: $62,000 with an interest rate of 7% payable in two payments of $31,000 each plus interest, due August 15, 2015, and August 15, 2016, respectively.  The Company did not make the August 15, 2015, payment and is currently in default on this note.  The Company is negotiating new terms with the note holder.
All of the notes payable shown above are unsecured, except the Apex note. Accrued interest on notes amounted to $3,279 as of December 31, 2014 and $31,377 as of September 30, 2015.

7.	Asset retirement obligations (ARO)

A reconciliation of the Company's asset retirement obligations for the quarter ended September 30, 2015, is as follows:

Balance, December 31, 2014	$749,013
Liabilities incurred	—
Accretion expense	55,187
Revisions to estimate	—

Balance, September 30, 2015	804,200

Less current asset retirement obligations	(297,700)

Long-term asset retirement obligations	$506,500

8.	Subsequent events

There are no material subsequent events after September 30, 2015.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2015

Presented below is a discussion of our results of operations for the Quarters Ended September 30, 2014 and 2015.

Oil and Gas Producing Activities

The results of our producing oil and gas properties in Wyoming, Colorado, Kansas and Montana are presented below for the three and nine month periods ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	2014	2015	2014	2015
Oil Sales	$484,386	$230,728	$1,433,994	$617,906
Natural Gas Sales	71,598	22,507	287,229	112,554
Sale of oil and natural gas properties	108,479	-	350,951	27,120
Royalty revenues	755	514	2,525	4,455
Total Revenue	665,218	253,749	2,074,699	762,035

Production Taxes	(52,245)	(29,101)	(143,891)	(66,900)
Lease Operating Expense	(196,134)	(270,722)	(566,068)	(685,587)
Depreciation, depletion, amortization and accretion	(210,335)	(189,335)	(502,180)	(531,292)

Net	$206,504	$(235,409)	$862,560	$(521,744)

Net barrels of oil sold	5960	5,495	16,727	14,400
Net mcf of gas sold	14,627	12,199	50,859	47,071
Boe	8,398	7,528	25,204	22,245

Average price for oil	$81.27	$41.99	$85.73	$42.91

Average price for gas	$4.89	$1.85	$5.65	$2.39

Lease operating expense per BOE	$23.35	$35.96	$22.46	$30.82

DD&A per BOE	$25.05	$25.25	$19.93	$23.88

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. We realized lower oil and gas revenue during the three and nine months periods ended September 30, 2015, of $253,658 and $816,088 compared to the same periods in the prior year. This is due to lower realized prices and lower sales volumes. The average realized oil price for the three and nine month periods ended September 30, 2014, were $81.27 and $85.73 per barrel, respectively, compared to the average realized oil price for the three and nine month periods ended September 30, 2015, of $41.99 and $42.91 per barrel (a decrease of 48% and 50%), respectively. This decrease negatively impacted our oil sales revenues resulting in lower sales of $215,866 and $616,596 for the three and nine months periods ended September 30, 2015, respectively. In addition, we produced 465 and 2,327 fewer barrels of oil during the same periods, which resulted in lower oil sales of approximately $37,792 and $199,492, respectively. This decrease in our oil sales production is attributed to the natural decline of production in our wells and to the inclement weather in March, April and May, which made it difficult to get back to the tank batteries and pick up the oil to transport it to the market. The wells automatically shut-in once the tanks batteries became full. Our production did increase compared to the three month period ended June 30, 2015, by 1,527 barrels of oil. The average price per barrel compared to the three months ended June 30, 2015, decreased from $50.41 to $41.99. The result of the increased production offset the lower prices and we realized an increase in revenue of $30,699 compared to the prior quarter.

The average realized natural gas prices, including proceeds from sales of natural gas liquids, was $4.89 and $5.65 per Mcf for the three and nine month periods ended September 30, 2014, respectively, compared to average realized natural gas prices of $1.85 and $2.39 per Mcf for the three and nine month periods ended September 30, 2015, respectively. Our sales volumes for natural gas decreased 2,428 and 3,788 Mcf for the three and nine months periods ended September 30, 2015, compared to the same periods in the prior year. Our natural gas has a high BTU content and this decline in the average realized gas price can be attributed to the lower realized prices received for the natural gas liquids sold compared to the prior year. The impact on natural gas sales in the current year due to the lower realized prices resulted in a decrease of $37,206 and $153,282 for the three and nine months periods ended September 30, 2015, respectively. The decrease in volumes impacted natural gas sales negatively by $11,885 and $21,393, respectively for the same periods.

During the nine months ended September 30, 2014, we sold a small working interest in five wells for a promote fee of $350,951. We continue to evaluate our portfolio of properties and will sell additional properties if we believe a sale can be completed on terms that provide attractive returns.
Production taxes on a per BOE basis for the three and nine months ended September 30, 2015, decreased 44% and 54%, respectively, in line with the decrease in production revenues, compared to the same periods in 2014. We generally expect absolute production tax expense to trend with oil, gas, and NGL production revenue. Product mix, the location of production, and incentives to encourage oil and gas development can all impact or change the amount of production tax we recognize.

Lease operating expense per Barrel of Oil Equivalent ("BOE") for the three and nine months periods ended September 30, 2015, were $35.96 and $30.82 per BOE, an increase of 54% and 37%, respectively, compared to the same periods in 2014. Many of the wells included in our acreage have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred.  The increase in the cost per BOE can be attributed to lower production volumes and a workover project related to our Kansas and Wyoming wells. LOE for the three months ended September 30, 2015, was $74,588 higher compared to the same period in the prior year.  LOE for the nine months ended September 30, 2015, was $119,519 higher compared to the same period in the prior year.  The majority of this increase can be attributed to workover costs incurred during the three months ended September 30, 2015. We anticipate this work to have a favorable impact on production beginning in the fourth quarter of this fiscal year.

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

Gas Gathering Activities

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We have had no revenues since June 2011 due to low natural gas prices which resulted in all wells in the field being shut-in. While this field is shut-in we do continue to perform routine maintenance to ensure it is in a safe condition and we continue to depreciate the gathering system. Operating expenses for the three and nine month periods ended September 30, 2015, were $0 and $1,406, respectively, compared to $609 and $7,979 during the same periods in the prior year.

General and Administrative

Presented below is a summary of general and administrative expenses for the three and nine months periods ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	2014	2015	2014	2015
General and administrative expenses:
Director fees	$10,000	$13,333	$10,450	$35,333
Investor relations	2,448	30,987	37,634	41,525
Legal, auditing and professional fees	37,109	6,458	115,753	80,313
Consulting fees - Related Parties	41,250	43,333	168,750	126,733
Other adminstrative expenses	18,084	20,699	59,166	65,138
Depreciation	143	143	428	428
	$109,034	$114,863	$392,181	$349,470

General and administrative expenses increased $5,830 for the three months period ended September 30, 2015, compared to the same period in the prior year and decreased $42,710 for the nine months period ended September 30, 2015, compared to the same period in 2014. The increase for the three month period ended is attributable to higher costs related to director fees, investor relations and other general and administrative costs, offset by lower legal, auditing, professional and consulting costs. The reduction for the nine months period ended September 30, 2015, is due to an effort by management to reduce costs, with emphasis put on reducing legal, professional and consulting fees.  These reductions have been slightly offset with higher director fees and investor relations costs, however, the director fees are satisfied with the Company's stock in an effort to preserve working capital to help fund operations.

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

Income (loss) from operations

Loss from operations for the three and nine month periods ended September 30, 2015, was $389,696 and $992,837 compared to income of $52,456 and $325,907 for the same periods in 2014. The loss is attributed to a decrease in oil and gas revenues of $411,469 and $1,312,664 or 62% and 63% for the three and nine months periods ended September 30, 2015, compared to the same periods in the prior year. We also experienced an increase of $35,661 and $22,356 or 6% and 1% increase in operating expenses. See discussion above for additional information on revenues and operating expenses.

Interest Expense

Interest expense decreased approximately $4,978 and $16,276 during the three and nine months periods ended September 30, 2015, compared to the same periods in 2014. The decrease of interest expense was due to a decrease in debt compared to the same period the last year.

Liquidity and Capital Resources

We had a working capital deficit as of September 30, 2015, of $1,834,948, compared to a working capital deficit of $1,294,408 at December 31, 2014. This increase of $540,940 increase in our working capital deficit can be attributed to lower current assets of $120,471 and higher current liabilities of $420,069. The decrease in current assets can be attributed to a decrease in the Company's cash position and lower accounts receivable related to oil and gas sales. The increase in current liabilities is attributed to costs incurred for the workovers incurred in the third quarter that were not paid at September 30, 2015, accrued property taxes that are paid twice annually in April and October, some of our long term debt has become current and our some of our asset retirement obligations became current during the third quarter.

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

Our operating cash flow resulted in a net outflow of $61,572 for the nine months period ended September 30, 2015, compared to operating cash flow of $414,588 for the same period in 2014. This decrease is attributed to significantly lower oil and gas prices, resulting in a net loss and paying down accounts payables.

We used $14,416 of cash flows related to investing activities for capital expenditures during the nine month period ended September 30, 2015, compared $186,353 of cash flows used in investing activities for capital expenditures during the same period in the prior year.

During the nine month period ended September 30, 2015, we made principal payments of $19,658 and borrowed an additional $67,000 on our line of credit resulting in a net cash inflow for financing activities of $47,342 compared to net cash used in financing activities of $701,638 during the same period in the prior year. In the prior year we borrowed $622,638, repaid borrowings of $1,080,776, and redeemed $228,000 in common stock of the Company and redeemed series A-1 preferred stock for $15,500.

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

If oil and gas prices remain at these low levels beyond 2015 and additional debt or equity funding is unavailable on acceptable terms, or at all, our strategy would include some or all of the following: (i) shut-in any marginal or uneconomic wells, (ii) attempt to negotiate the issuance of common stock in exchange for services, and (iii) review and implement other opportunities to reduce general, administrative and operating expenses.

The failure to successfully implement one or all of these strategies may cause the Company to curtail its operations, sell its assets and result in the failure of its business.

Contractual Obligations and Commercial Commitments

As of September 30, 2015, we have future minimum lease payments of approximately $5,000. This amount is payable during the periods ending September 30, 2016, 2017, 2018, 2019 and 2020 in the amounts of $1,000 each year respectively.

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

Item 4 - Controls and Procedures

As of September 30, 2015, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, and (iii) our controls over financial statement disclosures were determined to be ineffective.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended September 30, 2015, the Company issued 571,954 shares of common stock for compensation for services; 106,140 shares of common stock were issued for board services at $0.20 per share in 2014 and 165,815 and 83,333 shares of common stock were issued for board services at $0.13 and $0.16 per share in 2015, and 50,000 and 166,666 shares of common stock were issued at $0.13 and $0.16, respectively,  for service and consulting by three related parties. These shares were issued in private transactions pursuant to exemptions from registration afforded by section 4(a)(2) of the Securities and Exchange Act of 1933 and Regulation D.  No underwriting or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid.  The securities sold are subject to restrictions.
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

By: /s/ Nicholas Scheidt, CEO
Nicholas L Scheidt, Principal Executive Officer
Dated: November 16, 2015

By: /s/ Tristan R. Farel
Tristan R. Farel, Chief Financial Officer
Dated: November 16, 2015