Form 10-K
period 2015-12-31
ARETE INDUSTRIES INC
filed 2016-05-10
CIK 820901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐    Yes  ☒     No1
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 9,787,913 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, of $0.141 per share was $1,380,096.
As of April 29, 2016, the Registrant had 14,295,413 shares of common stock issued and outstanding.
Documents Incorporated By Reference - None

[1]	Explanatory Note: The Company is a voluntary filer with the Securities and Exchange Commission.

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
In 2011, we entered into a purchase and sale agreement (“DNR and Tindall PSA”) and other related agreements and documents with Tucker Family Investments, LLLP, which we refer to as “Tucker”; DNR Oil & Gas, Inc. which we refer to as “DNR”; and Tindall Operating Company, which we refer to as “Tindall”, and collectively we refer to these parties as the “Sellers”, for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana. DNR is owned primarily by an officer and director of the Company, Charles B. Davis, and he is affiliated with Tucker and Tindall. The consideration for the purchase was determined by bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price was paid in full on September 29, 2011. On January 19, 2016, but effective December 31, 2015, we entered into a settlement agreement with the Sellers. In consideration of the amounts indicated below, the parties (i) terminated Exhibits C and C-2 to the DNR and Tindall PSA for all purposes; (ii) extinguished all liabilities of the Company under Exhibit C of the DNR and Tindall PSA including $250,000 related to the increase in oil prices after the acquisition; (iii) agreed that the promissory note owed by us to DNR in the amount of $792,151 and accrued interest thereon was paid in full; and (iv) released each other against any and all claims which have been raised or could have been raised among them. Specifically, Exhibits C and C-2 to the DNR and Tindall PSA related to potential payments that would have been needed to be made by us in the event oil prices increased to certain levels and related to certain payments that would have been needed to be made by us in the event we sold certain properties purchased under the Purchase and Sale Agreement. Exhibits C and C-2 were terminated and extinguished (including any amounts owed thereunder including $250,000 under Exhibit C to the Purchase and Sale Agreement) in exchange for 25 fully paid, nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock. Consideration to pay the above promissory note in full consisted of us issuing to DNR 65 fully paid, nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock, and paying DNR $303,329 in cash.
On December 30, 2015, we completed the asset acquisition as provided under a purchase and sale agreement executed on November 25, 2015, but effective December 1, 2015 (the "Wellstar Purchase and Sale Agreement ") with Wellstar Corporation (the "Seller"), an unaffiliated corporation. The assets acquired are producing oil and gas leases located in Sumner County, Kansas and Kimball County, Nebraska (collectively, the " Properties" and individually, the " Padgett Properties" and the "Nebraska Properties"). We acquired 51% of Seller's interest (ranging from 47% to 100% of the working interests) in the Padgett Properties and acquired 100% of the Seller's interest (100% of the working interests) in the Nebraska Properties for aggregate consideration of $1,100,000 and the issuance of 1,000,000 shares of our restricted common stock valued at $0.10 per share at the date of closing, or $100,000.
We also own a gas gathering system (pipeline and compressor station related assets) in Campbell County, Wyoming that has been written down to $0. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This system has a current throughput capacity of approximately 4 million cubic feet of gas per day, although the system is currently idle since the related wells are shut-in. We do not expect any activity on this property in 2016.

Business Strategy
Our business strategy is three-fold in approach.

•	We plan to and have acquired oil and natural gas properties that will provide for the operations of the Company;

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
               Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of affecting the current global supply of crude oil and maintaining, lowering or increasing certain price levels. A drastic reduction in crude oil prices and related products from nearly $100 per barrel at mid-year 2014 to as low as $29 per barrel in early 2016 has impact the oil and gas industry. As of April 28, 2016, the price of crude oil was approximately $45 per barrel. Continuation of these steep declines put us at a disadvantage compared to many of our competitors due to their greater financial resources and ability to withstand such significant price declines
Marketing and Customers
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

Regulations

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

Hydraulic Fracturing

Our completion operations are subject to regulation, which may increase in the short- or long-term. The well completion technique known as hydraulic fracturing is used to stimulate production of natural gas and oil has come under increased scrutiny by the environmental community, and local, state and federal jurisdictions. Hydraulic fracturing involves the injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate oil and natural gas production.
Under the direction of Congress, the EPA has undertaken a study of the effect of hydraulic fracturing on drinking water and groundwater. The EPA has also announced its plan to propose pre-treatment standards under the Clean Water Act for wastewater discharges from shale hydraulic fracturing operations. Congress may consider legislation to amend the SDWA to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Certain states, including Colorado, Utah and Wyoming, have issued similar disclosure rules. Several environmental groups have also petitioned the EPA to extend toxic release reporting requirements under the Emergency Planning and Community Right-to-Know Act to the oil and natural gas extraction industry. Additional disclosure requirements could result in increased regulation, operational delays, and increased operating costs that could make it more difficult to perform hydraulic fracturing.

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

 In October 2015, the EPA issued a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The final rule became effective in December 2015. Certain areas of the country in compliance with the ground-level ozone NAAQS standard may be reclassified as non-attainment and such reclassification may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Moreover, states are expected to implement more stringent regulations, which could apply to our operations. Compliance with this final rule could, among other things, require installation or new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs.
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

In August 2015, the EPA proposed rules that will establish emission standards for methane from certain new and modified oil and natural gas production and natural gas processing and transmission facilities as part of the Obama Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025. The EPA’s proposed rule package includes standards to address emissions of methane from equipment and processes across the source category, including hydraulically-fractured oil and natural gas well completions, fugitive emissions from well sites and compressors, and equipment leaks at natural gas processing plants and pneumatic pumps. The EPA is expected to finalize these rules in 2016.

The U.S. Congress and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, and GHG reporting and tracking programs. In the absence of federal GHG-limiting legislations, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources. On an international level, the United States is one of almost 200 nations that, in December 2015, agreed to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets.

Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur additional operating costs, such as costs to purchase and operate emissions control systems or other compliance costs, and reduce demand for our products.

The National Environmental Policy Act

Oil and natural gas exploration and production activities may be subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Although the Company has a few future projects that could potentially involve federal lands, federal lands require governmental permits that are subject to the requirements of NEPA.   This process has the potential to delay the development of future oil and natural gas projects.

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

Occupational Safety and Health Act

We are subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the Occupational Safety and Health Administration’s hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees.
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
Our future capital requirements depend on many factors, including development and acquisition opportunities, the availability of debt financing and the cash flow from our operations. To the extent that the funds available are insufficient to meet future capital requirements, we will likely need to reduce our development activity as we did in 2015. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition will likely be adversely affected.
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
A drastic reduction in crude oil prices and related products from nearly $100 per barrel at mid-year 2014 to as low as $29 per barrel in early 2016 has impacted the oil and gas industry. As of April 28, 2016, the price of crude oil was approximately $45 per barrel. Should the recent prevailing oil prices remain in effect for an extended period of time, we may be required to curtail capital expenditures unless we are able to raise additional equity or debt funding. Continuation of the steep decline in oil prices, and any declines that may occur in the future, can be expected to significantly reduce our revenues, profitability and cash flow as well as the value of our reserves and may also adversely affect the economics of future operations resulting in deferral or cancellation of planned drilling and related activities until such time, if ever, as economic conditions improve sufficiently to support such operations.

If oil and natural gas prices decrease, we may be required to further write down the carrying value of our assets, negatively impacting the trading value of our securities.

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
Due to our limited operations, we do not have any employees, and our executive officers are retained as independent contractors on a part-time basis. We are heavily dependent upon the efforts of our Chief Executive Officer, Nicholas L. Scheidt, who essentially operates our company. We do not have an employment agreement with either officer nor do we have any key man insurance on their life. As we currently do not have a successor to Mr. Scheidt, the loss of his services would likely have a material adverse impact on our business.
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
Future oil and gas price declines or unsuccessful exploration efforts may result in further write-downs of our exploration and production asset carrying values.
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
We face intense competition from major oil companies, independent oil and gas exploration and production companies, financial buyers and institutional and individual investors who are actively seeking oil and gas properties, along with the equipment, expertise, labor and materials required to operate oil and gas properties. Most of our competitors have financial and technical resources vastly exceeding those available to us, and many oil and gas properties are sold in a competitive bidding process in which our competitors may be able to pay more for development prospects and productive properties or in which our competitors have technological information or expertise to evaluate and successfully bid for the properties that is not available to us.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
Our internal controls and operations are subject to extensive regulation and reporting obligations and as of December 31, 2015, we concluded that our disclosure controls and procedures were not effective. See Item 9A, “Controls and Procedures”. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, effective internal control over financial reporting may not prevent or detect misstatements. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of common stock.
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
The market price of our common stock may be subject to significant decreases due to decreases in our estimated reserves, our estimated cash flows and other factors. Estimated reserves may be subject to downward revision based upon future prices for oil and natural gas, production, results of future development, prevailing operating and development costs, SEC rules related to proved undeveloped reserves and other factors. There are numerous uncertainties and uncontrollable factors inherent in estimating quantities of oil and gas reserves, projecting future rates of production, and timing of development expenditures.
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
In addition, SEC rules generally require that proved undeveloped reserves that have not been drilled within five years be reclassified out of estimates of proved reserves; although such technically and economically recoverable reserves may be still owned or controlled by us. Accordingly, given current low oil and natural gas prices we may not drill certain proved undeveloped locations within the established five year time frame and therefore we may be required to reclassify such reserves out of our estimated proved undeveloped reserves. The effect of reclassifying such reserves would result in decreases in estimated proved reserve quantities and therefore could result in decreases in net income and earnings per share, resulting from increased depletion expense and possible impairments. These effects could have an adverse effect on our stock price.
Our properties are subject to influence by other parties that do not allow us to proceed with exploration and expenditures as we may desire.
We do not operate any of our properties. Joint ownership is customary in the oil and gas industry and is generally conducted under the terms of a joint operating agreement (“JOA”), where a single working interest owner is designated as the “operator” of the property. Most of our producing oil and gas properties are operated by DNR, an affiliate of Charles Davis, one of our officers and directors. Thus, drilling and operating decisions are not within our sole control. If we disagree with the decision of this operator, we may be required, among other things, to postpone the proposed activity or decline to participate. If we decline to participate, we might be forced to relinquish our interest through “in-or-out” elections or may be subject to certain non-consent penalties, as provided in a JOA. In-or-out elections may require a joint owner to participate, or forever relinquish its position. Non-consent penalties typically allow participating working interest owners to recover from the proceeds of production, if any, and an amount equal to 200% to 500% of the non-participating working interest owner’s share of the cost of such operations.
Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated or curtailed as a result of future legislation.
Among the changes contained in the recent budget proposals, released by the Office of Management and Budget, is the elimination or deferral of certain U.S. federal income tax deductions and credits currently available to domestic oil and gas exploration companies. Such changes include, but are not limited to, (i) the elimination of current deductions for intangible drilling and development costs; (ii) the elimination of the deduction for certain U.S. production activities for oil and gas properties; (iii) an extension of the amortization period for certain geological and geophysical expenditures and (iv) the repeal of the enhanced oil recovery credit. Some of these same proposals to repeal or limit oil and gas tax deductions and credits have been included in legislation that has recently been considered by Congress. It is unclear whether any such changes will be enacted or how soon such changes could be effective. The passage of any legislation as a result of the budget proposal, or the passage of bills containing similar changes in U.S. federal income tax law could eliminate or defer certain tax deductions and credits that are currently available with respect to oil and gas exploration and development and could negatively affect our financial results.

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

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic-fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and a committee of the U.S. House of Representatives has conducted an investigation of hydraulic-fracturing practices. The EPA released in June, 2015, a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater.
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
There were 14,295,413 shares of our common stock outstanding as of April 29, 2016. As of that date, members of our management and their affiliates beneficially owned approximately 4,507,500 shares of our common stock, representing 31.5% of our outstanding common stock. Sale of a substantial number of these shares would likely have a significant negative effect on the market price of our common stock, particularly if the sales are made over a short period of time.
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
Oil and Natural Gas Properties
The following table lists our oil and natural gas wells by state and field as of December 31, 2015:

	Productive Wells
	During 2015
State	Gross	Net (a)
Wyoming	32.0	22.4
Kansas	5.0	3.4
Colorado	5.0	4.9
Nebraska	-	-
Montana	1.0	1.0
	43.0	31.7

(a)	Net wells are the sum of our fractional working interests owned in gross wells.
Oil and Natural Gas Reserves
All of our oil and natural gas reserves are located in the United States. Unaudited information concerning the estimated net quantities of all of our proved reserves and the standardized measure of future net cash flows from the reserves is presented in Note 13 – Supplementary Information on Oil and Gas Information (Unaudited) in the Notes to the financial statements in in this report. The reserve estimates have been prepared by Pinnacle Energy Services, L.L.C. (“Pinnacle”), an independent petroleum engineering firm. We have no long-term supply or similar agreements with foreign governments or authorities. We did not provide any reserve information to any federal agencies in 2015 other than to the SEC.

The table below summarizes our estimated proved reserves at December 31, 2015 based on reports prepared by Pinnacle. In preparing these reports, Pinnacle evaluated 100% of our properties at December 31, 2015. For more information regarding our independent reserve engineers, please see “Independent Reserve Engineers” below.

	Proved Reserves at 2015 Year-End			2015 Average
	Quantity	Pre and Post-Tax	%	Monthly Production
State	(BOE) (a)	PV 10% (b)	Oil (c)	(BOE)
Wyoming	201,438	$885,720	67.8%	1,376
Kansas	113,920	1,623,570	100.0%	568
Colorado	3,667	8,830	11.7%	444
Nebraska	1,610	9,690	100.0%	-
Montana	14,293	24,860	0.0%	61
	334,928	$2,552,670	82.2%	2,449

(a)	BOE is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of oil.
(b)
The prices used in this report were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December 31, 2015, which resulted in benchmark prices of $50.28 per barrel for crude oil and $2.587 per MMbtu for natural gas. Benchmark prices were further adjusted on a well by well basis for transportation, quality and basis differentials to arrive at the prices used for this report. The differential ranged by well from -$3.40/bbl to -$10.77/bbl for oil and for natural gas ranged from minus 81% to plus 59% of NYMEX.

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

	Standardized
	Measure	PV 10
Future cash inflows	$13,002,030	$6,604,328
Future production costs	(7,976,560)	(4,051,658)
Future development cos	-	-
Future income taxes	-	-

Future net cash flows	5,025,470	2,552,670
10% annual discount	(2,472,800)	-

Discounted future net cash flows	$2,552,670	$2,552,670

There was no difference between the standardized measure of $2,552,670 and PV10 of $2,552,670 because there are no income taxes included in the standardized measure at December 31, 2015.

Proved Undeveloped Reserves
At December 31, 2015, we had no estimated proved undeveloped (“PUD”) reserves.
Technology Used to Establish Reserves
Under SEC rules, proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
To establish reasonable certainty with respect to our estimated proved reserves, Pinnacle employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using both volumetric estimates and performance from analogous wells in the surrounding area. These wells were considered to be analogous based on production performance from the same formation and completion using similar techniques.
Independent Reserve Engineers
We engaged Pinnacle Energy Services, LLC (‘Pinnacle’) to prepare our annual reserve estimates and have relied on Pinnacle’s expertise to ensure that our reserve estimates are prepared in compliance with SEC guidelines. Pinnacle was founded in 1998 and performs consulting petroleum engineering services under Texas Firm License No. F6204. Within Pinnacle, the technical person primarily responsible for preparing the estimates set forth in the Pinnacle reserves report incorporated herein is Mr. Richard Morrow. Mr. Morrow has been practicing consulting petroleum engineering at Pinnacle since 2012. Mr. Morrow is a Registered Professional Engineer in the States of  Oklahoma (No. 13684) and Wyoming (No. 5932), and has over 39 years of practical experience in petroleum engineering, with over 25 years of experience in the estimation and evaluation of reserves. He graduated from the University of Kansas in 1976 with a Bachelor of Science degree in Petroleum Engineering.  He meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
We do not retain any employee or consultant primarily responsible for overseeing the preparation of our reserve estimates or for overseeing the independent petroleum engineering firm during the preparation of our reserve report.
Internal Control over Preparation of Reserve Estimates
We do not maintain adequate and effective internal controls over our reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are technical information, financial data, ownership interest, and production data. The relevant field and reservoir technical information, which is updated annually, is assessed for validity when our independent petroleum engineering firm has technical meetings with our officers. Current revenue and expense information is obtained from our accounting records, which are subject to external quarterly reviews and annual audits. All current financial data such as commodity prices, lease operating expenses, production taxes and field-level commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Our current ownership in mineral interests and well production data are also subject to our internal controls over financial reporting, and they are incorporated in our reserve database as well and may be verified internally by us to ensure their accuracy and completeness. Once the reserve database has been updated with current information, and the relevant technical support material has been assembled, our independent engineering firm meets with our management to review field performance and future development plans in order to further verify the validity of estimates. Following these reviews the reserve database is furnished to Pinnacle so that it can prepare its independent reserve estimates and final report. In the event that additional data supports a reserve estimation adjustment, Pinnacle will analyze the additional data, and may make changes it deems necessary. Additional data is usually comprised of updated production information on new wells. Once the review is completed and all material differences are reconciled, the reserve report is finalized and our reserve database is updated with the final estimates provided by Pinnacle. Access to our reserve database is restricted to our executive officers.

Production, Average Price and Average Production Cost
The net quantities of oil and natural gas produced and sold by us for each of the years ended December 31, 2015, 2014 and 2013, the average sales price per unit sold and the average production cost per unit are presented below.
	Years Ended December 31,
	2015	2014	2013
Oil sales	$777,123	$1,797,230	$1,791,451
Natural gas sales	143,907	361,053	434,230
Royalty revenues	4,871	3,369	533
Sale of oil and natural gas properties	27,120	391,585	347,888
Total revenue	953,021	2,553,237	2,574,102
Production taxes	(84,576)	(179,660)	(187,594)
Lease operating expense	(754,362)	(791,142)	(679,172)
Other operating expenses	(160,011)	(36,250)	-
Depreciation, depletion, amortization and accretion (“DD&A”)	(816,481)	(767,857)	(665,123)
Impariement expense	(3,231,000)	-	-
Net	$(4,093,409)	$778,328	$1,042,213
Net barrels of oil sold	18,956	22,825	21,304
Net Mcf of gas sold	62,630	70,195	82,207
Net Barrels of Oil Equivalent (“BOE”) sold	29,394	34,524	35,005
Average price per barrel of oil sold	$41.00	$78.74	$84.09
Average price for per Mcf of natural gas sold	$2.30	$5.14	$5.28
Lease operating expense per BOE	$25.66	$22.92	$19.40
DD&A per BOE	$27.78	$22.24	$19.01

 Gross and Net Developed and Undeveloped Acres

As of December 31, 2015, we had total gross and net developed and undeveloped leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated or permitted by state regulatory authorities. Gross acres are those acres in which a working interest is owned. The number of net acres represents the sum of fractional working interests we own in gross acres.

	Undeveloped		Developed
State	Gross	Net	Gross	Net
Wyoming	-	-	8,551	7,865
Kansas	-	-	1,510	743
Nebraska	4,400	1,528	160	120
Total	4,400	1,528	10,221	8,728

Exploratory Wells and Development Wells

Set forth below for the years ended December 31, 2015, 2014 and 2013 is information concerning our drilling activity during the years indicated.

	Net Exploratory Wells Drilled		Net Development Wells Drilled		Total Net Productive and Dry Wells
Year	Productive	Dry	Productive	Dry	Drilled
2015	0.00	0.00	0.00	0.00	0.00
2014	0.00	0.00	0.0169	0.00	0.0169
2013	0.00	0.00	0.0285	0.00	0.0285

Present Activities

At March 29, 2016, we had 0 gross (0 net) wells in the process of drilling or completing.

Supply Contracts or Agreements

Crude oil and condensate are sold through month-to-month evergreen contracts.  The price is tied to an index or a weighted monthly average of posted prices with certain adjustments for gravity, Basic Sediment and Water (“BS&W”) and transportation.

Competition

The oil and natural gas industry is highly competitive and we compete with a substantial number of other companies that have greater financial and other resources than us. Many of these companies explore for, produce and market oil and natural gas, as well as carry on refining operations and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage and locating and acquiring attractive producing oil and natural gas properties. There is also competition among oil and natural gas producers and other industries producing energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the U.S. government and the states in which our properties are located. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon our future operations.

Other Business Matters

Major Customers

The purchasers of our oil, natural gas and natural gas liquids production consist of oil and natural gas companies. Our major customers for 2015 and 2014 were as follows. All are unaffiliated with the Company.

Year	Name of Customer	Amount of Year’s Gross Revenues
2014	Plains Marketing	68%
2014	DCP Midstream	16%

2015	Plains Marketing	67%
2015	DCP Midstream	15%

We believe there are adequate alternate purchasers of our production such that the loss of one or more of the purchasers would not have a material adverse effect on our results of operations or cash flows.

Seasonality of Business

Weather conditions affect the demand for, and prices of, natural gas and can also delay drilling activities, disrupting our overall business plans. Demand for natural gas is typically higher during the winter, resulting in higher natural gas prices for our natural gas production during our first and fourth fiscal quarters. Due to these seasonal fluctuations, our results of operations for individual quarterly periods may not be indicative of the results that we may realize on an annual basis.

Operational Risks

Oil and natural gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that we will discover or acquire additional oil and natural gas in commercial quantities. Oil and natural gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other events may cause accidental leakage or spills of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause significant injury to persons or property. In such event, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in loss of oil and natural gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities.

As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a material effect on our operating results, financial position or cash flows. For further discussion of risks see Item 1A. “Risk Factors” of this report.

Title to Properties

We believe that the title to our oil and natural gas properties is good and defensible in accordance with standards generally accepted in the oil and natural gas industry, subject to such exceptions which, in our belief, are not so material as to detract substantially from the use or value of such properties. Our properties are typically subject, in one degree or another, to one or more of the following:

•	royalties and other burdens and obligations, express or implied, under oil and natural gas leases;

•	overriding royalties and other burdens created by us or our predecessors in title;

•	a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles;

•	back-ins and reversionary interests existing under purchase agreements and leasehold assignments;

•	liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; pooling, unitization and communitization agreements, declarations and orders; and

•	easements, restrictions, rights-of-way and other matters that commonly affect property.

             To the extent that such burdens and obligations affect our rights to production revenues, they have been taken into account in calculating our net revenue interests and in estimating the size and value of our reserves. We believe that the burdens and obligations affecting our properties are conventional in the industry for properties of the kind that we own.
Gas Gathering System
In September 2006, the Company acquired a gas gathering system (pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This pipeline has been shut-in since June 2011 and is not generating revenue. The system has been shut in due to the low price of natural gas and at December 31, 2015, we wrote off the remaining book value of this asset recording $56,648 of impairment expense..
This system has a current throughput capacity of approximately 4 million cubic feet (“MMcf”) of gas per day. Since July 2011, the Company has owned a 100% working interest in all of the coal-bed methane properties that are connected to the Company’s gathering system.

Office Facilities
We currently lease no office space.

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

	HIGH	LOW
Year Ended December 31, 2015:
First Quarter	$0.17	$0.08
Second Quarter	0.22	0.11
Third Quarter	0.16	0.11
Fourth Quarter	0.20	0.07
Year Ended December 31, 2014:
First Quarter	$0.89	$0.22
Second Quarter	0.45	0.26
Third Quarter	0.43	0.20
Fourth Quarter	0.27	0.08
On April 12, 2016, the last reported sales price of our common stock as reported on the OTCQB was approximately $.08 per share.
Holders
As of April 14, 2016, the number of holders of record of shares of our common stock, our only class of trading securities, was approximately 2,940. The number of record holders of our common stock was determined from the records of our transfer agent and does not include numerous beneficial owners of our common stock whose shares are held in street name by various security brokers, dealers, and registered clearing agencies. The number of beneficial shareholders is unknown to us.

Dividends
The Company has not paid any cash dividends with respect to its common stock and it is not anticipated that the Company will pay cash dividends in the foreseeable future. Under its line of credit agreement with its bank, the Company must obtain permission from the bank to pay a cash dividend.
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
As a smaller reporting issuer, the Company is not required to report selected financial data specified in Item 301 of Regulation S-K.

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

As of December 31, 2015, the Company had a working capital deficit of $1,384,443 and a balance of cash and equivalents of $521,666. For the past few years we have obtained loans, primarily from related parties, and incurred significant operating payables.
In the third quarter of 2011, we completed an acquisition of oil and natural gas properties in Montana, Wyoming, Colorado and Kansas. These properties include proved undeveloped and probable drilling opportunities. However, due to our working capital deficit discussed above, our primary challenge is to obtain additional financing to primarily address the significant working capital deficit and secondarily to seek to exploit existing drilling opportunities and possibly to acquire additional properties. We have sold some of these properties while retaining overriding royalty interests for future upside upon further development of the properties. In addition, from time to time we review opportunities for the purchase of production and underdeveloped oil and gas leases for future development. In order to purchase properties or begin substantive drilling activities we must obtain additional financing, which cannot be assured. We rely heavily on the skills of our board members in the areas of business development, capital acquisition, corporate visibility, oil and gas development, geology and operations.
There are no assurances that we can resolve our pressing capital needs, and although we have revenue from operations, our ability to execute our plans will still be dependent on our ability to raise additional capital. Our operating cash flow is dependent on the prices for crude oil. We also have a line of credit for $1,500,000 of which we have drawn $616,105.
While we seek to reduce the amount of our variable costs on an ongoing basis, it is difficult to reduce or offset our fixed expenses related to being a public company, such as legal, accounting, transfer agent fees, reporting, corporate governance, and shareholder communications. We also incur cash costs for the due diligence, reserve studies, audits, and legal cost for any proposed acquisitions of oil and gas properties.
Our future expectation is that monthly operating expenses will remain as low as possible until we can raise additional capital to address our working capital deficit.
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
Revenue Recognition
We record revenue from the sale of natural gas, NGL’s and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we record revenue for our share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at December 31, 2014 and 2015 were not material.
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
Our oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized.
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
Unevaluated oil and gas property costs are transferred to proved oil and gas properties if the properties are subsequently determined to be productive. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered. Unevaluated oil and gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks and future plans to develop acreage.
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
Asset Retirement Obligations
The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the Consolidated Statements of Operations.
Stock-based Compensation
We did not grant any stock options or warrants during 2015 and 2014 and no options or warrants were outstanding at any time during these years. We have issued shares of common stock for services performed by officers, directors and unrelated parties during 2015 and 2014. We have recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.
Results of Operations for the Years Ended December 31, 2015 and 2014
Presented below is a discussion of our results of operations for the years ended December 31, 2015 and 2014.
Oil and Gas Producing Activities
In 2011, we entered into a purchase and sale agreement which resulted in our acquisition of producing oil and gas properties in Wyoming, Colorado, Kansas and Montana. Presented below is a summary of our oil and gas operations for the years ended December 31, 2015 and 2014:

	2015	2014
Oil sales	$777,123	$1,797,230
Natural gas sales	143,907	361,053
Royalty revenue	4,871	3,369
Sale of oil and natural gas properties	27,120	391,585

Total revenue	953,021	2,553,237
Production taxes	(84,576)	(179,660)
Lease operating expense	(754,362)	(791,142)
Other operating expenses	(160,011)	(36,250)
Depreciation, depletion, amortization and accretion (“DD&A”)	(816,481)	(767,857)
Impairment expense	(3,231,000)	-

Net	$(4,093,409)	$778,328

Net barrels of oil sold	18,956	22,825
Net Mcf of gas sold	62,630	70,195
Net Barrels of Oil Equivalent (“BOE”) sold	29,394	34,524
Average price per barrel of oil sold	$41.00	$78.74

Average price for per Mcf of natural gas sold	$2.30	$5.14

Lease operating expense per BOE	$25.66	$22.92

DD&A per BOE	$27.78	$22.24

Our oil sales are primarily attributable to our properties in Kansas and Wyoming. The average realized oil price for 2015 and 2014 were $41.00 and $78.74 per barrel, respectively, a decrease of 47.9% or $37.74 per barrel and our oil sales volumes decreased 3,869 barrels or 17.0%, resulting in barrels sold of 18,956 compared to 22,825 in the prior year. These decreases in oil price and volumes negatively impacted our oil sales revenues by $1,020,107 compared to the prior year. The impact of the lower prices reduced our revenue by $861,476 and the lower volumes impacted revenue by $158,631. This decrease in our oil sales volumes is attributed to the natural decline of production in our wells and to the inclement weather in March, April and May of 2015, which made it difficult to get back to the tank batteries and pick up the oil to transport it to the market. The wells automatically shut-in once the tank batteries become full.

The average realized natural gas prices, including proceeds from sales of natural gas liquids, was $2.30 and $5.14 per Mcf for the years ended December 31, 2015 and 2014, respectively, and our natural gas sales volumes decreased from 70,195 mcf in 2014 to 62,630 mcf in 2015, resulting in a decrease of 7,565 mcf or 10.8%. The impact due to lower prices resulted in a decrease of natural gas revenues of $199,764, while the impact of lower sales volumes decreased revenue by $17,382.

Production taxes on a per BOE basis for the years ended December 31, 2015 and 2014, decreased 52.9% compared to the prior year. We generally expect production tax expense to trend with oil, gas, and NGL production revenue. Product mix, the location of production, and incentives to encourage oil and gas development can all impact or change the amount of production tax we recognize. Production taxes as a percentage of revenue was 8.3% and 9.1% during 2015 and 2014, respectively.

Gas Gathering

We have owned and operated a natural gas gathering system (pipeline and compressor station) for coal bed methane properties in the Powder River Basin of Wyoming since 2006. We have had no revenues relating to this system since June 2011 due to low natural gas prices which resulted in all wells in the field being shut-in. While this field is shut-in we do continue to perform routine maintenance to ensure it is in a safe condition. Operating expenses for 2015 and 2014 were $1,406 and $8,926, respectively. At December 31, 2015, we wrote off the remaining book value of this asset by recording $56,648 of impairment expense.

General and Administrative

Presented below is a summary of general and administrative expenses for the years ended December 31, 2015 and 2014:

	2015	2014	Change
Director fees	$47,833	$20,450	$27,383
Investor relations	28,128	65,833	(37,705)
Legal, auditing and professional services	116,078	146,581	(30,503)
Consulting and executive services:
Related parties	172,217	220,800	(48,583)
Unrelated parties	—	—	—
Other administrative expenses	74,634	72,807	1,827
Depreciation	428	570	(142)

Total general and administrative expenses	$439,318	$527,041	$(87,723)

General and administrative expenses decreased by $87,723 for 2015 compared to 2014, primarily due to decreases in investor relations, legal, auditing and professional fees and related party consulting services. Director fees increased by $27,383 and other administrative expenses increased slightly by 1,827. The increase in directors fees is related to shares issued to two board members for five years of service on the board and the addition of a new board member increasing the board from 5 seats to 6 seats.
We have an operating agreement with DNR, whereby executive level expertise for our existing and prospective oil and gas properties is provided for a monthly fee of $18,000. This monthly charge is allocated $10,000 to consulting and executive services and $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company.
We had a net loss for 2015 of $4,747,053 compared to net income of $62,369 for 2014. This decrease was primarily due to decreased revenues from lower oil and natural gas prices and volumes and a one-time non-cash charge of approximately $3.3 million recorded as impairment expense related to our oil and gas properties and gas gathering system. Depreciation, depletion & amortization increased approximately $48,000 due to a lower reserve base. These costs were offset slightly by lower lease operating costs, which decreased approximately $37,000 and lower production taxes, which are directly related to revenue, which decreased approximately $95,000.
Interest expense decreased from $135,773 for 2014 to $111,910 for 2015. The decrease of $23,863 was due primarily to the pay down of principal on certain notes payable.
Liquidity and Capital Resources
In order to execute our drilling plans and to be in a position to seek to acquire additional interests in oil and gas properties that meet our objectives, we need to obtain significant additional financing. Historically, we have used a line of credit, preferred stock offerings and sales of oil and gas properties in order to fund our operations. In late 2015, we raised approximately $1.7 million through a private placement of our Series A2 Preferred Stock to accredited investors only. Also, since 2011, we have sold various interests in some of our oil and gas properties, which have resulted in aggregate net proceeds from three sales of $6,377,000. We intend to continue to sell properties, but only those properties that can be liquidated at attractive prices. There can be no assurance that we will continue to generate any proceeds from the sale of our properties or that we will successfully raise additional capital from sales of our equity.

We had a working capital deficit as of December 31, 2015 of approximately $1.4 million, compared to a working capital deficit of approximately $1.3 million at December 31, 2014. The increase in our deficit was primarily due to the payable due to DNR related to a settlement agreement of approximately $300,000 that was accrued as part of operator fees and other in current liabilities, an increase in our current obligation for our asset retirement obligations and certain notes payable that are due within 12 months. This was offset with higher current assets, primarily due to sales of preferred stock.

We used $96,890 in operating cash flow during the year ended 2015 compared to $658,919 generated through operating cash flow during the year ended 2014. This is primarily related to lower oil and natural gas prices and lower sales volumes, which resulted in lower revenues of approximately $1.6 million.

During 2015 investing activities used net cash of approximately $1.1 million, which was attributed to an acquisition of oil and gas properties that we closed on December 30, 2015. We also had capital additions of $68,631, which was offset with proceeds received of $50,000 for the sale of one of our wells. During 2014, we generated net proceeds of approximately $313,000 from a participation agreement in an oil and gas property, which was offset with capital additions of $640,000, resulting in net cash used in investing activities of $326,470.

We had approximately $1.7 million of net cash provided by financing activities in 2015, compared to net cash used in financing activities of $778,000 in 2014. We borrowed $67,000 against our line of credit during the year, we made principal payments to certain notes payables of $25,568 and we raised $1,665,000 through our Series A2 Preferred Stock private placement. The 2014 financing activities included borrowings of approximately $623,000. These funds were needed to fund our operations, a redemption of Series A1 Preferred Stock of $15,500, repurchase of 1,200,000 shares of common stock for $228,000, and repayment of notes payable of $1,157,000.

Contractual Obligations and Commercial Commitments

As of December 31, 2015, we had no operating leases in place.
Off-Balance Sheet Arrangements
In connection with the related party acquisition of oil and gas properties in the third quarter of 2011, we acquired interests in certain geologic zones of the properties. This agreement contained several arrangements that would require us to pay certain amounts depending on certain thresholds met. However, on January 19, 2016, but effective December 31, 2015, we entered into a settlement agreement with the Sellers of these properties, whereby in consideration of the amounts indicated below, the parties (i) terminated Exhibits C and C-2 to the DNR and Tindall PSA for all purposes; (ii) extinguished all liabilities of the Company under Exhibit C of the DNR and Tindall PSA including $250,000, related to the increase in oil prices after the acquisition; (iii) agreed that the promissory note owed by us to DNR in the amount of $792,151 and accrued interest thereon was paid in full; and (iv) released each other against any and all claims which have been raised or could have been raised among them. Specifically, Exhibits C and C-2 to the DNR and Tindall PSA related to potential payments that would have been needed to be made by us in the event oil prices increased to certain levels and related to certain payments that would have been needed to be made by us in the event we sold certain properties purchased under the Purchase and Sale Agreement. Exhibits C and C-2 were terminated and extinguished (including any amounts owed thereunder including $250,000 under Exhibit C to the Purchase and Sale Agreement) in exchange for 25 fully paid, nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock. Consideration to pay the above promissory note in full consisted of us issuing to DNR 65 fully paid, nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock, and paying DNR $303,329 in cash.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material effect on the Company’s consolidated financial statements or disclosures.
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative accounting guidance requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the related debt liability. This guidance is to be applied using a retrospective method and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.
In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect this to impact its operating results or cash flows.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (ASU 2015-16): Business Combinations (Topic 805), effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, to simplify the accounting for measurement-period adjustments for an acquirer in a business combination. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to adjust its financial statements for the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. We are currently evaluating the provisions of ASU 2015-16 and assessing the impact, if any, it may have on our financial position and results of operations.
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
We have audited the accompanying balance sheet of Arête Industries, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arête Industries, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado May 6, 2016	/s/ CAUSEY DEMGEN & MOORE P.C.

ARÊTE INDUSTRIES, INC.
BALANCE SHEETS
December 31,

ASSETS	2015	2014

Current Assets:
Cash and equivalents	$521,666	$30,755
Receivable from DNR Oil & Gas, Inc.:
Oil and gas sales, net of production costs	-	103,668
Other	-	78,273
Accounts receivable - oil and gas sales	2,539	-
Subscription receivable	105,000	-
Prepaid expenses and other	32,554	34,222

Total Current Assets	661,759	246,918

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	8,683,273	10,222,668
Unevaluated properties	154,836	348,836
Natural gas gathering system	-	442,195
Furniture and equipment	22,522	22,522
Total property and equipment	8,860,631	11,036,221
Less accumulated depreciation, depletion and amortization	(3,245,522)	(2,840,173)

Net Property and Equipment	5,615,109	8,196,048

TOTAL ASSETS	$6,276,868	$8,442,966

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable:
Payable to DNR Oil & Gas, Inc.:
Operator fees and other	501,281	36,000
Unrelated parties	64,896	43,365
Notes and advances payable - current portion:
Directors and affiliates	18,900	288,258
Unrelated parties	970,953	872,239
Accrued interest expense	11,974	3,279
Accrued consulting - related party	-	21,800
Director fees payable in common stock	-	20,900
Current portion of asset retirement obligations	409,621	191,843
Other accrued costs and expenses	68,577	63,642
Total Current Liabilities	2,046,202	1,541,326
Long-Term Liabilities:
Contingent acquisition costs payable to DNR Oil & Gas, Inc.	-	250,000
Notes and advances payable, net of current portion:
DNR Oil & Gas, Inc.	-	792,151
Directors and affiliates	315,292	62,440
Unrelated parties	22,758	63,534
Asset retirement obligations, net of current portion	585,576	557,170
Total Long-Term Liabilities	923,626	1,725,295
Total Liabilities	2,969,828	3,266,621
Commitments and Contingencies
Stockholders' Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; authorized 30,000 shares, issued and outstanding no shares in 2014 and no shares in 2015, liquidation preference of $0 in 2014 and 2015	-	-
Series 2; authorized 2,500 shares, 267 shares issued and outstanding in 2015, liquidation preference of $2,670,000 at December 31, 2015	2,670,000	-
Common stock, no par value; authorized 499,000,000 shares, 14,295,413 and 12,558,459 issued and outstanding in 2015 and 2014, respectively	21,502,635	21,294,887
Accumulated deficit	(20,865,595)	(16,118,542)
Total Stockholders' Equity	3,307,040	5,176,345
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,276,868	$8,442,966

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31,

	2015	2014
Revenues:
Oil and natural gas sales	$921,030	$2,158,283
Sale of oil and natural gas properties	27,120	391,585
Royalty revenues	4,871	3,369
Total revenues	953,021	2,553,237
Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	754,362	791,142
Production taxes	84,576	179,660
Other operating expense	160,011	36,250
Depreciation, depletion, amortization and accretion	816,481	767,857
Impairment	3,231,000	-
Gas gathering:
Operating expenses	1,406	8,926
Depreciation	44,362	44,219
Impairment	56,648	-
General and administrative expenses:
Director fees	47,833	20,450
Investor relations	28,128	65,833
Legal, auditing and professional fees	116,078	146,581
Consulting fees executive services-related parties	172,217	220,800
Other adminstrative expenses	74,634	72,807
Depreciation	428	570
Total operating expenses	5,588,164	2,355,095
Operating income (loss)	(4,635,143)	198,142

Other income (expense)
Interest income (expense), net	(111,910)	(135,773)
Total other expense	(111,910)	(135,773)
Income (loss) before income taxes	(4,747,053)	62,369
Income tax benefit (expense)	-	-
Net income (loss) attributable to Arete Industries, Inc.	$(4,747,053)	$62,369
Net Income (Loss) Applicable to Common Stockholders:
Net income (loss)	$(4,747,053)	$62,369
Redemption of preferred stock	-	17,951
Accrued preferred stock dividends	-	(9,375)
Net income (loss) applicable to common stockholders	$(4,747,053)	$70,945
Earnings (Loss) Per Share Applicable to Common Stockholders:
Basic	$(0.37)	$0.01

Diluted	$(0.37)	$0.01
Weighted Average Number of Common Shares Outstanding:
Basic	12,882,000	12,450,000

Diluted	12,882,000	12,450,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014 and 2015

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, December 31, 2013	10	$95,451	13,608,459	$21,488,387	$(16,198,862)	$5,384,976
Issuance of common stock for oil and gas acquisition from related parties, shares valued at $0.23 per share	-	-	150,000	34,500	-	34,500
Redemption of common stock	-	-	(1,200,000)	(228,000)	-	(228,000)
Redemption of preferred stock	(10)	(95,451)	-	-	17,951	(77,500)
Net income	-	-			62,369	62,369
Balances, December 31, 2014	-	-	12,558,459	21,294,887	(16,118,542)	5,176,345

Common Stock Issued for Services - Related Parties	-	-	206,666	32,516	-	32,516
Common Stock Issued for Directors Fees	-	-	530,288	75,232	-	75,232
Issuance of common stock for oil and gas acquisition	-	-	1,000,000	100,000	-	100,000
Issuance of series A2 preferred stock	177	1,770,000	-	-	-	1,770,000
Preferred stock issued for settlement with a related party	90	900,000	-	-	-	900,000
Net income	-	-	-	-	(4,747,053)	(4,747,053)
Balances, December 31, 2015	267	$2,670,000	14,295,413	$21,502,635	$(20,865,595)	$3,307,040

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(4,747,053)	$62,369
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	790,896	745,836
Accretion of discount on asset retirement obligations	70,375	66,810
Gain on sale of oil and gas properties	(27,120)	(391,585)
Additional cost for settlement of asset retirement obligations	(28,684)	-
Impairment expense	3,287,648	-
Additional acquisition expense realized on settlement with a related party	141,099	-
Common stock issued in exchange for services	85,048	-
Changes in operating assets and liabilities:
Accounts receivable	132,041	101,740
Prepaid expenses and other	1,668	3,955
Accounts payable	21,531	25,559
Directors and officers services payable	141,952	-
Accrued costs and expenses	33,709	44,235
Net cash provided by (used in) operating activities	(96,890)	658,919
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(68,631)	(639,259)
Capital expenditures for acquisition of oil & gas properties	(1,100,000)	-
Proceeds from sale of oil and gas properties	50,000	312,789
Net cash provided by (used in) investing activities	(1,118,631)	(326,470)
Cash Flows from Financing Activities:
Proceeds from notes and advance payable	67,000	622,638
Principal payments on notes payable	(25,568)	(1,157,155)
Net proceeds received from issuance of Series A2 Preferred Stock	1,665,000	-
Redemption of preferred stock	-	(15,500)
Redemption of common stock	-	(228,000)
Net cash provided by (used in) financing activities	1,706,432	(778,017)
Net increase (decrease) in cash and equivalents	490,911	(445,568)
Cash and equivalents, beginning of period	30,755	476,323

Cash and equivalents, end of period	$521,666	$30,755

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$83,136	$123,669
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of common stock for asset purchase	$100,000	$34,500
Conversion of series A1 preferred stock to note payable	$-	$62,000
Series A2 preferred stock issued for debt settlement - related party	$900,000	$-
Common Stock Issued for services	$3,950	$-
Common Stock issued for directors fees payable	$20,900	$-

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

1.	Organization and Nature of Operations
Arête Industries, Inc. (“Arête” or the “Company”), is a Colorado corporation that was incorporated on July 21, 1987. The Company is in the business of exploration for and production of oil and natural gas. The Company’s primary area of oil exploration and production is in Colorado, Montana, Kansas, and Wyoming.
The Company seeks to focus on acquiring interests in traditional exploratory and development oil and gas ventures, and seek properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, enhanced recovery, re-completion and re-working projects. In addition, the Company’s strategy includes the purchase and sale of acreage prospective for oil and natural gas and seeking to obtain cash flow from the sale and farm out of such prospects.

2.	Summary of Significant Accounting Policies
Use of Estimates
Preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make various assumptions, judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.
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
Accounts Receivable
The Company’s receivables consist mainly of trade account receivables from working interests in oil and gas production from partners with interests in common properties. Collectability is dependent upon the financial wherewithal of each entity and is influenced by the general economic conditions of the oil and gas industry. The Company records an allowance for doubtful accounts on a case by case basis once there is evidence that collection is not probable.
Gas Gathering System, Furniture and Equipment
The Company’s gas gathering system and its furniture and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the asset and the related accumulated depreciation are removed from the accounts, and any gains or losses will be reflected in current operations. For the gas gathering system, depreciation is computed using the straight line method over an estimated useful life of ten years. Depreciation of furniture and equipment is computed using the straight-line method over an estimated useful life of five years. At December 31, 2015, the Company wrote this asset off by recording an impairment charge against the gas gathering system of $56,648. Furniture and equipment was fully depreciated at December 31, 2015.

Oil and Gas Producing Activities
The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has proved reserves. If an exploratory well does not result in proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized.
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
The Company reviews its proved oil and gas properties for impairment annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Once incurred, a write-down may not be reversed in a later period. At December 31, 2015, the Company recorded impairment against its oil and gas properties in the amount of $3,231,000 due to the sustained decline in oil prices in 2015 and forecasts for future prices. There was no impairment at December 31, 2014.
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
Asset Retirement Obligations
The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the Consolidated Statements of Operations. See Note 8 – Asset Retirement Obligation.
Revenue Recognition
The Company records revenues from the sale of crude oil, natural gas and natural gas liquids (“NGL”) when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over and under produced gas balancing positions are considered in the Company’s proved oil and gas reserves. Gas imbalances at December 31, 2015 and 2014 were not material.

Environmental Liabilities
Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2015 and 2014, the Company had not accrued for nor been fined or cited for any environmental violations that would have a material adverse effect upon capital expenditures, operating results or the competitive position of the Company.
Industry Segment and Geographic Information
The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.
Stock-Based Compensation
The Company did not grant any stock options or warrants during the years ended December 31, 2015 and 2014 and no options or warrants were outstanding at any time during these years. The Company has issued shares of common stock for services performed by officers, directors and unrelated parties during 2015 and 2014. The Company has recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.
Income Taxes
Income taxes are reported in accordance with GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates. In addition, deferred tax accounts must be adjusted to reflect new rates if enacted.
Realization of deferred tax assets is contingent on the generation of future taxable income. As a result, management considers whether it is more likely than not that all or a portion of such assets will be realized during periods when they are available, and if not, management provides a valuation allowance for amounts not likely to be recognized.
Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency. A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated.
Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable are carried in the Consolidated Financial Statements in amounts which approximate fair value because of the short-term maturity of these instruments.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and revenue receivables. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At December 31, 2015, the Company’s uninsured cash balance was $271,666.  The Company received 82% and 84% of its oil and gas production revenue from two purchasers during fiscal years ended December 31, 2015 and 2014, respectively.
The concentration of credit risk in the oil and gas industry affects the overall exposure to credit risk because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of customers and other counterparties is subject to continuing review.
Earnings Per Share
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series A2 preferred stock that is convertible into common stock at an exchange price of $2.00 per common share. As of December 31, 2015, the convertible preferred stock had an aggregate liquidation preference of $2,670,000 and was convertible to 1,335,000 shares of common stock. These shares were excluded from the earnings per share calculation because they would be anti-dilutive. All of the Series A1 preferred stock was redeemed during the year ended December 31, 2014, therefore, there was no outstanding preferred stock at December 31, 2014.

The following table sets forth the calculation of basic and diluted earnings per share:
	Year ended December 31,
	2015	2014
Net income (loss) available to common shareholder’s – Basic	$(4,747,053)	$70,945
Plus: Preferred stock dividends	-	-
Net income (loss) available to common shareholder’s – Diluted	$(4,747,053)	$70,945
Weighted average common shares outstanding – Basic	12,882,000	12,450,000
Add: Dilutive effect of stock options	-	-
Add: Dilutive effect of preferred stock	-	-
Weighted average common shares outstanding – Diluted	12,882,000	12,450,000

Net income (loss) per common share:
Basic	$(0.37)	$0.01
Diluted	$(0.37)	$0.01

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material effect on the Company’s consolidated financial statements or disclosures.
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative accounting guidance requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the related debt liability. This guidance is to be applied using a retrospective method and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.
In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect this to impact its operating results or cash flows.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (ASU 2015-16): Business Combinations (Topic 805), effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, to simplify the accounting for measurement-period adjustments for an acquirer in a business combination. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to adjust its financial statements for the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. We are currently evaluating the provisions of ASU 2015-16 and assessing the impact, if any, it may have on our financial position and results of operations.

3.	Acquisitions and Dispositions of Oil and Gas Properties
Acquisitions

In 2011, the Company entered into a purchase and sale agreement (“DNR and Tindall PSA”) and other related agreements and documents with Tucker Family Investments, LLLP, which we refer to as “Tucker”; DNR Oil & Gas, Inc. which we refer to as “DNR”; and Tindall Operating Company, which we refer to as “Tindall”, and collectively we refer to these parties as the “Sellers”, for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana. DNR is owned primarily by an officer and director of the Company, Charles B. Davis, and he is an affiliate of Tucker and Tindall. The consideration for the purchase was determined by bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price was paid in full on September 29, 2011.

On January 19, 2016, but effective December 31, 2015, (the "Effective Date") we entered into a Settlement Agreement with Tucker, DNR and Tindall regarding the DNR and Tindall PSA and other related matters. In consideration of the amounts indicated below, the parties (i) terminated Exhibits C and C-2 to the DNR and Tindall PSA for all purposes; (ii) extinguished all liabilities of the Company under Exhibit C of the DNR and Tindall PSA including $250,000 related to the increase in oil prices after the acquisition; (iii) agreed that the promissory note of $792,151 due to DNR (See Note 5 – Notes and Advances Payable) and accrued interest thereon was paid in full; and (iv) released each other against any and all claims which have been raised or could have been raised among them. Specifically, Exhibits C and C-2 to the DNR and Tindall PSA related to potential payments that would have needed to have been made by the us in the event oil prices increased to certain levels and related to certain payments to have been made by us in the event we sold certain properties purchased under the DNR and Tindall PSA. Exhibits C and C-2 were terminated and extinguished (including any amounts owed thereunder including $250,000 under Exhibit C to the DNR and Tindall PSA) in exchange for 25 fully paid nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock. Consideration to pay the above promissory note in full consisted of the issuance to DNR of 65 fully paid, nonassessable restricted shares of its 7% Series A2 Convertible Preferred Stock, and paying DNR $303,329 in cash. A description of the terms of the 7% Series A2 Convertible Preferred Stock, including its terms of conversion into shares of the Company's common stock is set forth in Note 4 below.  The Company recorded an expense of $141,099 included in other operating expense in the statement of operations as a result of this transaction.

On December 30, 2015, the Company completed an asset acquisition pursuant to a purchase and sale agreement executed on November 25, 2015, but effective December 1, 2015 (the "Wellstar Purchase and Sale Agreement ") with Wellstar Corporation (the "Seller"), an unaffiliated corporation. The assets acquired were producing oil and gas leases in Sumner County, Kansas and Kimball County, Nebraska (collectively, the "Properties" and individually, the "Padgett Properties" and the "Nebraska Properties"). The Company acquired 51% of Seller's interest (ranging from 47% to 100% of the working interests) in the Padgett Properties and acquired 100% of the Seller's interest (100% of the working interests) in the Nebraska Properties for aggregate consideration of $1,100,000 and the issuance of 1,000,000 shares of the Company's restricted common stock valued at $0.10 per share at the date of closing, or $100,000.

The table below presents the purchase price allocation for the Wellstar Purchase and Sale Agreement:

Purchase Price allocation:	Amount

Cash	$1,100,000
Common Stock	100,000
Total Consideration	$1,200,000

Oil and gas properties	$1,404,493
Asset retirement obligation assumed	(204,493)
Total Purchase price allocation	$1,200,000

Pro-Forma information acquisition (unaudited)
The table below reflects unaudited pro forma results as if the acquisition of oil and gas properties had taken place as of January 1, 2014:
	December31,
	2015	2014
Total revenue	$1,294,069	$3,384,674
Net income (loss)	(4,773,679)	455,736
Net income (loss) applicable to common shareholders	(4,773,679)	464,312

Earnings per share	$(0.34)	$0.03
Basic
Diluted	$(0.34)	$0.03
The unaudited pro forma data gives effect to the actual operating results of the acquired properties prior to the acquisition, adjusted to include the pro forma effect of depreciation, depletion, amortization and accretion based on the purchase price of the properties.
4.	Oil and Gas Properties
The following table sets forth information concerning the Company’s oil and gas properties:
	December31,
	2015	2014
Proved oil and gas properties at cost, net of impairment	$8,683,273	$10,222,668
Unevaluated oil and gas properties at cost, net of impairment	154,836	348,836
Accumulated depreciation, depletion and amortization	(3,223,000)	(2,476,898)
Oil and gas properties, net	$5,615,109	$8,094,606
During the years ended December 31, 2015 and 2014, the Company recorded depletion expense of $746,104 and $701,042, respectively. The Company recorded impairment expense of $3,037,000 and $194,000 against proved and unevaluated oil and gas properties, respectively at December 31, 2015. There was no impairment expense during fiscal year ended December 31, 2014.

5.	Fair Value Measurements
FASB ASC 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:
-	Level 1 – Observable inputs, such as unadjusted quoted prices in active markets, for substantially identical assets and liabilities.
-	Level 2 – Observable inputs other than quoted prices within Level 1 for similar assets and liabilities. These include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. If the asset or liability has a specified or contractual term, the input must be observable for substantially the full term of the asset or liability.
-	Level 3 – Unobservable inputs that are supported by little or no market activity, generally requiring a significant amount of judgment by management. The assets or liabilities fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Further, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
Upon completion of wells, the Company records an asset retirement obligation at fair value using Level 3 assumptions.
Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment.  The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value on a recurring basis as of December 31, 2015:
	Level 1	Level 2	Level 3	Net Book Value	Total Pre-tax (Non-cash) Impairment Loss
Proved oil and gas properties at cost, net of impairment	-	-	$315,138	$3,386,585	$3,071,447
Unevaluated oil and gas properties at cost, net of impairment	-	-	$154,783	$314,336	$159,553
Gas gathering system (1)	-	-	-	56,648	$56,648

(1) The gas  gathering system was written off entirely at December 31, 2015.

The fair values of the properties were determined using discounted cash flow models.  The discounted cash flows were based on management’s expectations for the future.  The inputs included estimates of future crude oil and natural gas production, commodity prices based on sales contracted terms or commodity price curves as of the date of the estimate, estimated operating and development costs, as a risk-adjusted discount rate of 10%.

                     The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of December 31, 2015 and December 31, 2014.

Stockholders’ Equity
Common Stock
During the year ended December 31, 2014, the Company purchased an option to acquire rights in minerals owned by William W. Stewart (related party) for 150,000 shares of common stock valued at $34,500.
On January 30, 2014, the Company entered into a Direct Stock Purchase Agreement with Burlingame Equity Investors II L.P. and Burlingame Equity Investors Master Fund, L.P., whereby the Company purchased an aggregate 1,200,000 shares of its common stock from these entities at a price of $0.19 per share for total consideration of $228,000.
During the year ended December 31, 2015, the Company issued 736,954 shares of common stock as compensation for services; 480,288 shares of common stock were issued for board services ranging in value from $0.10 to $0.20 per share and 256,666 shares of common stock were issued for consulting services provided by three related parties ranging in value from $0.10 to $0.16 per share.
The Company issued 1,000,000 shares of common stock valued at $0.10 per share or $100,000 related to the Wellstar Purchase and Sale Agreement that was executed on December 30, 2015. See Note 3 – Acquisitions, for additional information regarding this transaction.

Preferred Stock

On September 29, 2011, the Company completed a private placement of its Series A1 Preferred Stock which resulted in the issuance of 522.5 shares for gross proceeds of $5,225,000.

Effective June 28, 2013, several holders of the Company’s Series A1 Convertible Preferred Stock elected to convert shares of such stock into the Company’s common stock at a redemption price of $0.75 per common share. In connection with those redemptions all such holders agreed to waive all dividend rights on their shares of Series A1 Preferred Stock subsequent to March 30, 2013. Information regarding the conversions is set forth below.

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

In connection with the conversions of Series A1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company entered into transactions with these entities in exchange for cash consideration, promissory notes and cancellation of certain Series A1 Preferred Shares.

Name of Holder	Cash Consideration	Promissory Note–Principal	Series A1 Preferred Shares Cancelled
Burlingame Equity Investors II, LP	$4,000	$48,000	16
Burlingame Equity Investors Master Fund, LP	$46,000	$552,000	184
On August 15, 2014, the Company redeemed the remaining 10 shares of Series A-1 Convertible Preferred Stock for consideration of $77,500, of which $15,500 was paid in cash and the remaining amount as a promissory note for $62,000. See additional discussion of the note below in Note 5 – Notes and Advances Payable.
On December 11, 2015, the Company began a private placement of its Series A2 7% Preferred Convertible Stock with a maximum amount of 600 shares at $10,000 per share or $6,000,000. At December 31, 2015, the Company had sold subscriptions equal to $1,750,000 (175 shares) and issued to DNR 90 shares fully paid ($900,000), nonassessable restricted shares of its 7% Series A2 Convertible Preferred Stock as part of the consideration for a settlement agreement entered into with DNR (See Note 5 – Advances and Notes Payable for details of the settlement).
The following are the terms of the Preferred Stock Series A2:
Authorized Shares, Stated Value and Liquidation Preference. Six hundred shares are designated as the Series A2 7% Convertible Preferred Stock, which has a stated value and liquidation preference of $10,000 per share plus accrued and unpaid dividends.

Ranking.  The Series A2 Preferred Stock will rank senior to future classes or series of preferred stock established after the issue date of the Series A2 Preferred Stock, unless the Company’s Board of Directors expressly provides otherwise when establishing a future class or series. The Series A2 Preferred Stock ranks senior to the Company’s common stock but it is junior to the Company’s outstanding debt and accounts payable.
Dividends. Holders of Series A2 Preferred Stock are entitled to receive dividends at an annual rate of 7.0% of the $10,000 per share liquidation preference, payable quarterly on each of March 31, June 30, September 30 and December 31. Dividends are payable in cash or in shares of common stock (at its then fair market value), at the Company’s election.
Voting Rights. Holders of the Series A2 Preferred Stock will vote together with the holders of the Company’s common stock as a single class on all matters upon which the holders of common stock are entitled to vote. Each share of Series A Preferred Stock will be entitled to such number of votes as the number of shares of common stock into which such share of Preferred Stock is convertible; however, solely for the purpose of determining such number of votes, the conversion price per share will be deemed to be $2.00, subject to customary anti-dilution adjustment. In addition, the holders of the Series A2 Preferred Stock will vote as a separate class with respect to certain matters, including amendments to the Company’s Articles of Incorporation that alter the voting powers, preferences and special rights of the Series A2 Preferred Stock.
Liquidation. In the event we voluntarily or involuntarily liquidate, dissolve or wind up, the holders of the Series A2 Preferred Stock will be entitled, before any distribution or payment out of the Company’s assets may be made to or set aside for the holders of any of the Company’s junior capital stock and subject to the rights of the Company’s creditors, to receive a liquidation distribution in an amount equal to $10,000 per share, plus any unpaid dividends. A merger, consolidation or sale of all or substantially all of the Company’s property or business is not deemed to be a liquidation for purposes of the preceding sentence.
Redemption by the Company. The Series A2 Preferred Stock is redeemable in whole or in part at the Company’s option at any time for cash.  The redemption price is equal to $10,000 per share, plus any unpaid dividends.
Optional Redemption by Holder. Unless prohibited by Colorado law governing distributions to shareholders, the Company, upon 90 days' prior written request from any holders of outstanding shares of Series A2 Preferred Stock, in its sole discretion, may redeem at a redemption price equal to the sum of (i) $10,000 per share and (ii) the accrued and unpaid dividends thereon, to the redemption date, up to one-third of each holder's outstanding shares of Series A2 Preferred Stock on: (i) the first anniversary of the Original Issue Date (the "First Redemption Date"), (ii) the second anniversary of the Original Issue Date (the "Second Redemption Date") and (iii) the third anniversary of the Original Issue Date (the "Third Redemption Date", along with the First Redemption Date and the Second Redemption Date, collectively, each a "Redemption Date"). If on any Redemption Date, Colorado law governing distributions to shareholders prevents the Company from redeeming all shares of Series A2 Preferred Stock to be redeemed, the Company may ratably redeem the maximum number of shares that it may redeem consistent with such law, and may also redeem the remaining shares as soon as it may lawfully do so under such law.
Preemptive Rights.  Holders of the Series A2 Preferred Stock do not have preemptive rights.
Mandatory Conversion. Each share of Series A2 Preferred Stock remaining outstanding will automatically be converted into shares of the Company’s common stock upon the earlier of (i) any closing of underwritten public offering by us of shares of common stock pursuant to an effective registration statement under the Securities Act of 1933, in which the aggregate cash proceeds to be received by us and selling stockholders (if any) from such offering (without deducting underwriting discounts, expenses and commissions) are at least $7,000,000, and per share sales price is at least $3.00  (such price to be adjusted for any stock dividends, combinations or splits or (ii) the date agreed to by written consent of the holders of a majority of the outstanding Series A2 Preferred Stock.
Optional Conversion by Investors.  At any time, each holder of Series A2 Preferred Stock has the right, at the holder’s option, to convert all or any portion of such holder’s Series A2 Preferred Stock into shares of our common stock at a conversion price of $2.00 per share prior to the mandatory conversion of the Series A2 Preferred Stock.

7.	Notes and advances payable
Notes payable consist of the following as of December 31:

	2015	2014
Officers, directors and affiliates:
Note payable, interest at 7.5%, due March 2016 (6)	$150,000	$150,000
Notes payable, interest 7.0%, due January 2019 (3)	63,464	79,970
Notes payable, interest varies (4)	-	792,151
Collateralized note payable (1)	120,728	120,728

Total officers, directors and affiliates	334,192	1,142,849
Less: Current portion of officers, directors, and affiliates	18,900	288,258

Long-term portion of officers, directors, and affiliates	$315,292	$854,591

Unrelated parties:
Notes payable, interest at 7.5%, due March 2016 (7)	$100,000	$100,000
Note payable, interest variable (see below) due January 2016, Extended to May 2016 (2)	616,105	549,105
Note payable, interest at 7.0%, due August 2016 (8)	62,000	62,000
Notes payable, interest at 7.0%, due January 2017	32,606	41,668
Notes payable, interest at 7.0%, due January 2016, Extended to May 2016 (5)(8)	183,000	183,000

Total unrelated parties	993,711	935,773
Less: Current portion of unrelated parties	970,953	872,239

Long-term portion of unrelated parties	$22,758	$63,534

(1)	On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014, and subsequently extended to March 31, 2017. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of December 31, 2015, was $120,728.

(2)	On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 15, 2015 extended to January 28, 2016, and further extended after December 31, 2015 to May 28, 2016. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.5%) plus an add on index with the current and minimum rate of 6.5%, the note has draw provisions and is secured by seven wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Banks pledged by a related party, and 5) the personal guarantee of Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company’s PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory note contains customary default and acceleration provisions and provides for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. The outstanding principal balance as of December 31, 2015 was $616,105.
(3)	On January 1, 2014, we memorialized certain short-term liabilities into formal promissory notes. Information concerning these promissory notes is set forth in the table below.

Name of Holder	Position	Principal Amount	Annual Interest Rate	Monthly P&I Payment Amount	Number of Monthly Payments
Donald W. Prosser	Former CFO & Director	$28,500	7.00%	$564	60

Charles B. Davis	COO & Director	$66,500	7.00%	$1,317	60
The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum. The aggregate outstanding principal balance on the notes as of December 31, 2015 was $63,464.
(4)	We issued an unsecured promissory note in the amount of $792,151 on January 1, 2014 to DNR. The note accrues interest at the rate of 2.50% for the calendar years 2014 and 2015, 4.00% for the calendar year 2016, 6.00% for the calendar year 2017 and 8.00% for the remainder of the term of the DNR note. The DNR note matures on January 1, 2019.

On January 19, 2016, but effective December 31, 2015, (the "Effective Date") we entered into a Settlement Agreement with DNR and Tindall Operating Company discussed above under which the DNR Note was deemed paid in full.
(5)	In June 2013, in connection with the conversions of Series A1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. We have agreed with the holders of these two existing notes to extend the maturity date of the notes to May 25, 2016. Information concerning the principal pay down is set forth in the following table.

Name of Holder	Principal Balance before Pay down	Principal Pay down	Remaining Principal Balance
Burlingame Equity Investors II, LP	$44,000	$26,251	$17,749
Burlingame Equity Investors Master Fund, LP	$506,000	$340,749	$165,251
(6)	On March 28, 2012, the Company executed a Promissory Note with Fairfield Management Group, LLC (“Fairfield”), a related party. The note accrues interest at 7.5%, payable monthly and has a maturity date of March 31, 2016. During the fiscal year ended December 31, 2015, Fairfield assigned this note to Donald Prosser (former CFO and Director). Subsequent to the year ended December 31, 2015, the Company and Mr. Prosser extended the due date to March 31, 2017.
(7)	On March 28, 2012, the Company executed a promissory note with Pikerni, LLC (“Pikerni”). This note was extended and amended on April 1, 2015. The note accrues interest at 7.5% and is payable quarterly. The maturity date of the note is April 1, 2016, with principal payments of $5,000 due on June 30, 2015, September 30, 2015, December 31, 2015, and March 31, 2016, and the remaining principal balance of $80,000 due on April 1, 2016. At December 31, 2015, the Company was in default on this note. The Company is currently negotiating an amendment with Pikerni to cure the default.
(8)	On August 15, 2014, the Company redeemed the remaining 10 shares of Series A-1 Convertible Preferred Stock outstanding for consideration of $77,500, of which $15,500 was paid in cash and the remaining amount as a promissory note for $62,000. The note accrues interest at 7% per annum, payable in two installments as follows;
a.	A payment of $31,000, plus accrued and unpaid interest was payable on August 15, 2015
b.	A payment of $31,000, plus accrued and unpaid interest shall be payable on August 15, 2016
The Company did not make the August 15, 2015, principal payment and is currently in default on this note. The Company is negotiating new terms with the note holder.

8.	General and Administrative Expenses
In connection with the property acquisition agreement entered into in the third quarter of 2011, the Company executed an operating agreement whereby DNR provides services to operate all of the properties acquired by the Company for a monthly fee of $23,000. The operating agreement expired on March 31, 2012 and renews on a month to month basis.
Based on operator costs for the properties prior to the Company’s acquisition, approximately $8,000 per month was classified as lease operating expenses and $15,000 per month was classified as related party consulting fees. Effective July 1, 2012, the monthly operator fee was reduced to $18,000 per month, of which $8,000 per month is included in lease operating expense and the remaining $10,000 per month is included in related party consulting fees in the consolidated statements of operations.
Presented below is a summary of general and administrative expenses for the years ended December 31, 2015 and 2014:

	2015	2014	Change
Director fees	$47,833	$20,450	$27,383
Investor relations	28,128	65,833	(37,705)
Legal, auditing and professional services	116,078	146,581	(30,503)
Consulting and executive services:
Related parties	172,217	220,800	(48,583)
Unrelated parties	—	—	—
Other administrative expenses	74,634	72,807	1,827
Depreciation	428	570	(142)

Total general and administrative expenses	$439,318	$527,041	$(87,723)

9.	Income Taxes
At December 31, 2015, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purposes of approximately $8,336,000. If not previously utilized, the NOL carryforwards will expire in 2018 through 2035.
For the years ended December 31, 2015 and 2014, the Company did not recognize any current or deferred income tax benefit or expense. Actual income tax benefit (expense) for the years ended December 31, 2015 and 2014 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

	2015	2014
Income tax benefit (expense) at the statutory rate	$1,614,000	$(21,000)
Benefit (expense) resulting from:
Increase in Federal valuation allowance	(1,884,000)	—
Other permanent differences	270,000	—
Utilization of net operating loss carryforwards	—	21,000

Income tax benefit (expense)	$—	$—

At December 31, 2015 and 2014, the tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are presented below:

	2015	2014
Federal net operating loss carryforwards	$3,030,000	$2,465,000
State net operating loss carryforwards	315,000	264,000
Oil and gas properties	917,000	(222,000)
Asset retirement obligations	371,000	241,000

Net deferred tax assets	4,632,000	2,748,000
Less valuation allowance	(4,632,000)	(2,748,000)

Net deferred tax assets	$—	$—

A valuation allowance has been recorded for all deferred tax assets since the “more likely than not” realization criterion was not met as of December 31, 2015 and 2014.
A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. For the years ended December 31, 2015 and 2014, the Company had no unrecognized tax benefits and management is not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next year. The Company’s policy is to recognize any interest or penalties as a component of income tax expense. The Company’s material taxing jurisdictions are comprised of the U.S. federal jurisdiction and the states of Colorado, Wyoming and Kansas. The tax years 2010 through 2015 remain open to examination by these taxing jurisdictions.

10.	Asset Retirement Obligations
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
A reconciliation of the Company’s ARO for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Balance, beginning of year	$749,013	$682,203
Liabilities incurred upon acquisition of properties	204,493	—
Liabilities settled	(28,684)	—
Accretion expense	70,375	66,810
Revisions of prior estimates	—	—

Balance, end of year	995,197	749,013
Less current asset retirement obligations	(409,621)	(191,843)

Long-term asset retirement obligations	$585,576	$557,170

11.	Commitments and Contingencies
Lease commitments. The Company entered into a lease for property access rights and compressor space in Wyoming related to the Company’s natural gas gathering system. The expense in 2015 and 2014 was approximately $1,400 and $9,000, which is included in gas gathering operating costs. The Company used office space and conference room space provided by a director for an annual charge of $3,000 for the year ended December 31, 2014. The Company does not have any operating leases in place at December 31, 2015.
Legal Proceedings. The Company is subject to the risk of litigation, claims and assessments that may arise in the ordinary course of its business activities, including contractual matters and regulatory proceedings. As of December 31, 2015, the Company was not subject to any pending litigation and management is not currently aware of any asserted or unasserted claims and assessments that may impact the Company’s future results of operations.

12.	Subsequent Events
The following are the subsequent events:
The Company extended the following notes subsequent to the year ended December 31, 2015;
•	Donald W. Prosser (formerly Fairfield) - $100,000 principal – extended to March 31, 2017
•	Apex Financial Services Corp.- $120,728 principal– extended to March 31, 2017
•	CityWide Banks - $616, 105 principal– extended to May 28, 2016
•	Burlingame Equity Investors II, LP – extended to May 25, 2016
•	Burlingame Equity Investors Master Fund, LP – extended to May 25, 2016

(See Note 7.)

13.	Supplementary Oil and Gas Information (unaudited)
Costs Incurred in Oil and Gas Producing Activities

Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion, depreciation, amortization and accretion (“DD&A”) per equivalent unit-of-production were as follows for the years ended December 31, 2015 and 2014:

	2015	2014
Acquisition costs:
Unproved properties	$—	$34,500
Proved properties	1,404,493	—
Exploration costs	—	—
Development costs	115,992	594,359
Revisions to asset retirement obligation	—	—

Total costs incurred	$1,520,485	$628,859

Depletion per BOE of production	$27.78	$22.24

Supplemental Oil and Gas Reserve Information

The reserve information presented below is based on estimates of net proved reserves as of December 31, 2015 and 2014 that were prepared by Pinnacle Energy Services, L.L.C. and Ryder Scott Company, respectively, the Company’s independent petroleum engineering firms, in accordance with guidelines established by the SEC.

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

Changes in Proved Reserves

The following table sets forth information regarding the Company’s estimated total proved and oil and gas reserve quantities for the years ended December 31:

	Oil (Bbl)	Gas (Mcf)	Equivalent (BOE)
Balance, January 1, 2014	246,994	676,788	359,792
Sale of oil and gas reserves in place	—	—	—
Revisions in previous estimates	13,060	8,347	14,452
Production	(22,825)	(70,195)	(34,524)

Balance, December 31, 2014	237,229	614,940	339,720
Sale of oil and gas reserves in place	—	—	—
Acquisition of reserves in place	71,870	—	71,870
Revisions in previous estimates	(14,924)	(194,070)	(47,269)
Production	(18,955)	(62,630)	(29,393)

Balance, December 31, 2015	275,220	358,240	334,928

Proved reserves, December 31, 2014:
Proved developed	230,530	614,940	333,020

Proved undeveloped	6,699	—	6,699

Proved reserves, December 31, 2015:
Proved developed	275,220	358,240	334,928

Proved undeveloped	—	—	—

Standardized Measure
Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.
As of December 31, 2014, future cash inflows were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December of 2014, which resulted in benchmark prices of $94.99 per barrel for crude oil and $4.35 per MMbtu for natural gas. Prices were further adjusted for transportation, quality and basis differentials, which resulted in an average price used as of December 31, 2014, of $84.09 per barrel of oil and $6.09 per Mcf for natural gas.
As of December 31, 2015, future cash inflows were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December of 2015, which resulted in benchmark prices of $50.28 per barrel for crude oil and $2.587 per MMbtu for natural gas. Prices were further adjusted for transportation, quality and basis differentials, which resulted in a difference from the benchmark prices ranging from -$3.40 per barrel to -$10.77 per barrel, depending on the location of the wells. The calculated natural gas differentials ranged from -81% to +59% as a percentage of the benchmark prices depending on where the well was located.
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
A 10% annual discount rate was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves. The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves as of December 31, 2013 and 2014:

	2015	2014
Future cash inflows	$13,002,030	$23,132,987
Future production costs	(7,976,560)	(9,732,541)
Future development costs	—	(781,442)
Future income taxes	—	(1,905,627)

Future net cash flows	5,025,470	10,713,377
10% annual discount	(2,472,800)	(4,724,250)

Standardized measure of discounted future net cash flows	$2,552,670	$5,989,127

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

A summary of changes in the standardized measure of discounted future net cash flows is as follows for the years ended December 31, 2013 and 2014:

	2015	2014
Standardized measure of discounted future net cash flows, beginning of year	$5,989,127	$6,154,647
Sales of oil and gas, net of production costs and taxes	23,891	(1,190,850)
Purchases of reserves in place	589,190	—
Sales of reserves in place	—	—
Changes in development costs	(699,000)	98,054
Revisions of previous estimates	(440,871)	213,112
Changes in prices and production costs	(4,661,912)	(341,335)
Net changes in income taxes	1,153,332	440,034
Accretion of discount	598,913	615,465

Standardized measure of discounted future net cash flows, end of year	$2,552,670	$5,989,127

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with the disclosure requirements under the Exchange Act and the rules and regulations promulgated thereunder.
Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

•	We have not developed and effectively communicated our accounting policies and procedures, and

•	Our controls over financial statement disclosures were determined to be ineffective.
Changes in Internal Control Over Financial Reporting.
The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report
There have been no changes in our internal control over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The directors named below were elected for one-year terms. Officers hold their positions at the discretion of the Board of Directors absent any employment agreements, none of which currently exist or are contemplated. The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them are:

Name and Address	Age	First Became Officer and/or Director	Position(s)
Nicholas L. Scheidt 7260 Osceola Street Westminster, CO 80030	55	November 2012	Director and Chief Executive Officer

Charles B. Davis 7260 Osceola Street Westminster, CO 80030	58	October 2007	Director and Chief Operating Officer

William W. Stewart 7260 Osceola Street Westminster, CO 80030	55	December 2001	Director and Assistant Secretary

Robert J. McGraw, Jr. 7260 Osceola Street Westminster, CO 80030	61	April 2015	Director

Randall K. Arnold 7260 Osceola Street Westminster, CO 80030	63	June 2015	Director

Tristan R. Farel 7260 Osceola Street Westminster, CO 80030	46	June 2015	Chief Financial Officer and Secretary
Nicholas L. Scheidt
Mr. Scheidt joined the Company’s Board of Directors in November of 2012, and became the Chief Executive Officer in May 2013, and is a member of the Company’s Audit, Nomination and Compensation Committees. Mr. Scheidt has served as President and Chairman of Apex Financial Services Corp (aka Apex Realty Investments Inc.) since 1983; he has served on the Board of Directors of Truck Wash Inc. since 1989; he has served on the Board of Directors of Out Reach Housing Corporation since 1992 and he has served as Chief Financial Officer of Truck Wash Inc. since 1995.
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

Robert J. McGraw, Jr.
Mr. McGraw is the President of McGraw & McGraw CPA and a 1977 graduate from Western State Colorado University. A practicing Colorado-licensed Certified Public Accountant since 1982, he specializes in accounting for small businesses, personal and corporate tax planning and preparation as well as small business consulting. Mr. McGraw is also a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. He has served on the board of directors for multiple publicly traded companies as Audit Committee Chairman and is currently serving on the boards of two non-profit organizations.
Randall K. Arnold
Mr. Arnold brings over 38 years of experience drilling, completing and producing oil and natural gas wells throughout the major basins in the United States. Mr. Arnold graduated from the University of Oklahoma in 1977 with a Bachelor of Science degree in Mechanical Engineering. Mr. Arnold began his oilfield experience in 1976 while completing his degree with Cameron Iron Works.
After graduating Mr. Arnold accepted a position with Phillips Petroleum as a drilling engineer working in Oklahoma and the North Sea. In 1980, he joined Petro Lewis Corporation ("Petro Lewis") as an operations engineer and over a five year career at Petro Lewis held the positions of District Engineer, Production Superintendent, Operations Manager for the SW Region located in Lubbock, TX and Operations Manager for the Central Region located in Denver, CO encompassing an area from North Dakota to West Texas.
From 1985 to 1995 Mr. Arnold worked for three small independent exploration companies, Liedtke Operating Corp, Emerald Corp, and Wilbanks Exploration. He then started his own company in 1995, Buffalo Operating Corporation. In 2002 Mr. Arnold accepted a position with Delta Petroleum ("Delta") as Operations Manager and was eventually promoted to Senior Vice President of Operations. In 2006 after leaving Delta, he again ran Buffalo Operating Corporation and in 2008 became a member of North Plains Energy ("NPE") and in 2012 was retained by NPE as a consultant until NPE was sold to Kodiak Oil and Gas in 2012.
Tristan R. Farel
Mr. Farel is an executive with five years of experience as a chief financial officer and 15 years of accounting and public company reporting experience. Mr. Farel currently is the President of Pivot Accounting, LLC, a company he founded which provides a full suite of solutions to both public and private companies operating in the oil and gas industry offering outsourced chief financial officer and controller functions, as well as accounting and bookkeeping services. Since February 2010, Mr. Farel has also served as the Chief Financial Officer of New Frontier Energy, Inc., a non-reporting, publicly-held domestic energy company engaged in the exploration for, and development of, oil and natural gas reserves in the continental United States. Mr. Farel has also served as a financial consultant to various entities since December 2009. From June 2007 to December 2009, Mr. Farel served as a financial reporting manager for Resolute Energy Corporation, an oil and gas exploration and development company. From January 2002 to June 2007, Mr. Farel was an auditor for Hein & Associates, a public accounting firm. Mr. Farel has a Bachelor of Science in Business Administration with an emphasis in Accounting from the University of Colorado.
Board Committees
Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board of Directors met five times during the year 2015.
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

Audit Committee
The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met four times during the year 2015.

Audit Committee Financial Expert
The Board has determined that Mr. McGraw is the audit committee financial expert for the Audit Committee.
Nominating Committee
The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the year 2015.
Compensation Committee.
While the Company established a Compensation Committee in 2003, our full Board currently administers compensation matters. As we expand our operations and compensation policies, we intend to appoint members to the committee. Upon reinstatement of the Committee, it will administer our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met one time during the year 2015.
Compliance with Section 16(a) of the Exchange Act.
The Company voluntarily files reports under Section l5 (d) of the Exchange Act; accordingly, directors, executive officers and 10% shareholders are not required to make filings under Section 16 of the Exchange Act.
Shareholder Communications.
We do not have a formal shareholder communications process. Shareholders are welcome to communicate with the Company by forwarding correspondence to Arête Industries, Inc., Board of Directors, 7260 Osceola Street, Westminster, Colorado 80030, Attention: Nicholas Scheidt, CEO and Director.
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
EXECUTIVE COMPENSATION
We do not currently have any full time or part time employees, except as set forth below. Our three executive officers, who are also directors, did not receive any salary or other compensatory benefits during 2015 or 2014 in their capacity as officers. During 2015 and 2014, we used independent contractors, consultants, attorneys and accountants as necessary, to complement services for operations and regulatory filings.

We paid $20,000 for Nicholas Scheidt as his compensation as Chief Executive Officer for services through June 2014. We paid no compensation to Mr. Scheidt in 2015. Donald W. Prosser was our Chief Financial Officer and Director through May 2015. We paid no cash compensation during 2015 to Mr. Prosser. We paid a company that is controlled by Charles Davis $216,000 and $216,000 in 2015 and 2014, respectively, for providing us with management services relating to our oil and gas properties. See also “Certain Relationships and Related Transactions” for further information regarding certain transactions with our officers. We paid William W. Stewart $15,000 in cash and 40,000 shares of common stock valued at $5,250 in 2015 for management services.
We issued Tristan R. Farel 166,666 shares of common stock with a fair value of $26,666 as his compensation for services performed as CFO for the year ended December 31, 2015.

Equity Awards
We do not maintain any equity award plans. Accordingly, there were no stock grants, options or other equity awards to our two executive officers in their capacity as officers.

Compensation of Directors.
The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our non-employee Directors during the fiscal year ended December 31, 2015.

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles B. Davis	—	$12,180	—	—	$132,180
William W. Stewart	—	$21,280	—	15,000	$36,280
Robert J. McGraw, Jr.	—	$6,000	—	—	$6,000
Randall K. Arnold	—	$4,666	—	—	$4,666

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
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of May 5, 2016 by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of common stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Outstanding shares at May 5, 2016, were 14,295,413.

Title of Class	Name and Address of Beneficial Owner Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Nicholas L. Scheidt, Director/CEO 7260 Osceola Street Westminster, Colorado 80030,	Direct	1,721,703	12.0%
Common Stock	Charles B. Davis, Director/COO 7260 Osceola Street Westminster, Colorado 80030,	Direct	2,152,167	15.1%
Common Stock	William W. Stewart, Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	382,982	2.7%
Common Stock	Robert J. McGraw, Jr., Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	47,315	0.3%
Common Stock	Randall K. Arnold, Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	36,667	0.3%
Common Stock	Tristan R. Farel, CFO 7260 Osceola Street Westminster, Colorado 80030,	Direct	166,666	1.2%

Common Stock	Directors and Officers as a Group (6 persons)	Total:	4,507,500	31.5%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Our officers and directors have advanced funds to pay for necessary expenses and costs of the Company. The following are the advances from the officers and directors as of December 31, 2015 and 2014 are unsecured and due on demand:

	2015	2014
Officers, directors and affiliates:
Note payable, interest at 7.5%, due March 2016 (4)	$150,000	$150,000
Notes payable, interest 7.0%, due January 2019 (2)	63,464	79,970
Notes payable, interest varies (3)	-	792,151
Collateralized note payable (1)	120,728	120,728

Total officers, directors and affiliates	334,192	1,142,849
Less: Current portion of officers, directors, and affiliates	18,900	288,258

Long-term portion of officers, directors, and affiliates	$315,292	$854,591

(1)	On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, (“Apex”) the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014, and subsequently extended to March 31, 2017. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other assets sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The outstanding principal balance as of December 31, 2015, was $120,728.

(2)	On January 1, 2014, we memorialized certain short-term liabilities into formal promissory notes. These certain outstanding advances and other notes payable are now included in single promissory notes, all have been reported previously in our financial statements. Information concerning these promissory notes is set forth in the table below.

Name of Holder	Position	Principal Amount	Interest Rate	Monthly P&I Payment Amount	Number of Monthly Payments
Donald W. Prosser	Former CFO and Director	$28,500	7.00%	$564.33	60

Charles B. Davis	COO & Director	$66,500	7.00%	$1,316.78	60
The above-referenced promissory notes contain customary default and acceleration provisions and provide for a default interest rate of 18% per annum. The outstanding principal balances as of December 31, 2015 were $63,464.

(3)
We issued an unsecured promissory note in the amount of $792,151 on January 1, 2014 to DNR. The note accrues interest at the rate of 2.50% for the calendar years 2014 and 2015, 4.00% for the calendar year 2016, 6.00% for the calendar year 2017 and 8.00% for the remainder of the term of the DNR note. The DNR note matures on January 1, 2019.
On January 19, 2016, but effective December 31, 2015, (the "Effective Date") we entered into a Settlement Agreement with DNR and Tindall Operating Company discussed above under which the DNR Note was deemed paid in full.

(4)	On March 28, 2012, the Company executed a Promissory Note with Fairfield Management Group, LLC (“Fairfield”), a related party. The note accrues interest at 7.5%, payable monthly and had a maturity date of March 31, 2016. During 2015 Fairfield assigned this note to Donald W. Prosser (former CFO and Director). Subsequent to December 31, 2015, the parties extended the due date to March 31, 2017.
We had related party payables of accrued interest to the officers and directors above of $10,825 at December 31, 2015.

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

The agreement was for a term of eight months. For his consulting services, we paid Mr. Stewart a monthly cash retainer of $3,000 per month. In addition, the Company agreed to issue Mr. Stewart 40,000 restricted shares (the “Restricted Shares”) of the Company’s common stock, which are subject to vesting in increments of 5,000 per month. He was paid a total of $15,000 and was issued a total of 40,000 shares of common stock under this agreement in 2015.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following relate to aggregate fees billed for the last two fiscal years by the Company’s principal accountants concerning the Company’s: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the following:
1. Audit Fees. $53,200 (2015) and $48,600 (2014)
2. Audit-Related Fees. $-0- (2015 and 2014)
3. Tax Fees. $-0- (2015 and 2014)
4. All Other Fees. $-0- (2015 and 2014)
5. (i) The Company’s Audit Committee’s pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:
Audit Committee Pre-Approval Policies and Procedures
As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Causey Demgen and Moore, P.C. in 2015 and 2014 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors’ services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.
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

3.2(b)
Articles of Amendment to Articles of Incorporation dated December 30, 2015 – Preferences, Limitations and Relative Rights of 7% Series A2 Convertible Preferred Stock (filed as Exhibit 3.1 to Form 8-K dated February 23, 2016, and incorporated herein by reference.)

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

10.25
Account Services Agreement between Arête Industries, Inc. and Tristan R. Farel and Pivot Accounting, LLC dated May 26, 2015 (filed as Exhibit 10.1 to Form 8-K dated June 1, 2016, and incorporated herein by reference.)

10.26
Settlement Agreement between Arête Industries, Inc. and Tucker Family Investments, LLLP, DNR Oil & Gas, Inc., Tindall Operating Company, and Tucker Energy, LLC (filed as Exhibit 10.1 to Form 8-K dated February 23, 2016, and incorporated herein by reference.)

10.27
Lease Purchase Agreement between Arête Industries, Inc. and Wellstar Corporation, dated November 24, 2015 (filed as Exhibit 10.2 to Form 8-K dated February 23, 2016, and incorporated herein by reference.)

14	Code of Business Conduct and Ethics (filed as Exhibit 14 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

21	List of Subsidiaries (filed as Exhibit 21 to Registration Statement on Form S-1 filed on May 29, 2012, and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350. *

99.1	Report of Pinnacle Energy Services, L.L.C.*

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

Arête Industries, Inc.

May 6, 2016	By:	/s/ Nicholas L. Scheidt
Nicholas L. Scheidt,
Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nicholas L. Scheidt
Nicholas L. Scheidt	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), Director	May 6, 2016
/s/ Tristan R. Farel
Tristan R. Farel	Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2016
/s/ Robert J. McGraw
Robert J. McGraw	Director	May 6, 2016
/s/ Charles B. Davis
Charles B. Davis	Director and Chief Operating Officer	May 6, 2016
/s/ William W. Stewart
William W. Stewart	Director and Assistant Secretary	May 6, 2016
/s/ Randall K. Arnold
Randall K. Arnold	Director	May 6, 2016