Form 10-Q
period 2016-03-31
ARETE INDUSTRIES INC
filed 2016-12-23
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

As of December 23, 2016, the Registrant had 14,295,413 shares of common stock issued and outstanding.

ARÊTE INDUSTRIES, INC.

Part 1 – Financial Information
Item 1 - Financial Statements
ARÊTE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (Unaudited)
As of
	March 31,	December 31,
ASSETS	2016	2015

Current Assets:
Cash and cash equivalents	$322,793	$521,666
Accounts receivable - oil and gas sales	19,225	2,539
Subscription receivable	-	105,000
Prepaid expenses and other	42,189	32,554

Total Current Assets	384,207	661,759

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	8,431,283	8,683,273
Unproved properties	154,972	154,836
Furniture and equipment	22,522	22,522
Total property and equipment	8,608,777	8,860,631
Less accumulated depreciation, depletion and amortization	(3,400,522)	(3,245,522)

Net Property and Equipment	5,208,255	5,615,109

TOTAL ASSETS	$5,592,462	$6,276,868

The Accompanying Notes are an Integral Part of These Financial Statements

ARÊTE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS, Continued (Unaudited)
As of
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2016	2015
Current Liabilities:
Accounts payable:
Trade accounts payable	107,073	64,896
Accounts payable - DNR Oil & Gas, Inc.	309,421	501,281
Accounts payable - directors and affiliates	22,500	-
Dividends payable:
Dividends payable	5,425	-
Dividends payable - directors and affiliates	43,084	-
Accrued interest expense:
Accrued interest expense	2,662	2,532
Accrued interest expense - directors and affiliates	11,811	9,442
Notes and advances payable - current portion:
Notes and advances payable	349,956	989,853
Notes and advances payable - directors and affiliates	134,116	13,152
Current portion of asset retirement obligations	419,094	409,621
Other accrued costs and expenses	84,827	68,577
Total Current Liabilities	1,489,969	2,059,354
Long-Term Liabilities:
Notes and advances payable, net of current portion:
Notes and advances payable	806,781	173,519
Notes and advances payable - Directors and affiliates	27,110	151,379
Asset retirement obligations, net of current portion	599,645	585,576
Total Long-Term Liabilities	1,433,536	910,474
Total Liabilities	2,923,505	2,969,828
Commitments and Contingencies (Notes 6, 7 and 8)
Stockholders' Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; 30,000 shares authorized, none issued and outstanding.	-	-
Series 2; authorized 2,500 shares, 272 and 267 shares issued and outstanding in 2016 and 2015, respectively, liquidation preference $2,720,000.	2,720,000	2,670,000
Common stock, no par value; 499,000,000 shares authorized, 14,295,413 issued and outstanding in 2016 and 2015.	21,502,635	21,502,635
Accumulated deficit	(21,553,678)	(20,865,595)
Total Stockholders' Equity	2,668,957	3,307,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,592,462	$6,276,868

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,
	2016	2015
Revenues:
Oil sales	$153,983	$187,149
Natural gas sales	28,218	55,516
Royalty revenues	898	941
Sale of oil and natural gas properties	-	27,120
Total revenues	183,099	270,726
Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	282,558	216,799
Production taxes	14,114	18,425
Depreciation, depletion, amortization and accretion	178,542	207,969
Impairment expense	252,000	-
Gas gathering:
Operating expenses	-	1,406
Depreciation	-	11,055
General and administrative expenses:
Director fees	10,000	10,000
Investor relations	1,907	3,163
Legal, auditing and professional fees	29,171	12,565
Consulting fees executive services-Related Parties	16,500	47,400
Other adminstrative expenses	15,166	19,154
Depreciation	-	142
Total operating expenses	799,958	548,078
Operating loss	(616,859)	(277,352)

Other income (expense)
Interest income (expense), net	(22,715)	(27,158)
Total other expense	(22,715)	(27,158)
Loss before income taxes	(639,574)	(304,510)
Income tax benefit (expense)	-	-
Net loss attributable to Arête Industries, Inc.	$(639,574)	$(304,510)
Net Loss Applicable to Common Stockholders:
Net loss	$(639,574)	$(304,510)
Preferred stock dividends declared	(48,509)	-
Net loss applicable to common stockholders	$(688,083)	$(304,510)
Loss Per Share Applicable to Common Stockholders:
Basic	$(0.05)	$(0.02)

Diluted	$(0.05)	$(0.02)
Weighted Average Number of Common Shares Outstanding:
Basic	14,295,400	12,810,000

Diluted	14,295,400	12,810,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, January 1, 2014	-	$-	12,558,459	$21,294,887	$(16,118,542)	$5,176,345

Common Stock Issued for Services - Related Parties	-	-	206,666	32,516	-	32,516
Common Stock Issued for Directors Fees	-	-	530,288	75,232	-	75,232
Issuance of common stock for oil and gas acquisition	-	-	1,000,000	100,000	-	100,000
Issuance of series A2 preferred stock	177	1,770,000	-	-	-	1,770,000
Preferred stock issued for settlement of debt with a related party	90	900,000	-	-	-	900,000
Net loss	-	-	-	-	(4,747,053)	(4,747,053)
Balances, December 31, 2015	267	$2,670,000	14,295,413	$21,502,635	$(20,865,595)	$3,307,040
Issuance of series A2 preferred stock	5	50,000	-	-	-	50,000
Preferred stock dividends					(48,509)	(48,509)
Net loss	-	-	-	-	(639,574)	(639,574)
Balances, March 31, 2016	272	$2,720,000	14,295,413	$21,502,635	$(21,553,678)	$2,668,957

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(639,574)	$(304,510)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	155,000	202,225
Accretion of discount on asset retirement obligations	23,542	16,941
Gain on sale of oil and gas properties	-	(27,120)
Impairment expense	252,000	-
Changes in operating assets and liabilities:
Accounts receivable	(16,686)	77,309
Prepaid expenses and other	(9,635)	(9,349)
Accounts payable	42,177	(829)
Accounts payable - related parties and director's fees	22,500	-
Accounts payable - DNR Oil & Gas, Inc.	(191,860)	-
Other accrued expenses and accrued interest	18,749	54,249
Net cash provided by (used in) operating activities	(343,787)	8,916
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(146)	(61,962)
Proceeds from sale of oil & gas properties	-	50,000
Net cash used in investing activities	(146)	(11,962)
Cash Flows from Financing Activities:
Proceeds from notes payable	25,500	-
Principal payments on notes payable	(35,440)	(6,493)
Proceeds received from subscription receivable	105,000	-
Proceeds received from issuance of Series A2 Preferred Stock	50,000	-
Net cash provided by (used in) financing activities	145,060	(6,493)
Net decrease in cash and equivalents	(198,873)	(9,539)
Cash and equivalents, beginning of period	521,666	30,755

Cash and equivalents, end of period	$322,793	$21,216

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$19,219	$17,067
Accrued dividends	$48,509	$-
The Accompanying Notes are an Integral Part of These Financial Statements.

Note 1 - Organization and Nature of Operations

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation
These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Arête's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of March 31, 2016, and December 31, 2015, and the results of operations, changes in stockholders' equity, and cash flows for the quarters ended March, 31, 2016, and 2015. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company's 2015 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

 In connection with the preparation of its unaudited condensed financial statements, the Company evaluated events subsequent to the balance sheet date of March 31, 2016, through the filing date of this report.

Liquidity and Management's Plans
The Company has reported net operating losses during the three months ended March 31, 2016, and for the fiscal year ended December 31, 2015. The Company also has negative working capital at March 31, 2016, and is currently in default with two of its creditors for which it has notes payable. This recent history of operating losses, negative working capital and defaults, along with the recent decrease in commodity prices, may adversely affect the Company's ability to access the capital it needs to continue operations on terms acceptable to the Company when such capital is needed. However, due to the Company's capital raise through the use of it's Series A2 Preferred Stock (Note 6 - Stock transactions and preferred stock dividends), its entry into an extension of some of its key notes payable to long-term debt (Note 7 - Notes and advances payable) and the acquisition of additional producing wells and properties at the end of fiscal year 2015, the Company believes that it has sufficient ability to raise additional capital to fund its current operations over, at least, 12 months from the report date of this filing and therefore, that it has mitigated substantial doubt about its ability to continue as a going concern. Still, the Company's ability to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and continue to secure other sources of financing and attain continuously profitable operations. The Company continues to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to the Company, if at all.

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

The most significant areas requiring the use of assumptions, judgments and estimates relate to the volumes of natural gas and oil reserves used in calculating depreciation, depletion and amortization ("DD&A"), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future asset retirement obligations and impairments of undeveloped properties.

Oil and Gas producing activities
The Company's oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has proved reserves. If an exploratory well does not result in proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the Statements of Cash Flows. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized.

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
 The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Once incurred, a write-down may not be reversed in a later period. For the quarters ended March 31, 2016 and 2015, the Company recorded impairment expense of $252,000 and $0, respectively, against its oil and gas properties.
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

Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Company will recognize an impairment loss at that time. There was no provision for impairment recorded against its unproved property at March 31, 2016 and 2015.

Revenue recognition
The Company records revenues from the sale of crude oil, natural gas and natural gas liquids ("NGL") when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over and under produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances at March 31, 2016 and December 31, 2015 were not material.

Earnings per share
 Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series A2 preferred stock that is convertible into common stock at an exchange price of $2.00 per common share. As of March 31, 2016, the convertible preferred stock had an aggregate liquidation preference of $2,720,000 and was convertible to 1,360,000 shares of common stock. These shares were excluded from the earnings per share calculation because they would be anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three month period ended March 31,
	2016	2015
Net loss available to common shareholder's – Basic	$(688,083)	$(304,510)
Plus: Preferred stock dividends	-	-
Net loss available to common shareholder's – Diluted	$(688,083)	$(304,510)
Weighted average common shares outstanding – Basic	14,295,400	12,810,000
Add: Dilutive effect of stock options	-	-
Add: Dilutive effect of preferred stock	-	-
Weighted average common shares outstanding – Diluted	14,295,400	12,810,000

Net loss per common share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

New accounting pronouncements
In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 changes certain guidance related to the recognition, measurement, presentation and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted for the majority of the update, but is permitted for two of its provisions. The Company is evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2018 and for interim periods beginning the following year. This update should be applied using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 ("ASU 2014-09"). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of this standard and assessing its impact on the Company's condensed consolidated financial statements and disclosures.

In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides cash flow statement guidance for debt payments or debt Extinguishment costs, settlement of Zero-Coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the provisions of this standard and assessing its impact on the Company's condensed consolidated financial statements and disclosures.

Note 3 - Oil and Gas Properties
The following table sets forth information concerning the Company's oil and gas properties:
	March 31, 2016	December 31, 2015
Proved oil and gas properties at cost, net of impairment	$8,431,283	$8,683,273
Unproved oil and gas properties at cost, net of impairment	154,972	154,836
Accumulated depreciation, depletion and amortization	(3,378,000)	(3,223,000)
Oil and gas properties, net	$5,208,255	$5,615,109

During the three month period ended March 31, 2016 and 2015, the Company recorded depletion expense of $155,000 and $202,225, respectively. The Company recorded impairment expense of $252,000 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Acquisitions
In 2011, the Company entered into a purchase and sale agreement ("DNR and Tindall PSA") and other related agreements and documents with Tucker Family Investments, LLLP, which is refered to as "Tucker"; DNR Oil & Gas, Inc. which is refered to as "DNR"; and Tindall Operating Company, which is refered to as "Tindall", and collectively are refered to  as the "Sellers", for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana. DNR is owned primarily by an officer and director of the Company, Charles B. Davis, and he is an affiliate of Tucker and Tindall. The consideration for the purchase was determined by bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price was paid in full on September 29, 2011.

On January 19, 2016, but effective December 31, 2015, (the "Effective Date") the Company entered into a Settlement Agreement with Tucker, DNR and Tindall regarding the DNR and Tindall PSA and other related matters. In consideration of the amounts indicated below, the parties (i) terminated Exhibits C and C-2 to the DNR and Tindall PSA for all purposes; (ii) extinguished all liabilities of the Company under Exhibit C of the DNR and Tindall PSA including $250,000 related to the increase in oil prices after the acquisition; (iii) agreed that the promissory note of $792,151 due to DNR (See Note 7 – Notes and Advances Payable) and accrued interest thereon was paid in full; and (iv) released each other against any and all claims which have been raised or could have been raised among them. Specifically, Exhibits C and C-2 to the DNR and Tindall PSA related to potential payments that would have needed to have been made by the Company in the event oil prices increased to certain levels and related to certain payments to have been made by the Company in the event it sold certain properties purchased under the DNR and Tindall PSA. Exhibits C and C-2 were terminated and extinguished (including any amounts owed thereunder including an alleged amount of $250,000 under Exhibit C to the DNR and Tindall PSA) in exchange for 25 fully paid nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock. Consideration to pay the above promissory note in full consisted of the issuance to DNR of 65 fully paid, nonassessable restricted shares of its 7% Series A2 Convertible Preferred Stock, and paying DNR $303,329 in cash, which was paid during the three month period ended March 31, 2016. A description of the terms of the 7% Series A2 Convertible Preferred Stock, including its terms of conversion into shares of the Company's common stock is set forth below in Note 6 - Stock transactions and preferred stock dividends.  The Company recorded an expense of $141,099 included in other operating expense in the statement of operations at December 31, 2015, as a result of this transaction. At March 31, 2016, the Company's only remaining liabilities to DNR are related to oil and gas operations and are in Accounts payable – DNR Oil & Gas, Inc. on the balance sheet.

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

Note 4 – Fair Value Measurements
FASB ASC 820, "Fair Value Measurements and Disclosures", establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:
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
Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment. The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value:
	Level 1	Level 2	Level 3
March 31, 2016
Proved oil and gas properties	$-	$-	$5,053,283
The Following table sets forth a reconciliation of the change in fair value of the Company's proved oil and gas properties from December 31, 2015 to March 31, 2016:
Balance December 31, 2015	$5,460,273
Additions	10
DD&A expense	(155,000)
Balance at March 31, 2016, prior to impairment	5,305,283
Pre-tax non-cash impairment	(252,000)
Balance March 31, 2016	$5,053,283
The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of March 31, 2016 and December 31, 2015.
Note 5 - Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $8.3 million which expire in 2018 through 2035. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the quarter ended March 31, 2016, the Company did not recognize any income tax benefit due to the valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of March 31, 2016, the Company had no unrecognized tax benefits.

Note 6 - Stock transactions and preferred stock dividends

Common stock
There were no shares of common stock issued during the three month period ended March 31, 2016.

Preferred stock
On December 11, 2015, the Company began a private placement of its Series A2 7% Preferred Convertible Stock with a maximum amount of 600 shares at $10,000 per share or $6,000,000. At March 31, 2016, the Company had sold subscriptions equal to $1,820,000 (182 shares) and issued to DNR 90 shares fully paid ($900,000), nonassessable restricted shares of its 7% Series A2 Convertible Preferred Stock as part of the consideration for a settlement agreement entered into with DNR.

Note 7 - Notes and advances payable

Notes payable consist of the following as of the date indicated:

	March 31, 2016	December 31, 2015
Officers, directors and affiliates:
Notes payable, interest 7.0%, due January 2019 (1)	40,498	43,803
Collateralized note payable (2)	120,728	120,728

Total officers, directors and affiliates	161,226	164,531
Less: Current portion of officers, directors, and affiliates	134,116	13,152

Long-term portion of officers, directors, and affiliates	$27,110	$151,379

Unrelated parties:
Notes payable, interest at 7.5%, due April 2016 (3)	$100,000	$100,000
Note payable, due March 2017 (4)	167,348	169,660
Note payable, interest variable (see below) due June 28, 2018 (5)	591,995	616,105
Note payable, interest at 7.0%, due August 2016 (6)	62,000	62,000
Notes payable, interest at 7.0%, due January 2017 (7)	30,141	32,606
Notes payable, interest at 7.0%, due January 2016, Extended to May 2016 (8)	183,000	183,000
Notes payable, interest at 4.957%, due October 2017 (9)	22,253	-

Total unrelated parties	1,156,737	1,163,371
Less: Current portion of unrelated parties	349,956	989,853

Long-term portion of unrelated parties	$806,781	$173,519

(1)
On January 1, 2014, we memorialized certain short-term liabilities with one of our directors, Charlie Davis, into a formal promissory note. This not accrues interest at a rate of 7.0% with monthly payments equal to $1,316 (principal and interest) and will mature on January 1, 2019.

(2)
On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, ("Apex") the principal sum of $1,000,000, with interest accruing at an annual rate of 7.5%, with principal and interest due on May 31, 2014, and subsequently extended to March 31, 2017. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other asset sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company borrowed the full amount of principal on the note, and also paid a loan fee of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full.

(3)
On March 28, 2012, the Company executed a promissory note with Pikerni, LLC ("Pikerni"). This note was extended and amended on April 1, 2015. The note accrues interest at 7.5% and is payable quarterly. The maturity date of the note is April 1, 2016, with principal payments of $5,000 due on June 30, 2015, September 30, 2015, December 31, 2015, and March 31, 2016, and the remaining principal balance of $80,000 due on April 1, 2016. At March 31, 2016, the Company was in default on this note. The Company is currently negotiating an amendment with Pikerni to cure the default.

(4)
On March 28, 2012, the Company executed a Promissory Note with Fairfield Management Group, LLC, subsequently assigned to Donald Prosser (former CFO and Director) ("Prosser") during the fiscal year ended December 31, 2015. The note has a principal balance of $150,000, accrues interest at 7.5% payable monthly and has a maturity date of March 31, 2016, which was subsequently extended to March 31, 2017.

On December 31, 2013, the Company executed a promissory note with Prosser for $28,500. This note accrues interest at a rate of 7.0% with monthly payments equal to $564 (principal and interest) and matures on January 1, 2019.

(5)
On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 15, 2015, subsequently extended to June 28, 2018. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index (currently 3.5%) plus an add on index with the current and minimum rate of 6.5%, the note has draw provisions and is collateralized by the wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Banks pledged by a related party, and 5) the personal guarantee of Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company's PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control.  At March 31, 2016, the Company was in compliance with all of the covenants. The above-referenced promissory note contains customary default and acceleration provisions and provides for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks

(6)
On August 15, 2014, the Company redeemed the remaining 10 shares of Series A-1 Convertible Preferred Stock outstanding for consideration of $77,500, of which $15,500 was paid in cash and the remaining amount as a promissory note for $62,000. The note accrues interest at 7% per annum, payable in two installments as follows;

a.	A payment of $31,000, plus accrued and unpaid interest was payable on August 15, 2015
b.	A payment of $31,000, plus accrued and unpaid interest shall be payable on August 15, 2016
The Company did not make the August 15, 2015 principal payment and is currently in default on this note. The Company is negotiating new terms with the note holder.
(7)
On December 31, 2013, the Company executed a promissory note with Pikerni for $49,500. This note accrues interest at a rate of 7.0% with monthly payments equal to $980 (principal and interest) and matures on January 1, 2019.

(8)
In June 2013, in connection with the conversions of Series A-1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. We have agreed with the holders of these two existing notes to extend the maturity date of the notes to June 18, 2018.

(9)
On March 1, 2016, the Company executed a Commercial Premium Finance Agreement – Promissory Note in the amount of $25,976 to finance one of its insurance policies. This note accrues interest at a rate of 4.957% and matures on October 17, 2016 with monthly payments equal to $3,247 (principal and interest).

Note 8 - Asset retirement obligations

A reconciliation of the Company's asset retirement obligations ("ARO") at March 31, 2016, is as follows:

Balance, December 31, 2015	$995,197
Accretion expense	23,542

Balance, March 31, 2016	1,018,739

Less current asset retirement obligations	(419,094)

Long-term asset retirement obligations	$599,645

Note 9 - Subsequent events

On September 29, 2016, a complaint was filed against the Company and two others in the Superior Court of Arizona, Maricopa County, entitled Eric Langan, Paul McNulty, Patricia Quick, Stony Point Fund, L.P., and Jeffrey H. Wallen, D.D.S., P.C. vs. Arête Industries, Inc., Don Prosser, and Charles Davis. The complaint alleges that defendants Prosser and Davis made certain material representations to the plaintiffs in connection with the alleged purchase by the plaintiffs of $555,000 in common stock of the Company. The complaint alleges that the alleged misrepresentations were deliberate and requests damages against all of the defendants to compensate the plaintiffs for their alleged injuries resulting from the alleged misrepresentations, including punitive damages. The Company and the other defendants believe the action is entirely without merit and intend to vigorously defend the proceeding.

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

We expect future prices for oil, gas, and NGLs to continue to be volatile.  In addition to supply and demand fundamentals, as a global commodity, the price of oil is affected by real or perceived geopolitical risks in all regions of the world as well as the relative strength of the dollar compared to other currencies. Oil markets continue to be unstable as a result of over-supply. While we have realized production declines in the United States, declines elsewhere in the world are required to balance the market.

Results of Operations for the Quarters Ended March 31, 2016 and 2015

Presented below is a discussion of our results of operations for the Quarters Ended March 31, 2016 and 2015.

Loss from operations

Loss from operations for the three months ended March 31, 2016 and 2015 was $616,859 and $277,352, respectively. The loss from operations compared to the prior year was greater by $339,507. This was primarily due to a noncash impairment charge of $252,000 to reduce the carrying value of our proved oil and gas properties, as well as, decreased oil prices and a sale of an oil and gas asset in the prior period of $27,120. In addition, lease operating expenses and accretion increased in the current period, while production taxes, DD&A and general and administrative ("G&A") expenses decreased. The discussion below further explains our results of operations for the three months ended March 31, 2016 and 2015.

Oil and Gas Producing Activities

            The results of our producing oil and gas properties in Wyoming, Colorado, Kansas and Montana are presented below for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Oil Sales	$153,983	$187,149
Natural Gas Sales	28,218	55,516
Royalty sales	898	941
Sale of oil and gas properties	-	27,120
Total Revenue	183,099	270,726

Lease Operating Expense	282,558	216,799
Production Taxes	14,114	18,425
Depreciation, depletion, amortization ("DD&A")	155,000	191,028
Accretion	23,542	16,941
Impairment expense	252,000	-
Total Operating expenses	727,214	443,193
Net operating loss before general and administrative expense	(544,115)	(172,467)

Net barrels of oil sold	5,532	4,937
Net mcf of gas sold	15,104	20,060
Boe	8,049	8,280
Average price for oil	$27.84	$37.91
Average price for gas	$1.87	$2.77
Lease operating expense per BOE	$35.10	$26.18
DD&A per BOE	$19.26	$23.07

Our oil and gas sales are primarily attributable to our properties in Kansas and Wyoming. Our oil sales for the three months ended March 31, 2016 and 2015, were $153,983 and $187,149, respectively, a decrease of $33,166 or 17.7%. This decrease can be attributed to the average realized oil price in the first quarter of 2016, which was $27.84, compared to $37.91 per barrel in 2015 for the same period. This decrease in price of $10.07 or 26.6% reduced our oil sales revenues by $49,721. We offset this impact of lower prices in 2016 by producing 5,532 barrels of oil compared to 4,937 barrels of oil during the same period the prior year, which increased oil sales by $16,555, offsetting the depressed average realized price. This increase in our oil sales production can be attributed to the wells we acquired in December 2015.

Our natural gas sales for the three months ended March 31, 2016 and 2015, were $28,218 and $55,516, respectively, a decrease of $27,298 or 49.2%. The average realized natural gas prices, including proceeds from sales of natural gas liquids, for the three months ended March 31, 2016 and 2015, was $1.87 and $2.77 per Mcf, a decrease of $0.90 or 32.5%. Our natural gas has a high BTU content and this decline in the average realized gas price can be attributed to the lower realized prices received for the natural gas liquids sold compared to the prior year. The impact on natural gas sales in the current year due to the lower realized prices resulted in decreased natural gas sales of $18,038. This decrease due to reduced natural gas prices were further impacted by a decrease in natural gas volumes, which decreased 4,956 Mcf or 24.7% resulting in a further reduction of natural gas sales by $9,260.

Lease operating expense per Barrel of Oil Equivalent ("BOE") for the three months ended March 31, 2016 and 2015, was $35.10 and $26.18, respectively, an increase of $8.92 or 34.1% compared to the same period in 2015. Many of the wells included in our acreage have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred.  The increase in the cost per BOE can be attributed to the increased maintenance and chemical work performed during the three month period ended March 31, 2016, in order to enhance production and curtail the natural decline curve. LOE for the three month period ended March 31, 2016 and 2015, were $282,558 and $216,799, which was an increase of $65,759 or 30.3%, compared to the same period in the prior year. The increase in LOE costs can be attributed to the new wells we acquired n December 2015.

Production taxes for the three months ended March 31, 2016 and 2015, were $14,144 and $18,425, respectively, a decrease of $4,311 or 23.4%. We generally expect absolute production tax expense to trend as a percentage with oil, gas, and NGL production revenue. Production taxes as a percentage of revenue for the three months ended March 31, 2016 and 2015, were 7.7% and 7.6%, which is consistent with what we would expect. Product mix, the location of production, and incentives to encourage oil and gas development can all impact or change the amount of production tax we recognize.

Under successful efforts accounting, DD&A expense is separately computed for each producing field based on geologic and reservoir delineation. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas. Our DD&A expense for the three months ended March 31, 2016 and 2015, were $155,000 and $191,028, a decrease of $36,028 or 18.9%. This decrease can be attributed to a lower depletable base because of a write down of oil and gas properties at December 31, 2015, against impairment expense, as well as, an increase in the reserve base related to the acquisition of additional producing wells in December 31, 2015, which reduced the DD&A rate.

We perform assessments of our long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. To the extent such assessments indicate a reduction of the estimated useful life or estimated future cash flows of our oil and gas properties, the carrying value may not be recoverable and therefore an impairment charge would be required to reduce the carrying value of the proved properties to their fair value.

The cash flow model we use to assess proved properties for impairment includes numerous assumptions. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) Management's price outlook and (iv) increases or decreases in production costs and capital costs associated with those reserves. All inputs to the cash flow model are evaluated at each measurement date.

As a result of our proved property impairment assessments, we recognized a $252,000 noncash impairment charge to reduce the carrying values of our proved properties at March 31, 2016.

General and Administrative

Presented below is a summary of general and administrative expenses for the three months ended March 31, 2016 and 2015:

	Three Months ended
	March 31,
General and administrative expenses:	2016	2015
Director fees	10,000	10,000
Investor relations	1,907	3,163
Legal, auditing and professional fees	29,171	12,565
Consulting fees - Related Parties	16,500	47,400
Other adminstrative expenses	15,166	19,154
Depreciation	-	142
Total G&A Expense	72,744	92,424

General and administrative expenses decreased $19,680 or 21.3% for the three month period ended March 31, 2016, compared to the same period in 2015. This reduction is primarily due to a decrease in related party consulting fees. During 2015 there was a monthly charge of $10,000 charged to related party consulting fees under an agreement with DNR, whereby executive level expertise is provided for our existing and prospective oil and gas properties. The total monthly charge under the operating agreement was $18,000, of which $8,000 is allocated to lease operating expense. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company. We re-negotiated this agreement in 2016 and are no longer paying the $10,000 consulting fee in 2016 and are only paying the operating fee which increased to $13,000 compared to $8,000 in the prior year. This $30,000 reduction of related party consulting expense was offset by increased general corporate legal fees. Management continues to focus on reducing general and administrative expenses as a cost per BOE, which decreased $2.12 per BOE or 19.0% to $9.04 per BOE at March 31, 2016, compared to $11.16 per BOE in the prior year for the same period.

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015, was $22,715 and $27,158, a decrease of $4,443 or 16.4%. The decrease of interest expense was due to a decrease in debt compared to the same period the last year. We recorded $3,014 of interest expense to related parties at March 31, 2016 and paid $645 to one of the related parties. The remaining interest expense was due to unrelated parties, of which we made payments of $19,904 at March 31, 2016.

Liquidity and Capital Resources
We have reported net operating losses during the three months ended March 31, 2016, and for the fiscal year ended December 31, 2015. We also had negative working capital at March 31, 2016, and we are currently in default with two of our creditors for which we have notes payable for an aggregate amount of $162,000. In order to execute our drilling plans and to be in a position to seek to acquire additional interests in oil and gas properties that meet our objectives, we need to obtain significant additional financing. This recent history of operating losses, negative working capital and defaults, along with the recent decrease in commodity prices, may adversely affect our ability to access the capital we need to continue operations on terms acceptable to us when such capital is needed. Historically, we have used a line of credit, preferred stock offerings and sales of oil and gas properties in order to fund our operations. In late 2015, we raised approximately $1.7 million through a private placement of our Series A2 Preferred Stock. We have successfully negotiated extensions with some of our key notes payable holders resulting in extending the due date out two years. Since 2011, we have sold various interests in some of our oil and gas properties, which have resulted in aggregate net proceeds from these sales of $6,377,000. Still, our ability to continue as a going concern is dependent upon the ability to successfully accomplish our business plan and continue to secure other sources of financing and attain continuously profitable operations. The Company continues to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to the Company, if at all.

We had a working capital deficit as of March 31, 2016 of approximately $1.1 million, compared to a working capital deficit of approximately $1.4 million at December 31, 2015. The decrease in our deficit was primarily due to a payment made to DNR related to a settlement agreement of approximately $300,000 that was included in accounts payable to DNR, and a decrease in our current notes payable due to executing some amendments on various notes payable that extended the due date making those related notes long term debt.

We used $343,787 in operating cash flow during the three month period ended March 31, 2016 compared to positive cashflow of $8,916 generated through operating activities during the same period in the prior year. This was primarily related to lower oil and natural gas prices, which resulted in lower revenues of approximately $87,000 and due to the payment of approximately $300,000 due to DNR related to a settlement agreement.

Investing activities used net cash of $146, which was related to the payment of some leasehold costs in which we own a very small working interest in. We used $11,962 of cash during the three month period ended March 31, 2015, related to oil and gas capital expenditures.

We had $145,060 of net cash provided by financing activities for the quarter ended March 31, 2016. For the quarter ended March 31, 2015, we had net cash financing activities use of $6,493. We entered into a short-term note payable with an unrelated party for net proceeds of $25,500 to finance our D&O Insurance liability policy, we made principal payments on our debts in the amount of $35,440, we received $105,000 related to the A2 Preferred Stock issued during the prior year, as well as, receiving proceeds of $50,000 for an additional sale of 5 shares of our A2 Preferred Stock.

Off-Balance Sheet Arrangements

In connection with the related party acquisition of oil and gas properties in the third quarter of 2011, we acquired interests in certain geologic zones of the properties. This agreement contained several arrangements that would require us to pay certain amounts depending on certain thresholds met. However, on January 19, 2016, but effective December 31, 2015, we entered into a settlement agreement with the Sellers of these properties, whereby in consideration of the amounts indicated below, the parties (i) terminated Exhibits C and C-2 to the DNR and Tindall PSA for all purposes; (ii) extinguished all liabilities of the Company under Exhibit C of the DNR and Tindall PSA including $250,000, related to the increase in oil prices after the acquisition; (iii) agreed that the promissory note owed by us to DNR in the amount of $792,151 and accrued interest thereon was paid in full; and (iv) released each other against any and all claims which have been raised or could have been raised among them. Specifically, Exhibits C and C-2 to the DNR and Tindall PSA related to potential payments that would have been needed to be made by us in the event oil prices increased to certain levels and related to certain payments that would have been needed to be made by us in the event we sold certain properties purchased under the Purchase and Sale Agreement. Exhibits C and C-2 were terminated and extinguished (including any amounts owed thereunder including $250,000 under Exhibit C to the Purchase and Sale Agreement) in exchange for 25 fully paid, nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock. Consideration to pay the above promissory note in full consisted of us issuing to DNR 65 fully paid, nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock, and paying DNR $303,329 in cash, which was paid during the three month period ended March 31, 2016.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company is a "Smaller Reporting Company" as defined by Rule 229.10 (f)(1) and is not required to provide or disclose the information required by this item.

Item 4 - Controls and Procedures

As of March 31, 2016, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, and (iii) our controls over financial statement disclosures were determined to be ineffective.

Further, there were no changes in our internal control over financial reporting subsequent to March 31, 2016, and through the filing date that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. On September 29, 2016, a complaint was filed against the Company and two others in the Superior Court of Arizona, Maricopa County, entitled Eric Langan, Paul McNulty, Patricia Quick, Stony Point Fund, L.P., and Jeffrey H. Wallen, D.D.S., P.C. vs. Arête Industries, Inc., Don Prosser, and Charles Davis. The complaint alleges that defendants Prosser and Davis made certain material representations to the plaintiffs in connection with the alleged purchase by the plaintiffs of $555,000 in common stock of the Company. The complaint alleges that the alleged misrepresentations were deliberate and requests damages against all of the defendants to compensate the plaintiffs for their alleged injuries resulting from the alleged misrepresentations, including punitive damages. The Company and the other defendants believe the action is entirely without merit and intend to vigorously defend the proceeding.

Item 1A - Risk Factors.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on May 10, 2016. The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2015, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Beginning in December 2015, the Company began privately offering up to 600 shares of its newly created 7% Series A2 Convertible Preferred Stock at a purchase price per share equal to $10,000 for aggregate consideration of up to $6,000,000.  As of March 31, 2016, the Company had sold subscriptions equal to $1,820,000 (182 shares).  The shares of 7% Series A2 Convertible Preferred Stock issued as described above were sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506(b) promulgated thereunder.  These securities qualified for exemption under Rule 506 promulgated under Section 4(2) of the Securities Act because the issuance of securities by the Company did not involve a "public offering" based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees with whom the Company had preexisting business relationships; (ii) there was no public solicitation in connection with any offers or sales of the securities; (iii) each offeree was an "accredited investor" as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees.
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

By: /s/ Nicholas Scheidt, CEO
Nicholas L Scheidt, Principal Executive Officer
Dated: December 23, 2016

By: /s/ Tristan R. Farel
Tristan R Farel, Chief Financial Officer
Dated: December 23, 2016