Form 10-Q
period 2016-06-30
ARETE INDUSTRIES INC
filed 2017-02-06
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☐  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of February 6, 2017, the Registrant had 14,642,080 shares of common stock issued and outstanding.

ARÊTE INDUSTRIES, INC.

Part 1 – Financial Information
Item 1 - Financial Statements
ARÊTE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	As of
	June 30,	December 31,
ASSETS	2016	2015

Current Assets:
Cash	$265,778	$521,666
Accounts receivable - oil and gas sales	20,960	2,539
Subscription receivable	-	105,000
Prepaid expenses and other	25,345	32,554

Total Current Assets	312,083	661,759

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	8,431,505	8,683,273
Unproved properties	154,977	154,836
Furniture and equipment	22,522	22,522
Total property and equipment	8,609,004	8,860,631
Less accumulated depreciation, depletion and amortization	(3,496,522)	(3,245,522)

Net Property and Equipment	5,112,482	5,615,109

TOTAL ASSETS	$5,424,565	$6,276,868

The Accompanying Notes are an Integral Part of These Financial Statements

ARÊTE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS, Continued (Unaudited)

	As of
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2016	2015
Current Liabilities:
Accounts payable:
Trade accounts payable	130,987	64,896
Accounts payable - DNR Oil & Gas, Inc.	267,259	501,281
Accounts payable - directors and affiliates	31,398	-
Dividends payable:
Dividends payable	5,934	-
Dividends payable - directors and affiliates	41,536	-
Accrued interest expense:
Accrued interest expense	2,630	2,532
Accrued interest expense - directors and affiliates	14,074	9,442
Notes and advances payable - current portion:
Notes and advances payable	253,854	989,853
Notes and advances payable - directors and affiliates	134,354	13,152
Current portion of asset retirement obligations	419,094	409,621
Other accrued costs and expenses	101,077	68,577
Total Current Liabilities	1,402,197	2,059,354
Long-Term Liabilities:
Notes and advances payable, net of current portion:
Notes and advances payable, net of discount	919,976	173,519
Notes and advances payable - Directors and affiliates	23,617	151,379
Asset retirement obligations, net of current portion	623,913	585,576
Total Long-Term Liabilities	1,567,506	910,474
Total Liabilities	2,969,703	2,969,828
Commitments and Contingencies (Notes 6, 7 and 8)
Stockholders' Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; 30,000 shares authorized, none issued and outstanding.	-	-
Series 2; authorized 2,500 shares, 272 and 267 shares issued and outstanding in 2016 and 2015, respectively, liquidation preference $2,767,470 at June 30, 2016.	2,720,000	2,670,000
Common stock, no par value; 499,000,000 shares authorized, 14,642,080 and 14,295,413 issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	21,531,569	21,502,635
Accumulated deficit	(21,796,707)	(20,865,595)
Total Stockholders' Equity	2,454,862	3,307,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,424,565	$6,276,868

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$260,574	$200,029	$414,557	$387,178
Natural gas sales	17,200	34,531	45,418	90,047
Royalty revenues	379	3,000	1,277	3,941
Sale of oil and natural gas properties	-	-	-	27,120
Total revenues	278,153	237,560	461,252	508,286
Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	204,897	198,069	487,455	414,868
Production taxes	21,953	19,374	36,067	37,799
Depreciation, depletion, amortization and accretion	120,268	133,988	298,810	341,957
Impairment	-	-	252,000	-
Gas gathering:
Operating expenses	-	-	-	1,406
Depreciation	-	11,055	-	22,110
General and administrative expenses:
Director fees	10,000	12,000	20,000	22,000
Investor relations	5,406	7,465	7,313	10,628
Legal, auditing and professional fees	56,713	61,290	85,884	73,855
Consulting fees executive services-Related Parties	24,232	36,000	40,732	83,400
Other administrative expenses	8,006	25,285	23,172	44,439
Depreciation	-	143	-	285
Total operating expenses	451,475	504,669	1,251,433	1,052,747
Operating loss	(173,322)	(267,109)	(790,181)	(544,461)
Other income (expense)
Interest income (expense), net	(22,237)	(31,522)	(44,952)	(58,680)
Total other expense	(22,237)	(31,522)	(44,952)	(58,680)
Loss before income taxes	(195,559)	(298,631)	(835,133)	(603,141)
Income tax benefit (expense)	-	-	-	-
Net loss	$(195,559)	$(298,631)	$(835,133)	$(603,141)
Net Loss Applicable to Common Stockholders:
Net loss	$(195,559)	$(298,631)	$(835,133)	$(603,141)
Preferred stock dividends declared	(47,470)	-	(95,979)	-
Net loss applicable to common stockholders	$(243,029)	$(298,631)	$(931,112)	$(603,141)
Loss Per Share Applicable to Common Stockholders:
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.05)

Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.05)
Weighted Average Number of Common Shares Outstanding:
Basic	14,469,700	12,753,000	14,382,550	12,732,000

Diluted	14,469,700	12,753,000	14,382,550	12,732,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, January 1, 2014	-	$-	12,558,459	$21,294,887	$(16,118,542)	$5,176,345

Common Stock Issued for Services - Related Parties	-	-	206,666	32,516	-	32,516
Common Stock Issued for Directors Fees	-	-	530,288	75,232	-	75,232
Issuance of common stock for oil and gas acquisition	-	-	1,000,000	100,000	-	100,000
Issuance of series A2 preferred stock	177	1,770,000	-	-	-	1,770,000
Preferred stock issued for settlement of debt with a related party	90	900,000	-	-	-	900,000
Net loss	-	-	-	-	(4,747,053)	(4,747,053)
Balances, December 31, 2015	267	$2,670,000	14,295,413	$21,502,635	$(20,865,595)	$3,307,040
Issuance of common stock for services	-	-	316,667	25,334	-	25,334
Issuance of common stock related to notes payable (See Note 7)	-	-	30,000	3,600	-	3,600
Issuance of series A2 preferred stock	5	50,000	-	-	-	50,000
Preferred stock dividends	-	-	-	-	(95,979)	(95,979)
Net loss	-	-	-	-	(835,133)	(835,133)
Balances, June 30, 2016	272	$2,720,000	14,642,080	$21,531,569	$(21,796,707)	$2,454,862

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(835,133)	$(603,141)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	251,000	329,717
Accretion of discount on asset retirement obligations	47,810	34,635
Gain on sale of oil and gas properties	-	(27,120)
Common stock issued in exchange for services	25,334	28,500
Impairment expense	252,000	-
Changes in operating assets and liabilities:
Accounts receivable	(18,421)	86,601
Prepaid expenses and other	7,209	13,467
Accounts payable	66,091	29,496
Accounts payable - related parties and director's fees	31,398	-
Accounts payable - DNR Oil & Gas, Inc.	(234,022)	-
Other accrued expenses and accrued interest	37,230	78,754
Net cash used in operating activities	(369,504)	(29,091)
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(373)	(93,116)
Proceeds from sale of oil & gas properties	-	50,000
Net cash used in investing activities	(373)	(43,116)
Cash Flows from Financing Activities:
Proceeds from notes payable	125,500	60,000
Principal payments on notes payable	(118,002)	(12,270)
Proceeds received from subscription receivable	105,000	-
Preferred stock dividends paid	(48,509)	-
Proceeds received from issuance of Series A2 Preferred Stock	50,000	-
Net cash provided by financing activities	113,989	47,730
Net decrease in cash and equivalents	(255,888)	(24,477)
Cash and equivalents, beginning of period	521,666	30,755

Cash and equivalents, end of period	$265,778	$6,278

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$40,881	$34,838
Accrued dividends	$47,470	$-
Common stock issued for loan closing costs	$3,600	$-
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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Arête's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of June 30, 2016, and December 31, 2015, and the results of operations, changes in stockholders' equity, and cash flows for the quarters ended June, 30, 2016, and 2015. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company's 2015 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

 In connection with the preparation of its unaudited condensed financial statements, the Company evaluated events subsequent to the balance sheet date of June 30, 2016, through the filing date of this report.

Liquidity and Management's Plans

The Company has incurred net operating losses during the six months ended June 30, 2016, and for the fiscal year ended December 31, 2015. The Company also has negative working capital at June 30, 2016, and is currently in default with one of its creditors for which it has a note payable. This history of operating losses, negative working capital and defaults, along with low commodity prices, may adversely affect the Company's ability to access the capital it needs to continue operations on terms acceptable to the Company when such capital is needed. However, due to the Company's limited capital raise (see Note 6 - Stock transactions and preferred stock dividends), its entry into extensions of some of its notes payable to long-term debt (see Note 7 - Notes and advances payable) and the acquisition of additional producing wells and properties at the end of 2015, the Company believes that it can raise additional capital to fund its current operations over, at least 12 months from the date of this filing. The Company's ability to continue as a going concern is dependent upon its ability to secure other sources of financing and attain profitable operations. The Company continues to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to the Company, if at all.

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

The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Once incurred, a write-down may not be reversed in a later period. For the six month periods ended June 30, 2016 and 2015, the Company recorded impairment expense of $252,000 and $0, respectively, against its oil and gas properties.

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

Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Company will recognize an impairment loss at that time. There was no provision for impairment recorded against its unproved property for the six month periods ended June 30, 2016 and 2015.

Revenue recognition

The Company records revenues from the sale of crude oil, natural gas and natural gas liquids ("NGL") when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over and under produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances at June 30, 2016 and December 31, 2015 were not material.

Earnings per share

 Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series A2 preferred stock that is convertible into common stock at an exchange price of $2.00 per common share. As of June 30, 2016, the convertible preferred stock had an aggregate liquidation preference of $2,720,000 and was convertible to 1,360,000 shares of common stock. These shares were excluded from the earnings per share calculation because they would be anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three month periods ended June 30,		Six month periods ended June 30,
	2016	2015	2016	2015
Net loss available to common shareholders – Basic	$(243,029)	$(298,631)	$(931,112)	$(603,141)
Plus: Preferred stock dividends	-	-	-	-
Net loss available to common shareholders – Diluted	$(243,029)	$(298,631)	$(931,112)	$(603,141)
Weighted average common shares outstanding – Basic	14,469,700	12,753,000	14,382,550	12,732,000
Add: Dilutive effect of stock options	-	-	-	-
Add: Dilutive effect of preferred stock	-	-	-	-
Weighted average common shares outstanding – Diluted	14,469,700	12,753,000	14,382,550	12,732,000

Net loss per common share:
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.05)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.05)

New accounting pronouncements

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 changes certain guidance related to the recognition, measurement, presentation and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted for the majority of the update, but is permitted for two of its provisions. The Company is evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

In February 2016, FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2018 and for interim periods beginning the following year. This update should be applied using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

In January 2017, FASB issued ASU 2017-01, "Business Combinations." These amendments clarify the definition of a business. The amendments affect all reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company is evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

Note 3 - Oil and Gas Properties

The following table sets forth information concerning the Company's oil and gas properties:

	June 30, 2016	December 31, 2015
Proved oil and gas properties at cost, net of impairment	$8,431,505	$8,683,273
Unproved oil and gas properties at cost, net of impairment	154,977	154,836
Accumulated depreciation, depletion and amortization	(3,474,000)	(3,223,000)
Oil and gas properties, net	$5,112,482	$5,615,109

During the six month periods ended June 30, 2016 and 2015, the Company recorded depletion expense of $251,000 and $307,322 respectively. The Company recorded impairment expense of $252,000 and $0 for the six month periods ended June 30, 2016 and 2015, respectively.
Acquisitions

In 2011, the Company entered into a purchase and sale agreement ("DNR and Tindall PSA") and other related agreements and documents with Tucker Family Investments, LLLP, which is referred to as "Tucker"; DNR Oil & Gas, Inc. which is referred to as "DNR"; and Tindall Operating Company, which is referred to as "Tindall", and collectively are referred to  as the "Sellers", for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana. DNR is owned primarily by an officer and director of the Company, Charles B. Davis, and he is an affiliate of Tucker and Tindall. The consideration for the purchase was determined by bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price was paid in full on September 29, 2011.

On January 19, 2016, but effective December 31, 2015, (the "Effective Date") the Company entered into a Settlement Agreement with Tucker, DNR and Tindall regarding the DNR and Tindall PSA and other related matters. In consideration of the amounts indicated below, the parties (i) terminated Exhibits C and C-2 to the DNR and Tindall PSA for all purposes; (ii) extinguished all liabilities of the Company under Exhibit C of the DNR and Tindall PSA including $250,000 related to the increase in oil prices after the acquisition; (iii) agreed that the promissory note of $792,151 due to DNR (See Note 7 – Notes and Advances Payable) and accrued interest thereon was paid in full; and (iv) released each other against any and all claims which have been raised or could have been raised among them. Specifically, Exhibits C and C-2 to the DNR and Tindall PSA related to potential payments that would have needed to have been made by the Company in the event oil prices increased to certain levels and related to certain payments to have been made by the Company in the event it sold certain properties purchased under the DNR and Tindall PSA. Exhibits C and C-2 were terminated and extinguished (including any amounts owed thereunder including an alleged amount of $250,000 under Exhibit C to the DNR and Tindall PSA) in exchange for 25 fully paid nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock. Consideration to pay the above promissory note in full consisted of the issuance to DNR of 65 fully paid, nonassessable restricted shares of its 7% Series A2 Convertible Preferred Stock, and paying DNR $303,329 in cash, which was paid January 19, 2016. A description of the terms of the 7% Series A2 Convertible Preferred Stock, including its terms of conversion into shares of the Company's common stock is set forth below in Note 6 - Stock transactions and preferred stock dividends.  The Company recorded an expense of $141,099 included in other operating expense in the statement of operations at December 31, 2015, as a result of this transaction. At June 30, 2016, the Company's only remaining liabilities to DNR related to oil and gas operations are recorded in Accounts payable – DNR Oil & Gas, Inc. on the balance sheet.

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
Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment. The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of June 30, 2016 and December 31, 2015.
Note 5 - Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $8.3 million which expire in 2018 through 2035. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the period ended June 30, 2016, the Company did not recognize any income tax benefit due to the valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of June 30, 2016, the Company had no unrecognized tax benefits.

Note 6 - Stock transactions and preferred stock dividends

Common stock

On May 11, 2016, the Company issued 316,667 shares of restricted common stock to its Chief Financial Officer as compensation for services performed from January 1 through May 31, 2016.
On June 29, 2016, the Company issued 30,000 shares of restricted common stock as a loan closing cost related to one of its notes payable valued at $3,600 (see Note 7 – Notes and advances payable).

Preferred stock

On December 11, 2015, the Company began a private placement of its Series A2 7% Preferred Convertible Stock with a maximum amount of 600 shares at $10,000 per share or $6,000,000. At June 30, 2016, the Company had $2,720,000 (272 shares) outstanding. 177 shares ($1,770,000) were sold for cash during the fiscal year ended December 31, 2015, 90 shares ($900,000) were issued to DNR as part of the consideration for a settlement entered into with DNR during fiscal year ended December 31, 2015 and 5 shares ($50,000) were sold on January 7, 2016.

Note 7 - Notes and advances payable

Notes payable consist of the following as of the date indicated:

	June 30, 2016	December 31, 2015
Officers, directors and affiliates:
Note payable, interest 7.0%, due January 2019 (1)	37,243	43,803
Collateralized note payable (2)	120,728	120,728

Total officers, directors and affiliates	157,971	164,531
Less: Current portion of officers, directors, and affiliates	134,354	13,152

Long-term portion of officers, directors, and affiliates	$23,617	$151,379

Unrelated parties:
Notes payable, interest at 7.5%, due April 2016 (3)	$100,000	$100,000
Note payable, due March 2017 (4)	165,953	169,660
Note payable, interest variable (see below) due June 28, 2018 (5)	523,000	616,105
Note payable, interest at 7.0%, due August 2016 (6)	62,000	62,000
Notes payable, interest at 7.0%, due January 2017 (7)	27,718	32,606
Notes payable, interest at 7.0%, due January 2016, Extended to May 2016 (8)	183,000	183,000
Notes payable, interest at 4.957%, due October 2017 (9)	15,759	-
Notes payable, net of discount, interest at 7.0%, due June 29, 2018 (10)	96,400	-

Total unrelated parties	1,173,830	1,163,371
Less: Current portion of unrelated parties	253,854	989,853
Long-term portion of unrelated parties	$919,976	$173,519

(1)
In January 2014, we memorialized certain short-term liabilities with owed to one of our directors, Charlie Davis, into a formal promissory note. This note accrues interest at an annual rate of 7.0% with monthly payments equal to $1,316 (principal and interest) and will mature on January 1, 2019.

(2)
On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, ("Apex") the principal sum of $120,728, with interest accruing at an annual rate of 7.5%, with principal and interest due on March 31, 2017. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other asset sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company paid a loan fee to Apex of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The Company obtained a default waiver from Apex related to the new notes entered into through the six month period ended June 30, 2016. The Company has not had operating income or had any lease or well sales in the current fiscal year; therefore, no payments have been made to Apex through June 30, 2016.

(3)
On March 28, 2012, the Company executed a promissory note with Pikerni, LLC ("Pikerni"). This note was extended and amended on April 1, 2015,extending the maturity date of the note to April 1, 2016, with principal payments of $5,000 due on June 30, 2015, September 30, 2015, December 31, 2015, and March 31, 2016, and the remaining principal balance of $80,000 due on April 1, 2016. The note accrues interest at an annual rate of 7.5% and is payable quarterly. The Company did not make any of the principal payments and was in default on this note, however, in January 2016 the Company entered into an extension agreement with Pikerni, with an effective date of June 15, 2016. The principal amount of $100,000 was extended to March 30, 2018, with interest continuing to accrue at an annual rate of 7.5% and interest payments continuing to be paid in 90-day intervals.

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

On December 31, 2013, the Company executed a promissory note with Mr. Prosser for $28,500. This note accrues interest at a rate of 7.0% with monthly payments equal to $564 (principal and interest) and matures on January 1, 2019.

(5)
On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 15, 2015, subsequently extended to June 28, 2018. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index plus an add on index with the current and minimum rate of 6.5%,  the note has draw provisions and is collateralized by the wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Banks pledged by a related party, and 5) the personal guarantee of Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company's PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. At June 30, 2016, the borrowing base was $523,000. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. At June 30, 2016, the Company was in compliance with all of the covenants. The above-referenced promissory note contains customary default and acceleration provisions and provides for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks.

(6)
On August 15, 2014, the Company redeemed the remaining 10 shares of Series A-1 Convertible Preferred Stock outstanding for consideration of $77,500, of which $15,500 was paid in cash and the remaining amount as a promissory note for $62,000. The note accrues interest at 7% per annum, payable in two installments as follows;

a.	A payment of $31,000, plus accrued and unpaid interest was payable on August 15, 2015
b.	A payment of $31,000, plus accrued and unpaid interest was payable on August 15, 2016
The Company did not make the August 15, 2015, or August 15, 2016, principal payment and is currently in default on this note. The Company is negotiating new terms with the note holder.
(7)
On December 31, 2013, the Company executed a promissory note with Pikerni for $49,500. This note accrues interest at a rate of 7.0% per annum with monthly payments equal to $980 (principal and interest) and matures on January 1, 2019.

(8)
In June 2013, in connection with the conversions of Series A-1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. We have agreed in writing with the holders of these two existing notes to extend the maturity date of the notes to June 18, 2018.

(9)
On March 1, 2016, the Company entered into a Commercial Premium Finance Agreement – Promissory Note in the amount of $25,976 to finance one of its insurance policies. This note accrues interest at a rate of 4.957% and matured on October 17, 2016 with monthly payments equal to $3,247 (principal and interest). This note was paid in full on October 17, 2016.

(10)
On June 29, 2016, the Company entered into a promissory note with an unrelated party and received $100,000 and issued 30,000 shares of the Company's restricted common stock, valued at $3,600, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 29, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. All payments have been made on this note through the filing of this report. The loan servicing fee will be amortized over the life of the loan.

On June 30, 2016, the Company entered into a promissory note with an unrelated party for $100,000 and the issuance of 20,000 shares of the Company's restricted common stock, valued at $2,400, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 30, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. The proceeds for this note were received on July 1, 2016, upon formal closing of the transaction. The loan servicing fee will be amortized over the life of the loan
On June 30, 2016, the Company entered into a promissory note with an unrelated party for $25,000 and the issuance of 12,500 shares of the Company's restricted common stock, valued at $1,500, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 29, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. The proceeds from this note were received on July 5, 2016, upon formal closing of the transaction. The loan servicing fee will be amortized over the life of the loan.

Note 8 -	Asset retirement obligations

A reconciliation of the Company's asset retirement obligations ("ARO") at June 30, 2016, is as follows:

Balance, December 31, 2015	$995,197
Accretion expense	47,810

Balance, June 30, 2016	1,043,007

Less current asset retirement obligations	(419,094)

Long-term asset retirement obligations	$623,913

Note 9 -	Subsequent events

On September 29, 2016, a complaint was filed against the Company and two others in the Superior Court of Arizona, Maricopa County, entitled Eric Langan, Paul McNulty, Patricia Quick, Stony Point Fund, L.P., and Jeffrey H. Wallen, D.D.S., P.C. vs. Arête Industries, Inc., Don Prosser, and Charles Davis. The complaint alleges that defendants Prosser and Davis made certain material representations to the plaintiffs in connection with the alleged purchase by the plaintiffs of $555,000 in common stock of the Company. The complaint alleges that the alleged misrepresentations were deliberate and requests damages against all of the defendants to compensate the plaintiffs for their alleged injuries resulting from the alleged misrepresentations, including punitive damages. The Company has moved to dismiss the case and it and the other defendants believe the action is entirely without merit and intend to vigorously defend the proceeding.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarters ended June 30, 2016 and 2015 should be read together with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, and the financial statements and footnotes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

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

It is our desire to provide an understanding of the Company's past performance, its financial condition and its prospects for the future. Accordingly, we discuss and provide our analysis of the following:

•	Results of operations;
•	Liquidity and capital resources;
•	Contractual obligations;
•	Off balance sheet arrangements;
•	Critical accounting policies; and
•	New accounting pronouncements.

Oil, Gas, and NGL Prices

Our financial condition and the results of our operations are significantly affected by the prices we receive for our oil, gas, and NGL production, which can fluctuate dramatically. Our oil and gas is sold under our operators' contracts paying us various industry posted prices, adjusted for basis differentials. We are paid the average of the daily settlement price for the respective posted prices for the period in which the product is sold, adjusted for quality, transportation and location differentials.

We expect future prices for oil, gas, and NGLs to continue to be volatile.  In addition to supply and demand fundamentals, as a global commodity, the price of oil is affected by real or perceived geopolitical risks in all regions of the world as well as the relative strength of the dollar compared to other currencies. Oil markets continue to be unstable.

Results of Operations for the Three and Six months Ended June 30, 2016 and 2015

Presented below is a discussion of our results of operations for the three and six months ended June 30, 2016 and 2015.

Net Loss Applicable to Common Stockholders

Three Months Ended June 30, 2016 and 2015

Net loss applicable to common stockholders for the three months ended June 30, 2016 and 2015 was $243,029 and $298,631, respectively. The decrease in the net loss of $55,602 or 18.6% was due to a slight increase in lease operating expenses, accretion expense and production taxes, which in aggregate increased $15,981, offset by an increase in oil and gas salesof $40,593 due to greater volumes of oil being sold during the three months ended June 30, 2016, and to decreases in DD&A expense of $31,492, general and administrative ("G&A") expenses of $37,683 and interest expense, net of interest income of $9,285. The Company also declared dividends on its Series 2 Class A Preferred Stock equal to $47,470 during the three months ended June 30, 2016.

Six Months Ended June 30, 2016 and 2015

Net loss applicable to common stockholders for the six months ended June 30, 2016 and 2015 was $931,112 and $603,141, respectively. The current year net loss was greater by $327,971 or 54.4%, primarily due to a noncash impairment charge of $252,000 to the carrying value of our proved oil and gas properties incurred during the three months ended March 31, 2016, as well as, lower oil and gas sales of $47,034 compared to the same period in the prior year, which  included a sale of an oil and gas asset in the prior period of $27,120. In addition, lease operating expenses and accretion expense increased $84,356 in the current period, while production taxes, DD&A, general and administrative ("G&A") expenses and interest expense, net of interest income decreased $151,398. The Company also declared dividends on its Series 2 Class A Preferred Stock equal to $95,979 during the six months ended June 30, 2016.

The discussion below further discusses our results for the three and six months ended June 30, 2016 and 2015.

Oil and Gas Producing Activities

The results of our producing oil and gas properties are presented below for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Oil Sales	$260,574	$200,029	$414,557	$387,178
Natural Gas Sales	17,200	34,531	45,418	90,047
Royalty sales	379	3,000	1,277	3,941
Sale of oil and gas properties	-	-	-	27,120
Total Revenue	278,153	237,560	461,252	508,286

Lease Operating Expense	204,897	198,069	487,455	414,868
Production Taxes	21,953	19,374	36,067	37,799
Depreciation, depletion, amortization ("DD&A")	96,000	116,294	251,000	307,322
Accretion	24,268	17,694	47,810	34,635
Impairment expense	-	-	252,000	-
Total operating expenses	347,118	351,431	1,074,332	794,624
Net operating loss before general and administrative expense	(68,965)	(113,871)	(613,080)	(286,338)

Net barrels of oil sold	6,379	3,968	11,911	8,905
Net mcf of gas sold	10,323	14,812	25,427	34,872
Boe	8,100	6,437	16,149	14,717
Average price for oil	$40.85	$50.41	$34.80	$43.48
Average price for gas	$1.67	$2.33	$1.79	$2.58
Lease operating expense per BOE	$25.30	$30.77	$30.19	$28.19
DD&A per BOE	$11.85	$18.07	$15.54	$20.88

Three Months Ended June 30, 2016 and 2015

Our oil and gas sales are primarily attributable to our properties in Kansas and Wyoming. Oil sales for the three months ended June 30, 2016 and 2015, were $260,574 and $200,029, respectively, an increase of $60,545 or 30.3%, due primarily to increased sales volumes, which were 6,379 barrels of oil during the three months ended June 30, 2016, compared to 3,968 barrels of oil during the same period in the prior year. The effect on our oil sales due to the increased sales volumes was an increase of $98,486. However, the average realized oil price during the three months ended June 30, 2016, was $40.85, which was $9.56 lower than the price per barrel of oil  for the same period in the prior year, which was $50.41. This 19.0% decrease in price negatively impacted our oil sales by $37,941. The increase in our oil sales production was due to the wells we acquired in December 2015.

Our natural gas sales for the three months ended June 30, 2016 and 2015 were $17,200 and $34,531, respectively, a decrease of $17,331 or 50.2%. The average realized natural gas prices, including proceeds from sales of NGL's, for the three months ended June 30, 2016 and 2015, were $1.67 and $2.33 per Mcf, a decrease of $0.67 or 28.5%. The impact on natural gas sales in the current year due to the lower realized prices resulted in decreased natural gas sales of $7,479 and the decrease in natural gas volumes, which decreased 4,489 Mcf or 30.3% resulted in a further reduction of natural gas sales by $9,852.

Lease operating expense per Barrel of Oil Equivalent ("BOE") for the three months ended June 30, 2016 and 2015 were $25.30 and $30.77, respectively, a decrease of $5.47 or 17.8%. Many of the wells in our acreage have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred.  The decrease in the cost per BOE was due to increased production during the three month period ended June 30, 2016, and to the wells we acquired in December 2015, which have a lower average LOE. LOE for the three month period ended June 30, 2016 and 2015 was $204,897 and $198,096, which was a slight increase of $6,828 or 3.4%. The increase in LOE costs was due to the wells we acquired in December 2015.

Production taxes for the three months ended June 30, 2016 and 2015 were $21,953 and $19,374, respectively, an increase of $2,579 or 13.3%. We generally expect absolute production tax expense to trend as a percentage with oil, gas, and NGL production revenue. Production taxes as a percentage of revenue for the three months ended June 30, 2016 and 2015 were 7.9% and 8.2%, which is consistent with what we would expect.

Under successful efforts accounting, DD&A expense is separately computed for each producing field based on geologic and reservoir delineation. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas. Our DD&A expense for the three months ended June 30, 2016 and 2015 was $96,000 and $116,294, a decrease of $20,294 or 17.5%. This decrease was due primarily to a lower depletable cost basis of our oil and gas properties due to an impairment expense taken in December 2015 and March 2016.

Six Months Ended June 30, 2016 and 2015

Our oil sales for the six months ended June 30, 2016 and 2015 were $414,557 and $387,178, respectively, an increase of $27,379 or 7.1%. This increase was due to increased sales volumes, which were 11,911 barrels of oil during the six months ended June 30, 2016, compared to 8,905 barrels of oil during the same period in the prior year. The effect on our oil sales due to the increased sales volumes was an increase of $104,622. However, the average realized oil price during the six months ended June 30, 2016, was $34.80, which was $8.67 less compared to $43.48 per barrel in 2015 for the same period. This 20.0% decrease in price negatively impacted our oil sales by $77,243.

Our natural gas sales for the six months ended June 30, 2016 and 2015 were $45,418 and $90,047, respectively, a decrease of $44,629 or 49.6%. The average realized natural gas prices, including proceeds from sales of natural gas liquids, for the six months ended June 30, 2016 and 2015, were $1.79 and $2.58 per Mcf, a decrease of $0.80 or 30.8%. The impact on natural gas sales in the current year due to the lower realized prices resulted in decreased natural gas sales of $27,758, which was further impacted by decreased natural gas volumes, 9,445 Mcf or 27.1% lower volumes, resulting in a reduction of natural gas sales of $16,871.

Lease operating expense for the six months ended June 30, 2016 and 2015 were $487,455 and $414,868, which was an increase of $72,587 or 17.5%. LOE per BOE for the six months ended June 30, 2016 and 2015 were $30.19 and $28.19, respectively, an increase of $2.00 or 7.1%. The increase in the cost per BOE was due to increased maintenance and chemical work performed during the three month period ended March 31, 2016, in order to enhance production and curtail natural decline curves. LOE per BOE for the three months ended June 30, 2016, was lower offsetting the high costs during the first quarter of the current fiscal year, as described above.

Production taxes for the six months ended June 30, 2016 and 2015 were $36,067 and $37,799, respectively, a decrease of $1,732 or 4.6%. We generally expect absolute production tax expense to trend as a percentage with oil, gas, and NGL production revenue. Production taxes as a percentage of revenue for the six months ended June 30, 2016 and 2015 were 7.8% and 7.9%, which is consistent with what we would expect. Total oil and gas sales, excluding the sales of oil and gas properties, for the six months ended June 30, 2016 and 2015 were 461,252, which was consistent with the same period in the prior year at $481,166.

Our DD&A expense for the six months ended June 30, 2016 and 2015 was $251,000 and $307,322, a decrease of $56,322 or 18.3%. This decrease was due to a lower depletable base because of a write down of oil and gas properties at December 31, 2015 and March 31, 2016, against impairment expense, as well as, an increase in the reserve base related to the acquisition of additional producing wells at December 31, 2015, which reduced the DD&A rate.

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

General and Administrative

Presented below is a summary of general and administrative expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months ended		Six Months ended
	June 30,		June 30,
General and administrative expenses:	2016	2015	2016	2015
Director fees	10,000	12,000	20,000	22,000
Investor relations	5,406	7,465	7,313	10,628
Legal, auditing and professional fees	56,713	61,290	85,884	73,855
Consulting fees - Related Parties	24,232	36,000	40,732	83,400
Other administrative expenses	8,006	25,285	23,172	44,439
Depreciation	-	143	-	285
Total G&A Expense	104,357	142,183	177,101	234,607

Three Months Ended June 30, 2016 and 2015

General and administrative expenses decreased $37,826 or 26.6% for the three month period ended June 30, 2016, compared to the same period in 2015. This reduction was primarily due to a decrease in related party consulting fees and other administrative expenses. During 2015 there was a monthly charge of $10,000 charged to related party consulting fees under an agreement with DNR, whereby executive level expertise was provided for our existing and prospective oil and gas properties. The total monthly charge under the operating agreement was $18,000, of which $8,000 was allocated to lease operating expense and $10,000 was allocated to related party consulting fees. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company. We re-negotiated this agreement in 2016 and are no longer paying the $10,000 consulting fee in 2016 and are only paying the operating fee which increased to $13,000 compared to $8,000 in the prior year. This $30,000 reduction of related party consulting expense was offset by increased accounting and consulting services for our Chief Financial Officer. Other administrative expenses include D&O insurance, travel & entertainment expense and miscellaneous office expenses. These costs decreased primarily due to a new D&O policy that resulted in a significant cost savings compared to the same period in the prior year. Management continues to focus on reducing general and administrative expenses as a cost per BOE, which decreased $9.21 to $12.88 per BOE compared to $22.09 per BOE in the prior year.

Six Months Ended June 30, 2016 and 2015

General and administrative expenses decreased $57,506 or 24.5% for the six month period ended June 30, 2016, compared to the same period in 2015. This reduction was due to a decrease in related party consulting fees and other administrative expenses. The new consulting agreement with DNR was the main driver of this cost savings, as was the new D&O insurance policy. These reductions were offset by higher legal costs in the current year, which were related to general corporate and SEC matters. The costs per BOE, which decreased $4.97 to $10.97 per BOE compared to $15.94 per BOE in the prior year.

Interest Expense, net

Interest expense, net of interest income, for the six months ended June 31, 2016 and 2015 was $44,952 and $58,680, a decrease of $9,285 or 15.8%, primarily due to a decrease in debt compared to the same period the last year. We recorded $5,972 of interest expense to related parties during the six month period ended June 30, 2016 and paid $1,340 to one of the related parties. The remaining interest expense was to unrelated parties, of which we made payments of $39,541 during the quarter.

Liquidity and Capital Resources

We have incurred net operating losses during the six months ended June 30, 2016, and for the fiscal year ended December 31, 2015. We also had significant negative working capital at June 30, 2016, and we are currently in default with one of our creditors for which we have a note payable of $62,000. In order to execute our drilling plans and to be in a position to seek to acquire additional interests in oil and gas properties that meet our objectives, we need to obtain significant additional financing. This recent history of operating losses, negative working capital and defaults, along with low commodity prices, may adversely affect our ability to access the capital we need to continue operations on terms acceptable to us when such capital is needed. Historically, we have used a line of credit, preferred stock offerings and sales of oil and gas properties in order to fund our operations. In late 2015, we raised approximately $1.7 million through a private placement of our Series A2 Preferred Stock. We have successfully negotiated extensions with some of our key notes payable holders resulting in extending the due dates of the notes. Since 2011, we have sold various interests in some of our oil and gas properties, which have resulted in aggregate net proceeds from these sales of $6,377,000. Still, our ability to continue as a going concern is dependent upon the ability to successfully accomplish our business plan and continue to secure other sources of financing and attain profitable operations. The Company continues to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to the Company, if at all.

We had a working capital deficit as of June 30, 2016, of approximately $1.1 million, compared to a working capital deficit of approximately $1.4 million at December 31, 2015. The decrease in our deficit was primarily due to a payment made to DNR related to a settlement agreement of approximately $300,000 that was included in accounts payable to DNR, and a decrease in our current notes payable due to executing some amendments on various notes payable that extended the due date making those related notes long term debt.

We used $369,504 in operating cash flow during the six months ended June 30, 2016 compared to operating cash flow used of $29,091during the same period in the prior year. This was primarily related to lower oil and natural gas prices, which resulted in lower revenues of approximately $40,000 and due to the payment of approximately $300,000 due to DNR related to a settlement agreement in December 2015.

Investing activities used net cash of $373, which was related to the payment of some leasehold costs and capital additions to some existing wells in which we own a very small working interest in. We used $43,116 of cash during the six months ended June 30, 2015, related to oil and gas capital expenditures of $93,116 offset by the sale of a well, which generated proceeds of $50,000.

We had $113,989 of net cash provided by financing activities for the six months ended June 30, 2016, and $47,730 provided by financing activities for the same period in the prior year. During the current year we entered into a short-term note payable with an unrelated party for net proceeds of $25,500 to finance our D&O Insurance liability policy, we entered into a two year note payable with an unrelated party for $100,000, we made principal payments on our notes payable in the amount of $118,002, we received $105,000 related to the A2 Preferred Stock issued during the prior year, as well as, receiving proceeds of $50,000 for an additional sale of 5 shares of our A2 Preferred Stock and we paid $48,509 in dividends to our A2 Preferred Stock holders. In the prior year we drew down $60,000 on our line of credit and made principal payments of $12,270.

Off-Balance Sheet Arrangements

In connection with the related party acquisition of oil and gas properties in the third quarter of 2011, we acquired interests in certain geologic zones of the properties. This agreement contained several arrangements that would require us to pay certain amounts depending on certain thresholds met. However, on January 19, 2016, but effective December 31, 2015, we entered into a settlement agreement with the Sellers of these properties, whereby in consideration of the amounts indicated below, the parties (i) terminated Exhibits C and C-2 to the DNR and Tindall PSA for all purposes; (ii) extinguished all liabilities of the Company under Exhibit C of the DNR and Tindall PSA including $250,000, related to the increase in oil prices after the acquisition; (iii) agreed that the promissory note owed by us to DNR in the amount of $792,151 and accrued interest thereon was paid in full; and (iv) released each other against any and all claims which have been raised or could have been raised among them. Specifically, Exhibits C and C-2 to the DNR and Tindall PSA related to potential payments that would have been needed to be made by us in the event oil prices increased to certain levels and related to certain payments that would have been needed to be made by us in the event we sold certain properties purchased under the Purchase and Sale Agreement. Exhibits C and C-2 were terminated and extinguished (including any amounts owed thereunder including $250,000 under Exhibit C to the Purchase and Sale Agreement) in exchange for 25 fully paid, nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock. Consideration to pay the above promissory note in full consisted of us issuing to DNR 65 fully paid, nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock, and paying DNR $303,329 in cash, which was paid on January 19, 2016.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company is a "Smaller Reporting Company" and is not required to provide or disclose the information required by this item.

Item 4 - Controls and Procedures

As of June 30, 2016, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, (iii) our documentation of transaction in certain circumstances is not timely due to our limited staff and resources, and (iv) our controls over financial statement disclosures were determined to be ineffective.

Further, there were no changes in our internal control over financial reporting subsequent to June 30, 2016, and through the filing date that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings.

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. On September 29, 2016, a complaint was filed against the Company and two others in the Superior Court of Arizona, Maricopa County, entitled Eric Langan, Paul McNulty, Patricia Quick, Stony Point Fund, L.P., and Jeffrey H. Wallen, D.D.S., P.C. vs. Arête Industries, Inc., Don Prosser, and Charles Davis. The complaint alleges that defendants Prosser and Davis made certain material representations to the plaintiffs in connection with the alleged purchase by the plaintiffs of $555,000 in common stock of the Company. The complaint alleges that the alleged misrepresentations were deliberate and requests damages against all of the defendants to compensate the plaintiffs for their alleged injuries resulting from the alleged misrepresentations, including punitive damages. The Company has moved to dismiss the case and it and the other defendants believe the action is entirely without merit and intend to vigorously defend the proceeding.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Beginning in December 2015, the Company began privately offering up to 600 shares of its newly created 7% Series A2 Convertible Preferred Stock at a purchase price per share equal to $10,000 for aggregate consideration of up to $6,000,000.  As of June 30, 2016, the Company had sold 182 shares ($1,820,000) for cash and issued 90 shares ($900,000) to DNR as part of the consideration for a settlement entered into with DNR during fiscal year ended December 31, 2015. The shares of 7% Series A2 Convertible Preferred Stock issued as described above were sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506(b) promulgated thereunder.  We issued 30,000 shares of restricted common stock related to a note agreement we entered into with an unrelated party on June 29, 2016, as loan closing costs valued at $3,600. We issued an additional 32,500 shares of our restricted common stock valued at $3,900 in July 2016 as loan closing costs, upon the formal closing of two other notes payable we entered into on June 30, 2016. These securities qualified for exemption under Rule 506 promulgated under Section 4(2) of the Securities Act because the issuance of securities by the Company did not involve a "public offering" based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees with whom the Company had preexisting business relationships; (ii) there was no public solicitation in connection with any offers or sales of the securities; (iii) each offeree was an "accredited investor" as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees.

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

By: /s/ Nicholas Scheidt, CEO
Nicholas L Scheidt, Principal Executive Officer
Dated: February 6, 2017

By: /s/ Tristan R. Farel
Tristan R Farel, Chief Financial Officer
Dated: February 6, 2017