Form 10-Q
period 2016-09-30
ARETE INDUSTRIES INC
filed 2017-05-15
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☐  Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of May 12, 2017, the Registrant had 14,642,080 shares of common stock issued and outstanding.

ARÊTE INDUSTRIES, INC.

Part 1 – Financial Information
Item 1 - Financial Statements
ARÊTE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	As of
	September 30,	December 31,
ASSETS	2016	2015

Current Assets:
Cash	$259,340	$521,666
Accounts receivable - oil and gas sales	18,581	2,539
Subscription receivable	-	105,000
Prepaid expenses and other	11,832	32,554

Total Current Assets	289,753	661,759

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	8,431,505	8,683,273
Unproved properties	154,977	154,836
Furniture and equipment	22,522	22,522
Total property and equipment	8,609,004	8,860,631
Less accumulated depreciation, depletion and amortization	(3,573,522)	(3,245,522)

Net Property and Equipment	5,035,482	5,615,109

TOTAL ASSETS	$5,325,235	$6,276,868

The Accompanying Notes are an Integral Part of These Financial Statements

ARÊTE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS, Continued (Unaudited)

	As of
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2016	2015
Current Liabilities:
Accounts payable:
Trade accounts payable	143,197	64,896
Accounts payable - DNR Oil & Gas, Inc.	367,504	501,281
Accounts payable - directors and affiliates	53,398	-
Dividends payable:
Dividends payable	5,999	-
Dividends payable - directors and affiliates	41,992	-
Accrued interest expense:
Accrued interest expense	3,983	2,532
Accrued interest expense - directors and affiliates	16,374	9,442
Notes and advances payable - current portion:
Notes and advances payable	81,502	989,853
Notes and advances payable - directors and affiliates	134,595	13,152
Current portion of asset retirement obligations	426,600	409,621
Other accrued costs and expenses	61,745	68,577
Total Current Liabilities	1,336,889	2,059,354
Long-Term Liabilities:
Notes and advances payable, net of current portion:
Notes and advances payable, net of discount	1,198,439	173,519
Notes and advances payable - Directors and affiliates	20,057	151,379
Asset retirement obligations, net of current portion	639,400	585,576
Total Long-Term Liabilities	1,857,896	910,474
Total Liabilities	3,194,785	2,969,828
Commitments and Contingencies (Notes 6, 7, 8 and 9)
Stockholders' Equity:
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; 30,000 shares authorized, none issued and outstanding.	-	-
Series 2; authorized 2,500 shares, 272 and 267 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively, liquidation preference $2,767,991 at September 30, 2016.	2,720,000	2,670,000
Common stock, no par value; 499,000,000 shares authorized, 14,674,580 and 14,295,413 issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	21,535,469	21,502,635
Accumulated deficit	(22,125,019)	(20,865,595)
Total Stockholders' Equity	2,130,450	3,307,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,325,235	$6,276,868

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$219,404	$230,728	$633,961	$617,906
Natural gas sales	20,220	22,507	65,638	112,554
Royalty revenues	483	514	1,760	4,455
Sale of oil and natural gas properties	-	-	-	27,120
Total revenues	240,107	253,749	701,359	762,035
Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	313,086	270,719	800,541	685,587
Production taxes	19,367	29,101	55,434	66,900
Depreciation, depletion, amortization and accretion	104,523	189,335	403,333	531,292
Impairment	-	-	252,000	-
Gas gathering:
Operating expenses	-	-	-	1,406
Depreciation	-	11,055	-	33,165
General and administrative expenses:
Director fees	10,000	13,333	30,000	35,333
Investor relations	1,097	30,897	8,410	41,525
Legal, auditing and professional fees	23,185	6,458	109,069	80,313
Consulting fees executive services-Related Parties	14,000	43,333	54,732	126,733
Other administrative expenses	10,103	20,699	33,275	65,138
Depreciation	-	143	-	428
Total operating expenses	495,361	615,073	1,746,794	1,667,820
Operating loss	(255,254)	(361,324)	(1,045,435)	(905,785)
Other expense
Interest expense net	(25,067)	(28,372)	(70,019)	(87,052)
Loss before income taxes	(280,321)	(389,696)	(1,115,454)	(992,837)
Income tax benefit (expense)	-	-	-	-
Net loss	$(280,321)	$(389,696)	$(1,115,454)	$(992,837)
Net Loss Applicable to Common Stockholders:
Net loss	$(280,321)	$(389,696)	$(1,115,454)	$(992,837)
Preferred stock dividends declared	(47,991)	-	(143,970)	-
Net loss applicable to common stockholders	$(328,312)	$(389,696)	$(1,259,424)	$(992,837)
Loss Per Share Applicable to Common Stockholders:
Basic	$(0.02)	$(0.03)	$(0.09)	$(0.08)

Diluted	$(0.02)	$(0.03)	$(0.09)	$(0.08)
Weighted Average Number of Common Shares Outstanding:
Basic	14,673,700	12,966,000	14,450,550	12,764,000

Diluted	14,673,700	12,966,000	14,450,550	12,764,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, January 1, 2016	267	$2,670,000	14,295,413	$21,502,635	$(20,865,595)	$3,307,040
Issuance of common stock for services	-	-	316,667	25,334	-	25,334
Issuance of common stock related to notes payable (See Note 7)	-	-	62,500	7,500	-	7,500
Issuance of series A2 preferred stock	5	50,000	-	-	-	50,000
Preferred stock dividends	-	-	-	-	(143,970)	(143,970)
Net loss	-	-	-	-	(1,115,454)	(1,115,454)
Balances, September 30, 2016	272	$2,720,000	14,674,580	$21,535,469	$(22,125,019)	$2,130,450

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,115,454)	$(992,837)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	328,000	509,698
Accretion of discount on asset retirement obligations	75,333	55,187
Gain on sale of oil and gas properties	-	(27,120)
Common stock issued in exchange for services	25,334	55,165
Impairment expense	252,000	-
Changes in operating assets and liabilities:
Accounts receivable	(16,042)	79,443
Prepaid expenses and other	20,722	25,715
Accounts payable	(2,078)	118,044
Amortization of loan servicing fees	938	-
Settlement of Asset Retirement Obligation	(4,530)	-
Other accrued expenses and accrued interest	1,551	115,133
Net cash used in operating activities	(434,226)	(61,572)
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(373)	(64,416)

Proceeds from sale of oil & gas properties	-	50,000
Net cash used in investing activities	(373)	(14,416)
Cash Flows from Financing Activities:
Proceeds from notes payable	250,500	67,000
Principal payments on notes payable	(137,248)	(19,658)
Proceeds received from subscription receivable	105,000	-
Preferred stock dividends paid	(95,979)	-
Proceeds received from issuance of Series A2 Preferred Stock	50,000	-
Net cash provided by financing activities	172,273	47,342
Net decrease in cash and equivalents	(262,326)	(28,646)
Cash and equivalents, beginning of period	521,666	30,755

Cash and equivalents, end of period	$259,340	$2,109

Supplemental Disclosure of Cash Flow Information:
Additions to oil & gas properties financed through accounts payable	$-	$3,465
Cash paid for interest	$62,052	$55,913
Accrued dividends	$47,991	$-
Common stock issued as a prepayment for services	$-	$13,333
Common stock issued for director fees payable	$-	$20,900
Common stock issued for loan closing costs	$7,500	$-

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation
These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Arête's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of September 30, 2016, and December 31, 2015, and the results of operations, changes in stockholders' equity, and cash flows for the quarters ended September 30, 2016, and 2015. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company's 2015 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

 In connection with the preparation of its unaudited condensed financial statements, the Company evaluated events subsequent to the balance sheet date of September 30, 2016, through the filing date of this report.

Liquidity and Management's Plans
The Company incurred significant net operating losses during the nine months ended September 30, 2016, and for the fiscal year ended December 31, 2015. The Company also has negative working capital at September 30, 2016, and is currently in default with oneof its creditors for which it has a note payable. This history of operating losses, negative working capital and note defaults, along with low commodity prices, will likely adversely affect the Company's ability to access the capital it needs to continue operations on terms acceptable to the Company. However, due to the Company's limited capital raise (see Note 6 - Stock transactions and preferred stock dividends), its entry into extensions of some of its notes payable to long-term debt (see Note 7 - Notes and advances payable) and the acquisition of additional producing wells and properties at the end of 2015, the Company believes that it can raise additional capital to fund its current operations over, at least 12 months from the date of this filing. The Company's ability to continue as a going concern is dependent upon its ability to secure other sources of financing and attain profitable operations, which it has not achieved for several quarters. The Company continues to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to the Company, if at all.

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

The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Once incurred, a write-down may not be reversed in a later period. For the nine month periods ended September 30, 2016 and 2015, the Company recorded impairment expense of $252,000 and $0, respectively, against its oil and gas properties.

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

Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Company will recognize an impairment loss at that time. There was no provision for impairment recorded against its unproved property for the nine month periods ended September 30, 2016 and 2015.

Revenue recognition
The Company records revenues from the sale of crude oil, natural gas and natural gas liquids ("NGL") when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over and under produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances at September 30, 2016 and December 31, 2015 were not material.

Earnings per share
 Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series A2 preferred stock that is convertible into common stock at an exchange price of $2.00 per common share. As of September 30, 2016, the convertible preferred stock had an aggregate liquidation preference of $2,767,991 and was convertible to 1,384,000 shares of common stock. These shares were excluded from the earnings per share calculation because they would be anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three month periods ended September 30,		Nine month periods ended September 30,
	2016	2015	2016	2015
Net loss available to common shareholders – Basic	$(328,312)	$(389,696)	$(1,259,424)	$(992,837)
Plus: Preferred stock dividends	-	-	-	-
Net loss available to common shareholders – Diluted	$(328,312)	$(389,696)	$(1,259,424)	$(992,837)
Weighted average common shares outstanding – Basic	14,673,700	12,966,000	14,450,550	12,764,000
Add: Dilutive effect of preferred stock	-	-	-	-
Weighted average common shares outstanding – Diluted	14,673,700	12,966,000	14,450,550	12,764,000

Net loss per common share:
Basic	$(0.02)	$(0.03)	$(0.09)	$(0.08)
Diluted	$(0.02)	$(0.03)	$(0.09)	$(0.08)

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

Note 3 - Oil and Gas Properties
The following table sets forth information concerning the Company's oil and gas properties:
	September 30, 2016	December 31, 2015
Proved oil and gas properties at cost, net of impairment	$8,431,505	$8,683,273
Unproved oil and gas properties at cost, net of impairment	154,977	154,836
Accumulated depreciation, depletion and amortization	(3,551,000)	(3,223,000)
Oil and gas properties, net	$5,035,482	$5,615,109
During the nine month periods ended September 30, 2016 and 2015, the Company recorded depletion expense of $328,000 and $476,105 respectively. The Company recorded impairment expense of $252,000 and $0 for the nine month periods ended September 30, 2016 and 2015, respectively.
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

On January 19, 2016, but effective December 31, 2015, (the "Effective Date") the Company entered into a Settlement Agreement with Tucker, DNR and Tindall regarding the DNR and Tindall PSA and other related matters. In consideration of the amounts indicated below, the parties (i) terminated Exhibits C and C-2 to the DNR and Tindall PSA for all purposes; (ii) extinguished all liabilities of the Company under Exhibit C of the DNR and Tindall PSA including $250,000 related to the increase in oil prices after the acquisition; (iii) agreed that the promissory note of $792,151 due to DNR (See Note 7 – Notes and Advances Payable) and accrued interest thereon was paid in full; and (iv) released each other against any and all claims which have been raised or could have been raised among them. Specifically, Exhibits C and C-2 to the DNR and Tindall PSA related to potential payments that would have needed to have been made by the Company in the event oil prices increased to certain levels and related to certain payments to have been made by the Company in the event it sold certain properties purchased under the DNR and Tindall PSA. Exhibits C and C-2 were terminated and extinguished (including any amounts owed thereunder including an alleged amount of $250,000 under Exhibit C to the DNR and Tindall PSA) in exchange for 25 fully paid nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock. Consideration to pay the above promissory note in full consisted of the issuance to DNR of 65 fully paid, nonassessable restricted shares of its 7% Series A2 Convertible Preferred Stock, and paying DNR $303,329 in cash, which was paid January 19, 2016. A description of the terms of the 7% Series A2 Convertible Preferred Stock, including its terms of conversion into shares of the Company's common stock is set forth below in Note 6 - Stock transactions and preferred stock dividends.  The Company recorded an expense of $141,099 included in other operating expense in the statement of operations at December 31, 2015, as a result of this transaction. At September 30, 2016, the Company's only remaining liabilities to DNR related to oil and gas operations are recorded in Accounts payable – DNR Oil & Gas, Inc. on the balance sheet.

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
Upon completion of wells, the Company records an asset retirement obligation at fair value using Level 3 assumptions and this is a non-recurring estimate.
Impairment of long-lived assets are determined on a non-recurring basis using Level 3 assumptions
Nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis upon impairment. The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of September 30, 2016 and December 31, 2015.
Note 5 - Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $8.3 million which expire in 2018 through 2035. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the period ended September 30, 2016, the Company did not recognize any income tax benefit due to the valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of September 30, 2016, the Company had no unrecognized tax benefits.

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
On July 1, 2016, the Company issued 20,000 shares of restricted common stock as a loan closing cost related to one of its notes payable valued at $2,400 (see Note 7 – Notes and advances payable).
On July 5, 2016, the Company issued 12,500 shares of restricted common stock as a loan closing cost related to one of its notes payable valued at $1,500 (see Note 7 – Notes and advances payable).

Preferred stock
On December 11, 2015, the Company began a private placement of its Series A2 7% Preferred Convertible Stock with a maximum amount of 600 shares at $10,000 per share or $6,000,000. At September 30, 2016, the Company had $2,720,000 (272 shares) outstanding. 177 shares ($1,770,000) were sold for cash during the fiscal year ended December 31, 2015, 90 shares ($900,000) were issued to DNR as part of the consideration for a settlement entered into with DNR during fiscal year ended December 31, 2015 and 5 shares ($50,000) were sold on January 7, 2016.

Note 7 - Notes and advances payable

Notes payable consist of the following as of the date indicated:

	September 30, 2016	December 31, 2015
Officers, directors and affiliates:
Note payable, interest 7.0%, due January 2019 (1)	33,924	43,803
Collateralized note payable (2)	120,728	120,728

Total officers, directors and affiliates	154,652	164,531
Less: Current portion of officers, directors, and affiliates	134,595	13,152

Long-term portion of officers, directors, and affiliates	$20,057	$151,379

Unrelated parties:
Notes payable, interest at 7.5%, due January 2019 (3)	$100,000	$100,000
Note payable, due March 2018 (4)	150,000	150,000
Note payable, due December 2018 (5)	15,014	19,660
Note payable, interest variable (see below) due June 2018 (6)	523,000	616,105
Note payable, interest at 7.0%, due August 2016 (7)	62,000	62,000
Notes payable, interest at 7.0%, due January 2019 (8)	25,253	32,607
Notes payable, interest at 7.0%, due June 2018 (9)	183,000	183,000
Notes payable, interest at 4.957%, due October 2017 (10)	3,236	-
Notes payable, net of discount, interest at 7.0%, due June 2018 (11)	96,850	-
Notes payable, net of discount, interest at 7.0%, due June 2018 (12)	97,900	-
Notes payable, net of discount, interest at 7.0%, due June 2018 (13)	23,688	-

Total unrelated parties	1,279,941	1,163,372
Less: Current portion of unrelated parties	81,502	989,853
Long-term portion of unrelated parties	$1,198,439	$173,519
(1)
In January 2014, we memorialized certain short-term liabilities with owed to one of our directors, Charlie Davis, into a formal promissory note. This note accrues interest at an annual rate of 7.0% with monthly payments equal to $1,316 (principal and interest) and will mature on January 1, 2019.

(2)
On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, ("Apex") the principal sum of $120,728, with interest accruing at an annual rate of 7.5%, with principal and interest due on March 31, 2017. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other asset sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company paid a loan fee to Apex of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The Company obtained a default waiver from Apex related to the new notes entered into through the nine month period ended September 30, 2016. The Company has not had operating income or had any lease or well sales in the current fiscal year; therefore, no payments have been made to Apex through September 30, 2016.

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

(4)
On March 28, 2012, the Company executed a Promissory Note with Fairfield Management Group, LLC, subsequently assigned to Donald Prosser (former CFO and Director) ("Prosser") during the fiscal year ended December 31, 2015. The note has a principal balance of $150,000, accrues interest at 7.5% payable monthly and had a maturity date of March 31, 2016, which was subsequently extended to March 31, 2017 and extended again on May 3, 2017 to March 30, 2018. The Company did not make the principal payment of $150,000 on March 31, 2017, and was in default on this note payable before the May 3, 2017 extension agreement.

(5)
On December 31, 2013, the Company executed a promissory note with Mr. Prosser for $28,500. This note accrues interest at a rate of 7.0% with monthly payments equal to $564 (principal and interest) and matures on January 1, 2019.

(6)
On January 28, 2014, we entered into a line of credit loan agreement for $1,500,000 due January 15, 2015, subsequently extended to June 28, 2018. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index plus an add on index with the current and minimum rate of 6.5%,  the note has draw provisions and is collateralized by the wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Banks pledged by a related party, and 5) the personal guarantee of Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company's PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. At September 30, 2016, the borrowing base was $523,000. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. At September 30, 2016, the Company was in compliance with all of the covenants. The above-referenced promissory note contains customary default and acceleration provisions and provides for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks.

(7)
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
(8)
On December 31, 2013, the Company executed a promissory note with Pikerni for $49,500. This note accrues interest at a rate of 7.0% per annum with monthly payments equal to $980 (principal and interest) and matures on January 1, 2019.

(9)
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

(10)
On March 1, 2016, the Company entered into a Commercial Premium Finance Agreement – Promissory Note in the amount of $25,976 to finance one of its insurance policies. This note accrues interest at a rate of 4.957% and matured on October 17, 2016. This note was paid in full on October 17, 2016.

(11)
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

(12)
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

(13)
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

Note 8 -	Asset retirement obligations

A reconciliation of the Company's asset retirement obligations ("ARO") at September 30, 2016, is as follows:

Balance, December 31, 2015	$995,197
Liabilities settled	(4,530)
Accretion expense	75,333
Balance, September 30, 2016	1,066,000

Less current asset retirement obligations	(426,600)

Long-term asset retirement obligations	$639,400

Note 9 -	Litigation

On September 29, 2016, a complaint was filed against the Company and two others in the Superior Court of Arizona, Maricopa County, entitled Eric Langan, Paul McNulty, Patricia Quick, Stony Point Fund, L.P., and Jeffrey H. Wallen, D.D.S., P.C. vs. Arête Industries, Inc., Don Prosser, and Charles Davis. The complaint alleges that defendants Prosser and Davis made certain material representations to the plaintiffs in connection with the alleged purchase by the plaintiffs of $555,000 in common stock of the Company. The complaint alleges that the alleged misrepresentations were deliberate and requests damages against all of the defendants to compensate the plaintiffs for their alleged injuries resulting from the alleged misrepresentations, including punitive damages. The Company moved the case to the United States District Court for the District of Arizona, and has moved to dismiss the case, which motion has been fully briefed and pending since December 23, 2016. The Company and the other defendants believe the action is entirely without merit and intend to vigorously defend the proceeding.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarters ended September 30, 2016 and 2015 should be read together with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, and the financial statements and footnotes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

General Overview
We are an independent energy company whose business plan is to acquire, explore and develope oil, natural gas and natural gas liquids ("NGL's") in the United States. Due to the limited capital and low commodity prices, we have not been able to execute on our business plan since 2015. Our long-term strategy is to seek to deliver net asset value per share growth to our investors via attractive investments within the oil and gas industry. In the event we are able to obtain sufficient additional capital we expect to seek properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, re-completion and re-working projects. In addition, we seek acreage, prospective for oil and natural gas, to purchase in order to obtain cash flow from the re-sale and farm out of such prospects.

We do not operate any of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator's breach of the applicable agreements or an operator's failure to act in ways that are in our best interests could reduce our ability to be successful in finding reserves and could create a liability for us for the operator's failure to properly operate the project and adhere to applicable safety and environmental standards.

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

Results of Operations for the Three and Nine months Ended September 30, 2016 and 2015
Presented below is a discussion of our results of operations for the three and nine months ended September 30, 2016 and 2015.

Net Loss Applicable to Common Stockholders

Three Months Ended September 30, 2016 and 2015
Net loss applicable to common stockholders for the three months ended September 30, 2016 and 2015 was $328,312 and $389,696, respectively, a decrease of $61,384. Oil and gas sales decreased $13,642, which were due to lower realized oil prices. Lease operating expenses increased $42,367, which was mostly related to workover expenses incurred to replace pumps and repair wells in an effort to enhance production. These increases were offset by decreases in production taxes, DD&A expense and G&A costs, which decreased $162,079. The Company declared dividends on its Series 2 Class A Preferred Stock of $47,991 during the three months ended September 30, 2016, compared to none in the prior year's period.

Nine Months Ended September 30, 2016 and 2015
Net loss applicable to common stockholders for the nine months ended September 30, 2016 and 2015 was $1,259,424 and $992,837, respectively. The current year net loss was greater by $266,587 or 26.9%, primarily due to a noncash impairment charge of $252,000 to the carrying value of our proved oil and gas properties incurred during the three months ended March 31, 2016. Our oil and gas sales were lower by $60,676 compared to the same period in the prior year, which included a gain on sale of an oil and gas asset of $27,120. Oil and gas producing costs decreased by $24,471, gas gathering expenses decreased $34,571 and G&A expenses decreased $113,984. The Company also declared dividends on its Series 2 Class A Preferred Stock equal to $143,970 during the nine months ended September 30, 2016.

The discussion below further discusses our results of operation for the three and nine months ended September 30, 2016 and 2015.

Oil and Gas Producing Activities
            The results of our producing oil and gas properties are presented below for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Oil Sales	$219,404	$230,728	$633,961	$617,906
Natural Gas Sales	20,220	22,507	65,638	112,554
Royalty sales	483	514	1,760	4,455
Sale of oil and gas properties	-	-	-	27,120
Total Revenue	240,107	253,749	701,359	762,035

Lease Operating Expense	313,086	270,719	800,541	685,587
Production Taxes	19,367	29,101	55,434	66,900
Depreciation, depletion, amortization ("DD&A")	77,000	168,782	328,000	476,104
Accretion	27,523	20,553	75,333	55,188
Impairment expense	-	-	252,000	-
Total operating expenses	436,976	489,155	1,511,308	1,283,779
Net operating loss before general and administrative expense	(196,869)	(235,406)	(809,949)	(521,744)

Net barrels of oil sold	5,579	5495	17,490	14,400
Net mcf of gas sold	10,407	12,199	35,834	47,071
Boe	7,314	7,528	23,462	22,245
Average price for oil	$39.33	$41.99	$36.25	$42.91
Average price for gas	$1.94	$1.84	$1.83	$2.39
Lease operating expense per BOE	$42.81	$35.96	$34.12	$30.82
DD&A per BOE	$10.53	$22.42	$13.98	$21.40

Three Months Ended September 30, 2016 and 2015
Our oil and gas sales were primarily attributable to our properties in Kansas and Wyoming. Our oil sales for the three months ended September 30, 2016 and 2015, were $219,404 and $230,728, respectively, a decrease of $11,324 or 4.9%. While our oil sales volumes increased by 84 barrels, our realized price per barrel decreased $2.66 per barrel. The effect on our oil sales due to the increased sales volumes was an increase of $3,303, offset by the average realized per barrel oil price during the three months ended September 30, 2016, which was $39.33 compared to $41.99 in the same period in the prior year. This decrease in price negatively impacted our oil sales by $14,627. The increase in our oil sales production was due to the wells we acquired in December 2015.

Our natural gas sales for the three months ended September 30, 2016 and 2015 were $20,220 and $22,507, respectively, a decrease of $2,287 or 10.2%. The average realized natural gas prices, including proceeds from sales of NGL's, for the three months ended September 30, 2016 and 2015, were $1.94 and $1.84 per Mcf, an increase of $0.10 or 5.3%. The impact on natural gas sales in the current year due to the higher realized prices resulted in increased natural gas sales of $1,195 and the decrease in natural gas volumes resulted in lower natural gas sales by $3,482.

Lease operating expense per Barrel of Oil Equivalent ("BOE") for the three months ended September 30, 2016 and 2015 were $42.81 and $35.96, respectively, an increase of $6.85 per BOE or 19.0%. Many of the wells in our acreage have been producing for a decade or longer and the cost of workovers and normal maintenance are charged to expense in the period the costs are incurred.  The increase in the cost per BOE was due primarily to a workover program the company implemented during the third quarter of 2016 related to the Wellstar acquisition we completed in December 2015. LOE for the three month period ended September 30, 2016 and 2015 was $313,086 and $270,719, which was an increase of $42,367 or 15.6%.

Production taxes for the three months ended September 30, 2016 and 2015 were $19,367 and $29,101, respectively, an decrease of $9,734 or 33.4%. We generally expect absolute production tax expense to trend as a percentage with oil, gas, and NGL production revenue within each state we have operations. Production taxes as a percentage of revenue for the three months ended September 30, 2016 and 2015 were 8.1% and 11.5%. Our production in Kansas and Nebraska has a blended production tax rate of approximately 4.4% and our Wyoming production is approximately 13.0%; therefore, as our sales increase in Wyoming compared to Kansas and Nebraska the tax rate as a percentage of sales increases. We had more production in Kansas and Nebraska in 2016 compared to 2015 due to the Wellstar acquisition in December 2015; therefore, the tax rate as a percentage of revenue decreased.

Under successful efforts accounting, DD&A expense is separately computed for each producing field based on geologic and reservoir delineation. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a weighted average DD&A rate for current production. Future DD&A rates will be adjusted to reflect future capital expenditures and proved reserve changes in specific areas. Our DD&A expense for the three months ended September 30, 2016 and 2015 was $77,000 and $168,782, a decrease of $91,782 or 54.5%. This decrease was due primarily to a lower depletable cost basis of our oil and gas properties due to an impairment expense taken in December 2015 and March 2016.

Nine Months Ended September 30, 2016 and 2015
Our oil sales for the nine months ended September 30, 2016 and 2015 were $633,961 and $617,906, respectively, an increase of $16,055 or 2.6%. This increase was due to increased sales volumes, which were 17,490 barrels of oil during the nine months ended September 30, 2016, compared to 14,400 barrels of oil during the same period in the prior year. The effect on our oil sales due to the increased sales volumes was an increase of $112,003, offset by lower average realized oil prices during the nine months ended September 30, 2016, which was $36.25 compared to $42.91 per barrel in 2015 for the same period. This 15.5% decrease in price negatively impacted our oil sales by $95,948.

Our natural gas sales for the nine months ended September 30, 2016 and 2015 were $65,638 and $112,554, respectively, a decrease of $46,916 or 41.7%. The average realized natural gas prices, including proceeds from sales of natural gas liquids, for the nine months ended September 30, 2016 and 2015, were $1.83 and $2.39 per Mcf, a decrease of $0.56 or 23.4%. The impact on natural gas sales in the current year due to the lower realized prices resulted in decreased natural gas sales of $26,333, which was further impacted by decreased natural gas volumes, 11,237 Mcf or 23.9% lower volumes, resulting in a reduction of natural gas sales of $20,583.

Lease operating expense for the nine months ended September 30, 2016 and 2015 were $800,541 and $685,587, which was an increase of $114,954 or 16.8%. LOE per BOE for the nine months ended September 30, 2016 and 2015 were $34.12 and $30.82, respectively, an increase of $3.30 or 10.7%. The increase in the cost per BOE was due to increased maintenance and chemical work performed during the three month period ended March 31, 2016, and a workover program we implemented in the third quarter of 2016 related to the Wellstar acquisition we completed in December 2015.

Production taxes for the nine months ended September 30, 2016 and 2015 were $55,434 and $66,900, respectively, a decrease of $11,466 or 17.1%. We generally expect absolute production tax expense to trend as a percentage with oil, gas, and NGL production revenue within each state we have operations in. Production taxes as a percentage of revenue for the nine months ended September 30, 2016 and 2015 were 7.9% and 9.1%. Our production in Kansas and Nebraska has a blended production tax rate of approximately 4.4% and our Wyoming production is approximately 13.0%; therefore, as our sales increase in Wyoming compared to Kansas and Nebraska the tax rate as a percentage of sales increases. We had more production in Kansas and Nebraska in 2016 compared to 2015 due to the Wellstar acquisition in December 2015; therefore, the tax rate as a percentage of revenue decreased.

Our DD&A expense for the nine months ended September 30, 2016 and 2015 was $328,000 and $476,104, a decrease of $148,104 or 31.1%. This decrease was due to a lower depletable base because of a write down of oil and gas properties at December 31, 2015 and March 31, 2016, against impairment expense, as well as, an increase in the reserve base related to the acquisition of additional producing wells at December 31, 2015, which reduced the DD&A rate.

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

General and Administrative
Presented below is a summary of general and administrative expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months ended		Nine Months ended
	September 30,		September 30,
General and administrative expenses:	2016	2015	2016	2015
Director fees	10,000	13,333	30,000	35,333
Investor relations	1,097	30,897	8,410	41,525
Legal, auditing and professional fees	23,185	6,458	109,069	80,313
Consulting fees - Related Parties	14,000	43,333	54,732	126,733
Other administrative expenses	10,103	20,699	33,275	65,138
Depreciation	-	143	-	428
Total G&A Expense	58,385	114,863	235,486	349,470

Three Months Ended September 30, 2016 and 2015
General and administrative expenses decreased $56,478 or 49.2% for the three month period ended September 30, 2016, compared to the same period in 2015. This reduction was primarily due to a decrease in related party consulting fees and other administrative expenses, offset by an increase in legal, auditing and professional fees. During 2015 there was a monthly charge of $10,000 charged to related party consulting fees under an agreement with DNR, whereby executive level expertise was provided for our existing and prospective oil and gas properties. The total monthly charge under the operating agreement was $18,000, of which $8,000 was allocated to lease operating expense and $10,000 was allocated to related party consulting fees. DNR is an affiliate of Charles B. Davis, an executive officer and director of the Company. We re-negotiated this agreement in 2016 and are no longer paying the $10,000 consulting fee in 2016 and are only paying the operating fee which increased to $13,000 compared to $8,000 in the prior year. Increased accounting and consulting services for our Chief Financial Officer and legal expenses offset this approximate $30,000 reduction of related party consulting expense. Other administrative expenses include D&O insurance, travel & entertainment expense and miscellaneous office expenses. These costs decreased primarily due to a new D&O policy that resulted in a significant cost savings compared to the same period in the prior year. Management continues to focus on reducing general and administrative expenses as a cost per BOE, which decreased $7.28 or 47.7% to $7.98 per BOE compared to $15.26 per BOE in the prior year.

Nine Months Ended September 30, 2016 and 2015
General and administrative expenses decreased $113,984 or 32.6% for the nine month period ended September 30, 2016, compared to the same period in 2015. This reduction was due to a decrease in related party consulting fees and other administrative expenses. The new consulting agreement with DNR was the main driver of this cost savings, as was the new D&O insurance policy. These reductions were offset by higher legal costs in the current year, which were related to litigation, general corporate and securities filings. The costs per BOE, which decreased $5.67 or 36.1% to $10.04 per BOE compared to $15.71 per BOE in the prior year.

Interest Expense, net
Interest expense, net of interest income, for the nine months ended September 30, 2016 and 2015 was $70,019 and $87,052, a decrease of $17,033 or 19.6%, due to a decrease in the amount of debt outstanding compared to the same period the prior year. We recorded $8,904 of interest expense to related parties during the nine months ended September 30, 2016 and paid $1,972 to one of the related parties. The remaining interest expense was to unrelated parties, of which we made payments of $60,080 during the nine months ended September 30, 2016.

Liquidity and Capital Resources
We have incurred significant net operating losses during the nine months ended September 30, 2016, and for the fiscal year ended December 31, 2015. We also had significant negative working capital at September 30, 2016, and we are currently in default with one of our creditors for which we have a note payable of $62,000. We need to obtain significant additional financing. This recent history of operating losses, negative working capital and defaults, along with low commodity prices, will likely adversely affect our ability to access the capital we need to continue operations on terms acceptable to us when such capital is needed. Historically, we have used a line of credit, preferred stock offerings and sales of oil and gas properties in order to fund our operations. In late 2015, we raised approximately $1.7 million through a private placement of our Series A2 Preferred Stock. We have successfully negotiated extensions with some of our key notes payable holders resulting in extending the due dates of the notes. Since 2011, we have sold various interests in some of our oil and gas properties, which have resulted in aggregate net proceeds from these sales of $6,377,000. Still, our ability to continue as a going concern is dependent upon the ability to successfully accomplish our business plan and continue to secure other sources of financing and attain profitable operations. The Company continues to pursue additional sources of financing but there can be no assurance that such financing will be completed on terms favorable to the Company, if at all.

We had a working capital deficit as of September 30, 2016, of approximately $1.2 million, compared to a working capital deficit of approximately $1.4 million at December 31, 2015. The decrease in our deficit was primarily due to a payment made to DNR related to a settlement agreement of approximately $300,000 that was included in accounts payable to DNR, and a decrease in our current notes payable due to executing some amendments on various notes payable that extended the due date making those related notes long term debt.

We incurred negative cash flow of $434,226 from our operations during the nine months ended September 30, 2016 compared to negative operating cash flow of $61,572 during the same period in the prior year. This was primarily related to lower oil and natural gas prices, which resulted in lower revenues of approximately $60,000 and due to the payment of approximately $300,000 due to DNR related to a settlement agreement in December 2015.

Investing activities used net cash of $373, which was related to the payment of some leasehold costs and capital additions to some existing wells in which we own a very small working interest in. We used $14,416 of cash during the nine months ended September 30, 2015, related to oil and gas capital expenditures of $93,116 offset by the sale of a well, which generated proceeds of $50,000.

We had $172,273 of net cash provided by financing activities for the nine months ended September 30, 2016, and $47,342 provided by financing activities for the same period in the prior year. During the current year we entered into a short-term note payable with an unrelated party for net proceeds of $25,500 to finance our D&O Insurance liability policy, we entered into a two year note payable with three unrelated party's for net proceeds of $250,000, we made principal payments on our notes payable in the amount of $137,248, we received $105,000 related to the A2 Preferred Stock issued during the prior year, as well as, receiving proceeds of $50,000 for an additional sale of 5 shares of our A2 Preferred Stock and we paid $95,979 in dividends to our A2 Preferred Stock holders.

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

Item 4 - Controls and Procedures
As of September 30, 2016, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, (iii) our documentation of transaction in certain circumstances is not timely due to our limited staff and resources, and (iv) our controls over financial statement disclosures were determined to be ineffective.

Further, there were no changes in our internal control over financial reporting subsequent to September 30, 2016, and through the filing date that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings.
From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. On September 29, 2016, a complaint was filed against the Company and two others in the Superior Court of Arizona, Maricopa County, entitled Eric Langan, Paul McNulty, Patricia Quick, Stony Point Fund, L.P., and Jeffrey H. Wallen, D.D.S., P.C. vs. Arête Industries, Inc., Don Prosser, and Charles Davis. The complaint alleges that defendants Prosser and Davis made certain material representations to the plaintiffs in connection with the alleged purchase by the plaintiffs of $555,000 in common stock of the Company. The complaint alleges that the alleged misrepresentations were deliberate and requests damages against all of the defendants to compensate the plaintiffs for their alleged injuries resulting from the alleged misrepresentations, including punitive damages. The Company has removed the case to the United States District Court for the District of Arizona and moved to dismiss the case, which motion has been fully briefed and pending since December 23, 2016. The Company and the other defendants believe the action is entirely without merit and intend to vigorously defend the proceeding.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.
Beginning in December 2015, the Company began privately offering up to 600 shares of its newly created 7% Series A2 Convertible Preferred Stock at a purchase price per share equal to $10,000 for aggregate consideration of up to $6,000,000.  As of September 30, 2016, the Company had sold 182 shares ($1,820,000) for cash and issued 90 shares ($900,000) to DNR as part of the consideration for a settlement entered into with DNR during fiscal year ended December 31, 2015. The shares of 7% Series A2 Convertible Preferred Stock issued as described above were sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506(b) promulgated thereunder.  We issued 30,000 shares of restricted common stock related to a note agreement we entered into with an unrelated party on June 29, 2016, as loan closing costs valued at $3,600. We issued an additional 32,500 shares of our restricted common stock valued at $3,900 in July 2016 as loan closing costs, upon the formal closing of two other notes payable we entered into on June 30, 2016. These securities qualified for exemption under Rule 506 promulgated under Section 4(2) of the Securities Act because the issuance of securities by the Company did not involve a "public offering" based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees with whom the Company had preexisting business relationships; (ii) there was no public solicitation in connection with any offers or sales of the securities; (iii) each offeree was an "accredited investor" as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the offerees.
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
Dated: May 12, 2017

By: /s/ Tristan R. Farel
Tristan R Farel, Chief Financial Officer
Dated: May 12, 2017