Form 10-K
period 2016-12-31
ARETE INDUSTRIES INC
filed 2017-12-01
CIK 820901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the Fiscal Year Ended December 31, 2016

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
(303) 427-8688
(Registrant's Telephone Number, Including Area Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐    Yes  ☒     No1
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the 9,850,413 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on September 30, 2017, the last business day of the registrant's most recently completed third fiscal quarter, of $0.14 per share was $1,379,058.
As of November 30, 2017, the Registrant had 14,674,580 shares of common stock issued and outstanding.
Documents Incorporated By Reference - None

[1]	Explanatory Note: The Company is a voluntary filer with the Securities and Exchange Commission and has not filed all Exchange Act reports for the preceding 12 months.

Arête Industries, Inc.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K (and other documents to which it refers) are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, including, without limitation, the statements specifically identified as forward-looking statements within this Annual Report on Form 10-K. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital availability, terms, expenditures, revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends on our common stock and on our convertible preferred stock, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or board of directors including those relating to possible development of our oil and gas properties, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

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

CERTAIN DEFINITIONS
Unless the context in this Annual Report on Form 10-K otherwise requires, the terms the "Company", "we", "us", "our" or "ours" when used herein refers to Arête Industries, Inc., together with its subsidiary. When the context requires, we refer to these entities separately. We have included below the definitions for certain terms used in this Annual Report on Form 10-K:
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
Farm-in or Farm-out – An agreement whereby the owner of a working interest in an oil and natural gas lease assigns or contractually conveys subject to future assignment the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the farmee is required to drill one or more wells in order to earn its interest in the acreage. The farmor usually retains a royalty and/or after payout interest in the lease. The interest received by the farmee is a "farm-in" while the interest transferred by the farmor is a "farm-out."
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
NGL's – Natural gas liquids measured in barrels.
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
Workover – Major remedial operations on a completed well to restore, maintain or improve the well's production.

PART 1

Item 1.	BUSINESS
Overview
Arête Industries, Inc., a Colorado corporation, is an independent oil and gas company engaged in the acquisition and development of oil and natural gas reserves through a program which includes purchases of reserves, re-engineering, development and exploration activities primarily focused in Wyoming, Kansas, Colorado and Montana.
In 2011, we entered into a purchase and sale agreement ("DNR and Tindall PSA") and other related agreements and documents with Tucker Family Investments, LLLP, which we refer to as "Tucker"; DNR Oil & Gas, Inc. which we refer to as "DNR"; and Tindall Operating Company, which we refer to as "Tindall", and collectively we refer to these parties as the "Sellers", for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana. DNR is owned primarily by an officer and director of the Company, Charles B. Davis, and he is affiliated with Tucker and Tindall. The consideration for the purchase was determined by bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price was paid in full on September 29, 2011. On January 19, 2016, but effective December 31, 2015, we entered into a settlement agreement with the Sellers. In consideration of the amounts indicated below, the parties (i) terminated Exhibits C and C-2 to the DNR and Tindall PSA for all purposes; (ii) extinguished all liabilities of the Company under Exhibit C of the DNR and Tindall PSA including $250,000 related to the increase in oil prices after the acquisition; (iii) agreed that the promissory note owed by us to DNR in the amount of $792,151 and accrued interest thereon was paid in full; and (iv) released each other against any and all claims which have been raised or could have been raised among them. Specifically, Exhibits C and C-2 to the DNR and Tindall PSA related to potential payments that would have been needed to be made by us in the event oil prices increased to certain levels and related to certain payments that would have been needed to be made by us in the event we sold certain properties purchased under the Purchase and Sale Agreement. Exhibits C and C-2 were terminated and extinguished (including any amounts owed thereunder including $250,000 under Exhibit C to the Purchase and Sale Agreement) in exchange for 25 fully paid, nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock. Consideration to pay the above promissory note in full consisted of us issuing to DNR 65 fully paid, nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock, and paying DNR $303,329 in cash.
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
We also own a gas gathering system (pipeline and compressor station related assets) in Campbell County, Wyoming that has been written down to $0. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This system has a current throughput capacity of approximately 4 million cubic feet of gas per day, although the system is currently idle since the related wells are shut-in. There has been no activity on this project in 2017 and we do not expect any activity in 2018.

On September 11, 2017, we entered into an Offer to Purchase Letter for a 25% working interest in two of the Company's oil and gas assets located in Clark County, Kansas for total consideration of $150,000. On November 15, 2017, we completed the sale under a purchase and sale agreement, with an effective date of October 1, 2017 (the "VenJohn PSA"), with Marc VenJohn.

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
  Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of affecting the current global supply of crude oil and maintaining, lowering or increasing certain price levels. A drastic reduction in crude oil prices and related products from nearly $100 per barrel at mid-year 2014 to as low as $29 per barrel in early 2016 has impacted the oil and gas industry. As of November 30, 2017, the price of crude oil was approximately $58 per barrel. Continuation of these steep declines puts us at a disadvantage compared to many of our competitors due to their greater financial resources and ability to withstand such significant price declines
Marketing and Customers
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
Our oil and natural gas production also generates salt water, which we dispose of by underground injection.  The federal Safe Drinking Water Act ("SDWA"), the Underground Injection Control ("UIC") regulations promulgated under the SDWA and related state programs regulate the drilling and operation of salt water disposal wells. The EPA directly administers the UIC program in some states, and in others it is delegated to the state for administering. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking salt water to groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

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
Recently, the EPA issued four new regulations for the oil and natural gas industry, including: a new source performance standard for volatile organic compounds ("VOCs"); a new source performance standard for sulfur dioxide; an air toxics standard for oil and natural gas production; and an air toxics standard for natural gas transmission and storage. The final rule includes the first federal air standards for natural gas wells that are hydraulically fractured, or refractured, as well as requirements for several sources, such as storage tanks and other equipment, and limits methane emissions from these sources. Compliance with these regulations will impose additional requirements and costs on our operations.
 In October 2015, the EPA issued a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The final rule became effective in December 2015. Certain areas of the country in compliance with the ground-level ozone NAAQS standard may be reclassified as non-attainment and such reclassification may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Moreover, states are expected to implement more stringent regulations, which could apply to our operations. Compliance with this final rule could, among other things, require installation or new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs.

Climate Change

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth's atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that require reporting and reductions of the emission of such greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning oil, natural gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change, and the Kyoto Protocol address greenhouse gas emissions, and several countries including those comprising the European Union have established greenhouse gas regulatory systems. In the United States, at the state level, many states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the emission inventories, emissions targets, greenhouse gas cap and trade programs or incentives for renewable energy generation, while others have considered adopting such greenhouse gas programs.

At the federal level, the EPA has issued regulations requiring us and other companies to annually report certain greenhouse gas emissions from our oil and natural gas facilities. Beyond its measuring and reporting rules, the EPA has issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding served as the first step to issuing regulations that require permits for and reductions in greenhouse gas emissions for certain facilities.

In August 2015, the EPA proposed rules that will establish emission standards for methane from certain new and modified oil and natural gas production and natural gas processing and transmission facilities as part of the Obama Administration's efforts to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025. The EPA's proposed rule package includes standards to address emissions of methane from equipment and processes across the source category, including hydraulically-fractured oil and natural gas well completions, fugitive emissions from well sites and compressors, and equipment leaks at natural gas processing plants and pneumatic pumps. The EPA issued its final Regulation on June 3, 2016 to be effective August 2, 2016, however, on June 12, 2017 the EPA announced a proposed 2 year stay on the fugitive emissions standards "while the agency reconsiders them".  Therefore, the date when and if these standards may become implemented is still not known.

The U.S. Congress and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of greenhouse gases ("GHGs"). These efforts have included consideration of cap-and-trade programs, carbon taxes, and GHG reporting and tracking programs. In the absence of federal GHG-limiting legislations, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the Clean Air Act and may require the installation of "best available control technology" to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources. On an international level, the United States is one of almost 200 nations that, in December 2015, agreed to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. During 2017, the President of the United States determined to withdraw the United States from the Paris Accord.

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

Occupational Safety and Health Act

We are subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the Occupational Safety and Health Administration's hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees.

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
An investment in our common stock involves a high degree of risk. Readers of this report should consider carefully the following risks, along with all of the other information included in this report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Some of the information in this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," and "continue" or other similar words. Statements that contain these words should be carefully read for the following reasons:

•	The statements may disclose our future expectations;

•	The statements may contain projections of our future earnings or our future financial condition; and

•	The statements may state other "forward-looking" information.
Risks Related to Our Business and Industry
We will require significant additional capital in seeking to execute our business plan, which may not be available or may only be available on unfavorable terms, if available at all.
Our future capital requirements depend on many factors, including development and acquisition opportunities, the availability of debt financing and the cash flow from our operations. To the extent that the funds available are insufficient to meet future capital requirements, we will likely need to reduce our development activity as we did in 2016. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition will likely be adversely affected.

Declines in oil and gas prices could materially adversely affect the Company's revenues.
The Company's financial condition and results of operations depend in large part upon the prices obtainable for the Company's oil and natural gas production and the costs of finding, acquiring, developing and producing reserves. As seen in recent years, prices for oil and natural gas are subject to extreme fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the Company's control. These factors include worldwide political instability (especially in the Middle East and other oil producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels, speculating activities in the commodities markets, and the overall economic environment. The Company's operations are substantially adversely impacted as oil prices decline. Lower prices dramatically affect the Company's revenues from its operations. Further, drilling of new wells, development of the Company's leases and acquisitions of new properties are also adversely affected and limited. As a result, the Company's potential revenues from operations as well as the Company's proved reserves may substantially decrease from levels achieved during the period when oil prices were much higher. There can be no assurances as to the future prices of oil or gas. A substantial or extended decline in oil or gas prices would have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas that may be economically produced, and access to capital. Oil and natural gas prices have historically been and are likely to continue to be volatile.
This volatility makes it difficult to estimate with precision the value of producing properties in acquisitions and to budget and project the return on exploration and development projects involving the Company's oil and gas properties. In addition, unusually volatile prices often disrupt the market for oil and gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties.

There is risk that we may be required to further write down the carrying value of our assets, negatively impacting the trading value of our securities.
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
Due to our limited operations, we do not have any employees, and our executive officers are retained as independent contractors on a part-time basis. We are heavily dependent upon the efforts of our Chief Executive Officer, Nicholas L. Scheidt, who essentially operates our company. We do not have an employment agreement with him nor do we have any key man insurance on their life. As we currently do not have a successor to Mr. Scheidt, the loss of his services would likely have a material adverse impact on our business.
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
Our success depends on the results of our exploitation, exploration, development and production activities. Oil and natural gas exploration and production activities are subject to numerous significant risks some of which are beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in large part on our proper evaluation and assessment of data obtained through geophysical and geological analyses, production data, and engineering studies. Our evaluations and assessments could ultimately prove to be incorrect. Significant aspects of costs of drilling, completing and operating wells are often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can render a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including:

•	Shortages of or delays in obtaining equipment and qualified personnel such as we are currently experiencing;

•	Pressure or irregularities in geological formations;

•	Equipment failures or accidents;

•	Adverse weather conditions;

•	Reductions in oil and natural gas prices;

•	Issues associated with property titles; and

•	Delays imposed by or resulting from compliance with regulatory requirements.
We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.
Oil and natural gas exploration, drilling and production activities are subject to numerous operating risks including the possibility of:

•	Blowouts, fires and explosions;

•	Personal injuries and death;

•	Uninsured or underinsured losses;

•	Unanticipated, abnormally pressured formations;

•	Mechanical difficulties, such as stuck oil field drilling and service tools and casing collapses; and

•	Environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination.
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
Our internal controls and operations are subject to extensive regulation and reporting obligations and as of December 31, 2016, we concluded that our disclosure controls and procedures were not effective. See Item 9A, "Controls and Procedures". A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, effective internal control over financial reporting may not prevent or detect misstatements. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of common stock.
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
Certain conflicts of interest exist between us and our officers and directors. Officers or directors may bring energy prospects to us in which they have an interest. They have other business interests to which they devote their attention, and will be expected to continue to do so. They will also devote management time to our business. As a result, conflicts of interest or potential conflicts of interest may arise from time to time that can be resolved only through the officers and directors exercising such judgment as is consistent with fiduciary duties to their other business interests and to us. See Item 13, "Certain Relationships and Related Transactions, and Director Independence".

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
In addition, SEC rules generally require that proved undeveloped reserves that have not been drilled within five years be reclassified out of estimates of proved reserves; although such technically and economically recoverable reserves may be still owned or controlled by us. Accordingly, given current low oil and natural gas prices we may not drill certain proved undeveloped locations within the established five-year time frame and therefore we may be required to reclassify such reserves out of our estimated proved undeveloped reserves. The effect of reclassifying such reserves would result in decreases in estimated proved reserve quantities and therefore could result in decreases in net income and earnings per share, resulting from increased depletion expense and possible impairments. These effects could have an adverse effect on our stock price.
Our properties are subject to influence by other parties that do not allow us to proceed with exploration and expenditures as we may desire.
We do not operate any of our properties. Joint ownership is customary in the oil and gas industry and is generally conducted under the terms of a joint operating agreement ("JOA"), where a single working interest owner is designated as the "operator" of the property. Most of our producing oil and gas properties are operated by DNR, an affiliate of Charles Davis, one of our officers and directors. Thus, drilling and operating decisions are not within our sole control. If we disagree with the decision of this operator, we may be required, among other things, to postpone the proposed activity or decline to participate. If we decline to participate, we might be forced to relinquish our interest through "in-or-out" elections or may be subject to certain non-consent penalties, as provided in a JOA. In-or-out elections may require a joint owner to participate, or forever relinquish its position. Non-consent penalties typically allow participating working interest owners to recover from the proceeds of production, if any, and an amount equal to 200% to 500% of the non-participating working interest owner's share of the cost of such operations.

Use of the Company's Net Operating Loss Carryforwards May Be Limited.
At December 31, 2016, the Company had, subject to the limitations discussed in this risk factor, substantial amounts of net operating loss carryforwards for U.S. federal and state income tax purposes. These loss carryforwards will eventually expire if not utilized. In addition, as to a portion of the U.S. net operating loss carryforwards, the amount of such carryforwards that the Company can use annually is limited under U.S. tax laws. Uncertainties exist as to both the calculation of the appropriate deferred tax assets based upon the existence of these loss carryforwards, as well as the future utilization of the operating loss carryforwards under the criteria set forth under FASB ASC 740, Income Taxes. In addition, limitations exist upon use of these carryforwards in the event that a change in control of the Company occurs. There are risks that the Company may not be able to utilize some or all of the remaining carryforwards, or that deferred tax assets that were previously booked based upon such carryforwards may be written down or reversed based on future economic factors that may be experienced by the Company. The effect of such write downs or reversals, if they occur, may be material and substantially adverse. At December 31, 2016 and 2015, the Company recorded a valuation allowance against the entire deferred tax asset, including the portion related to the remaining net operating loss carryforwards. This allowance was recorded primarily as a result of cumulative book losses experienced the periods ended December 31, 2016 and 2015.
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

The Company's operations are also subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The Company owns or leases, and has owned or leased, properties that have been leased for the exploration and production of oil and gas and these properties and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the federal Water Pollution Control Act, the federal Endangered Species Act, and similar state laws. Under such laws, the Company could be required to remove or remediate wastes or property contamination.

Laws and regulations protecting the environment have generally become more stringent and, may in some cases, impose "strict liability" for environmental damage. Strict liability means that the Company may be held liable for damage without regard to whether it was negligent or otherwise at fault. Environmental laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties.
The Company's ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. The Company's current permits and authorizations and ability to get future permits and authorizations may be susceptible, on a going forward basis, to increased scrutiny, greater complexity resulting in increased cost or delays in receiving appropriate authorizations.
Climate change legislation or regulations restricting emissions of "greenhouse gasses" could result in increased operating costs and reduced demand for crude oil and natural gas that we produce.
In December 2009, the U.S. Environmental Protection Agency, ("EPA") determined that emissions of carbon dioxide, methane, and other greenhouse gases ("GHGs"), present an endangerment to public health and the environment because emissions of such gasses are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one set of rules limit emissions of GHGs from motor vehicles and the other set of rules require certain Prevention of Significant Deterioration ("PSD") and Title V permit requirements for GHG emissions from certain large stationary sources. The EPA rules have tailored the PSD and Title V permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities, which may include certain of our operations, on an annual basis.

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
Hydraulic fracturing involves the injection of water, sand, and chemical additives under pressure into a targeted subsurface formation. The water and pressure creates fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The process is typically regulated by state oil and natural gas commissions; however, the EPA, recently asserted federal regulatory authority over certain hydraulic-fracturing activities involving diesel under the Safe Drinking Water Act and has begun the process of drafting guidance documents related to this newly asserted regulatory authority. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In February 2012, the U.S. Department of the Interior (the "DOI") released draft regulations governing hydraulic fracturing on federal and Indian oil and gas leases to require disclosure of information regarding the chemicals used in hydraulic fracturing, advance approval for well-stimulation activities, mechanical integrity testing of casing, and monitoring of well-stimulation operations. In addition, the U.S. Congress, from time to time, has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. In the event that a new, federal level of legal restrictions relating to the hydraulic-fracturing process are adopted in areas where we currently or in the future plan to operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and cause us to experience added delays or curtailment in the pursuit of exploration, development, or production activities.
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
We are exposed to risks of loss in the event of nonperformance by our vendors and customers. Some of our vendors, customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors, customers and counterparties finance their activities through cash flow from operations, the use of debt or the issuance of equity. Even if our credit reviews are satisfactory, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors, customers and/or counterparties could adversely affect our financial condition and results of operation.

Risks Related to Our Common Stock
Investors may be diluted in future common stock offerings.
The holders of our common stock have no preemptive rights, and the issuance of additional shares of common stock by us may result in a commensurate reduction in an individual shareholder's percentage ownership in us. The value of an investor's investment in our convertible preferred stock may decrease to the extent that such dilution reduces the fair value of the shares of common stock.
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
Our common stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the FINRA's sales practice requirements, which may limit a shareholders ability to buy and sell our stock.
Our common stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term accredited investor refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability or willingness of broker-dealers to trade our securities. We believe that the penny stock rules discourage broker-dealer and investor interest in, and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a shareholders ability to buy and sell our stock.
In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.
There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of a large number of these shares could cause the market price of our common stock to fall.
There were 14,674,580 shares of our common stock outstanding as of November 30, 2017. As of that date, members of our management and their affiliates beneficially owned approximately 4,824,167 shares of our common stock, representing 33.7% of our outstanding common stock. Sale of a substantial number of these shares would likely have a significant negative effect on the market price of our common stock, particularly if the sales are made over a short period of time.
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
We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings and other cash resources, if any, for the operations and development of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansions. In addition, we may not pay cash dividends on our common stock for so long as any shares of our convertible preferred stock are outstanding. Any future dividends may also be restricted by any loan agreements which we may enter into from time to time and from the issuance of preferred stock should we decide to do so in the future.
Access to Information
Our website address is www.areteindustries.com We make available, free of charge, on the "Filings" section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). We also make available through our website other reports electronically filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Item 1B.	UNRESOLVED STAFF COMMENTS
None

Item 2.	PROPERTIES
Oil and Natural Gas Properties
The following table lists our oil and natural gas wells by state and field as of December 31, 2016:

	Productive Wells
	During 2016
State	Gross	Net (a)
Wyoming	23.0	14.8
Kansas	14.0	7.8
Colorado	4.0	4.0
Nebraska	1.0	1.0
Montana	2.0	1.4
	44.0	29.0

(a)	Net wells are the sum of our fractional working interests owned in gross wells.
Oil and Natural Gas Reserves
All of our oil and natural gas reserves are located in the United States. Unaudited information concerning the estimated net quantities of all of our proved reserves and the standardized measure of future net cash flows from the reserves is presented in Note 13 – Supplementary Information on Oil and Gas Information (Unaudited) in the Notes to the financial statements in in this report. The reserve estimates have been prepared by Pinnacle Energy Services, L.L.C. ("Pinnacle"), an independent petroleum engineering firm. We have no long-term supply or similar agreements with foreign governments or authorities. We did not provide any reserve information to any federal agencies in 2016 other than to the SEC.
The table below summarizes our estimated proved reserves at December 31, 2016 based on reports prepared by Pinnacle. In preparing these reports, Pinnacle evaluated 100% of our properties at December 31, 2016. For more information regarding our independent reserve engineers, please see "Independent Reserve Engineers" below.
	Proved Reserves at 2016 Year-End			Productive Wells		2016 Average
	Quantity	Pre and Post-Tax	%	During 2016		Monthly Production
State	(BOE) (a)	PV 10% (b)	Oil (c)	Gross	Net (d)	(BOE)
Wyoming	75,150	$398,030	73.5%	23.0	14.8	1,286
Kansas	90,840	484,710	100.0%	14.0	7.8	901
Colorado	-	-	-%	4.0	4.0	204
Nebraska	-	-	-%	1.0	1.0	91
Montana	-	-	-%	2.0	1.4	49
	165,990	$882,740	82.2%	44.0	29.0	2,531

(a)	BOE is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one barrel of oil.
(b)
The prices used in this report were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December 31, 2016, which resulted in benchmark prices of $42.75 per barrel for crude oil and $2.49 per MMbtu for natural gas. Benchmark prices were further adjusted on a well by well basis for transportation, quality and basis differentials to arrive at the prices used for this report. The differential ranged by well from -$2.97/bbl to -$10.77/bbl for oil and for natural gas ranged from -74% to +59% of NYMEX.

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

	Standardized
	Measure	PV 10
Future cash inflows	$5,751,250	$5,751,250
Future production costs	(4,322,870)	(4,322,870)
Future development costs	-	-
Future income taxes	-	-

Future net cash flows	1,428,380	1,428,380
10% annual discount	(545,640)	(545,640)

Discounted future net cash flows	$882,740	$882,740

There was no difference between the standardized measure of $882,740 and PV10 of $882,740 because there are no income taxes included in the standardized measure at December 31, 2016.
Proved Undeveloped Reserves
At December 31, 2016, we had no estimated proved undeveloped ("PUD") reserves.
Technology Used to Establish Reserves
Under SEC rules, proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, under existing economic conditions, operating methods and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
To establish reasonable certainty with respect to our estimated proved reserves, our independent reserve engineers, Pinnacle Energy Services, LLC ('Pinnacle"), employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using both volumetric estimates and performance from analogous wells in the surrounding area. These wells were considered to be analogous based on production performance from the same formation and completion using similar techniques.
Independent Reserve Engineers

We engaged Pinnacle to prepare our annual reserve estimates and have relied on Pinnacle's expertise to ensure that our reserve estimates are prepared in compliance with SEC guidelines. Pinnacle was founded in 1998 and performs consulting petroleum engineering services under Texas License  No. F6204. Within Pinnacle, the technical persons primarily responsible for preparing the estimates set forth in the Pinnacle reserves report incorporated herein is Mr. Richard Morrow. Mr. Morrow has been practicing consulting petroleum engineering at Pinnacle since 2012. Mr. Morrow is a Registered Professional Engineer in the States of Oklahoma (No. 13684) and Wyoming (No, 5932), and has over 39 years of practical experience in petroleum engineering, with over 25 years of experience in the estimation and evaluation of reserves. He graduated from the University of Kansas in 1976 with a Bachelor of Science degree in Petroleum Engineering.  He meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
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
Production, Average Price and Average Production Cost
The net quantities of oil and natural gas produced and sold by us for each of the years ended December 31, 2016, 2015 and 2014, the average sales price per unit sold and the average production cost per unit are presented below.
	Years Ended December 31,
	2016	2015	2014
Oil sales	$889,285	$777,123	$1,797,230
Natural gas sales	82,873	143,907	361,053
Royalty revenues	2,325	4,871	3,369
Sale of oil and natural gas properties	-	27,120	391,585
Total revenue	974,483	953,021	2,553,237
Production taxes	(76,715)	(84,576)	(179,660)
Lease operating expense	(1,064,427)	(754,362)	(791,142)
Other operating expenses	-	(160,011)	(36,250)
Depreciation, depletion, amortization and accretion ("DD&A")	(533,333)	(816,481)	(767,857)
Impairment Expense	(3,358,000)	(3,231,000)	-
Net operating income (loss) from oil and gas producing activities	$(4,057,992)	$(4,093,409)	$778,328
Net barrels of oil sold	23,386	18,956	22,825
Net Mcf of gas sold	41,937	62,630	70,195
Net Barrels of Oil Equivalent ("BOE") sold	30,376	29,394	34,524
Average price per barrel of oil sold	$38.03	$41.00	$78.74
Average price for per Mcf of natural gas sold	$1.98	$2.30	$5.14
Lease operating expense per BOE	$35.04	$25.66	$22.92
DD&A per BOE	$17.56	$27.78	$22.24

Gross and Net Developed and Undeveloped Acres

As of December 31, 2016, we had total gross and net developed and undeveloped leasehold acres as set forth below. The developed acreage is stated on the basis of spacing units designated or permitted by state regulatory authorities. Gross acres are those acres in which a working interest is owned. The number of net acres represents the sum of fractional working interests we own in gross acres.

	Undeveloped		Developed
State	Gross	Net	Gross	Net
Wyoming	-	-	8,551	7,865
Kansas	-	-	1,510	743
Nebraska	4,400	1,528	160	120
Total	4,400	1,528	10,221	8,728

Exploratory Wells and Development Wells

Set forth below for the years ended December 31, 2016, 2015 and 2014 is information concerning our drilling activity during the years indicated.

	Net Exploratory Wells Drilled		Net Development Wells Drilled		Total Net Productive and Dry Wells
Year	Productive	Dry	Productive	Dry	Drilled
2016	0.00	0.00	0.00	0.00	0.00
2015	0.00	0.00	0.00	0.00	0.00
2014	0.00	0.00	0.0169	0.00	0.0169

Present Activities

At November 30, 2017, we had 0 gross (0 net) wells in the process of drilling or completing.

Supply Contracts or Agreements

Crude oil and condensate are sold through month-to-month evergreen contracts.  The price is tied to an index or a weighted monthly average of posted prices with certain adjustments for gravity, Basic Sediment and Water ("BS&W") and transportation.

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

Other Business Matters

Major Customers

The purchasers of our oil, natural gas and natural gas liquids production consist primarily of oil and natural gas companies.   Our major customers for 2016 and 2015 were as follows.

Year	Name of Customer	Amount of Year's Gross Reveneus
2016	DNR Oil & Gas, Inc. – Related Party	90.1%
2016	Yates Petroleum Corporation	4.7%
2016	Peak Powder River Resources, LLC	3.7%

2015	DNR Oil & Gas, Inc. – Related Party	81.9%
2015	Yates Petroleum Corporation	10.1%
2015	Peak Powder River Resources, LLC	5.5%

We believe there are adequate alternate purchasers of our production such that the loss of one or more of the above purchasers would not have a material adverse effect on our results of operations or cash flows.

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

As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a material effect on our operating results, financial position or cash flows. For further discussion of risks see Item 1A. "Risk Factors" of this report.

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
Gas Gathering System
In September 2006, the Company acquired a gas gathering system (pipeline and compressor station related assets) located in Campbell County, Wyoming. This system was constructed in late 2001 and began operations early in 2002. The system consists of 4.5 miles of 8-inch coated steel pipeline. This pipeline has been shut-in since June 2011 and is not generating revenue. The system has been shut in due to the low price of natural gas and at December 31, 2015, we wrote off the remaining book value of this asset recording $56,648 of impairment expense.
This system has a current throughput capacity of approximately 4 million cubic feet ("MMcf") of gas per day. Since July 2011, the Company has owned a 100% working interest in all of the coal-bed methane properties that are connected to the Company's gathering system.

Office Facilities
We currently lease no office space.

Item 3.	LEGAL PROCEEDINGS
On September 30, 2016 plaintiff Eric Langan et al. filed a complaint in Maricopa County Superior Court for common law fraud under Arizona law against Arête Industries, Inc., Don and Jane Doe Prosser, and Charles and Jane Doe Davis. The action was removed to federal court on November 17, 2016, civil action number 16 – 03994 – PHX – SPL. On September 1, 2017 a judgment was entered in favor of the defendants and against plaintiffs and the case was dismissed in its entirety for lack of personal jurisdiction.
We are unaware of any other dispute which might lead to future litigation.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable.
PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been quoted on the OTCQB tier of the OTC Markets. Our trading symbol is "ARET.OTCQB"
The following table sets forth the range of high and low trading price information for our common stock for each fiscal quarter for the past two fiscal years as reported by the OTC Markets Inc. and obtained from Yahoo Finance. High and low trading information represents prices between dealers without adjustment for retail mark-ups, markdowns or commissions.

	HIGH	LOW
Year Ended December 31, 2016:
First Quarter	$0.11	$0.05
Second Quarter	0.13	0.08
Third Quarter	0.14	0.10
Fourth Quarter	0.15	0.09
Year Ended December 31, 2015:
First Quarter	$0.17	$0.08
Second Quarter	0.22	0.11
Third Quarter	0.16	0.11
Fourth Quarter	0.20	0.07
On November 30, 2017, the last reported sales price of our common stock as reported on the OTCQB was approximately $.08 per share.
Holders
As of November 30, 2017 the number of holders of record of shares of our common stock, our only class of trading securities, was approximately 216. The number of record holders of our common stock was determined from the records of our transfer agent and does not include numerous beneficial owners of our common stock whose shares are held in street name by various security brokers, dealers, and registered clearing agencies. The number of beneficial shareholders is approximately 3,900.

Dividends
The Company has not paid any cash dividends with respect to its common stock and it is not anticipated that the Company will pay cash dividends in the foreseeable future. Under its line of credit agreement with its bank, the Company must obtain permission from the bank to pay a cash dividend on its common stock.
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
A purchaser purchasing a penny stock has limitations on the ability to sell the stock. The Company's no par value common stock constitutes a penny stock under the Exchange Act. The classification of a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.
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

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation.
The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.
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
Repurchases of Equity Securities of the Issuer
None

Item 6.	SELECTED FINANCIAL DATA
As a smaller reporting issuer, the Company is not required to report selected financial data specified in Item 301 of Regulation S-K.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We are an independent energy company whose business plan is to acquire, explore and develop oil, natural gas and natural gas liquids ("NGL's") in the United States. Due to the limited capital and low commodity prices, we have not been able to execute on our business plan since 2014. Our long-term strategy is to seek to deliver net asset value per share growth to our investors via attractive investments within the oil and gas industry. In the event we are able to obtain sufficient additional capital we expect to seek properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, re-completion and re-working projects. In addition, we seek acreage, prospective for oil and natural gas, to purchase in order to obtain cash flow from the re-sale and farm out of such prospects.

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

Results of Operations for the Years Ended December 31, 2016 and 2015
Presented below is a discussion of our results of operations for the years ended December 31, 2016 and 2015.

Net Loss Applicable to Common Stockholders
Net loss applicable to common stockholders for the years ended December 31, 2016 and 2015 was $4,691,006 and $4,747,053, respectively. The net loss in 2016 and 2015 is primarily due to noncash impairment charges of $3.4 million and $3.2 million, respectively, to the carrying value of our proved oil and gas properties. Our oil and natural gas sales, excluding sales of properties, were higher by $48,582 compared to the prior year. Oil and gas producing costs increased $142,193, gas gathering expenses decreased $102,416 (this project was written off in the prior year and is shut-in) and G&A expenses decreased $95,507. The Company declared dividends on its Series 2 Class A Preferred Stock equal to $191,961 during the year ended December 31, 2016, there were no dividends declared in 2015.

The discussion below further discusses our results of operation for the year ended December 31, 2016 and 2015.
Oil and Gas Producing Activities
The results of our producing oil and gas properties are presented below for the year ended December 31, 2016 and 2015:
	Year Ended
	December 31,
	2016	2015	$ Change	% Change
Oil Sales	$889,285	$777,123	$112,162	14.4%
Natural Gas Sales	82,873	143,907	(61,034)	(42.4)%
Royalty sales	2,325	4,871	(2,546)	(52.3)%
Sale of oil and gas properties	-	27,120	(27,120)	(100.0)%
Total Revenue	974,483	953,021	$21,462	2.3%

Lease Operating Expense	1,064,427	754,362	$310,065	41.1%
Production Taxes	76,715	84,576	(7,861)	(9.3)%
Other operating expense	-	160,011	(160,011)	(100.0)%
Depreciation, depletion, amortization ("DD&A")	439,000	746,106	(307,106)	(41.2)%
Accretion	94,333	70,375	23,958	34.0%
Impairment expense	3,358,000	3,231,000	127,000	3.9%
Total operating expenses	5,032,475	5,046,430	(13,955)	(0.3)%
Net operating loss before general and administrative expense	(4,057,992)	(4,093,409)	35,417	(0.9)%

Net barrels of oil sold	23,386	18,956	4,430	23.4%
Net mcf of gas sold	41,937	62,630	(20,693)	(33.0)%
Boe	30,376	29,394	982	3.3%
Average price for oil	$38.03	$41.00	$(2.97)	(7.2)%
Average price for gas	$1.98	$2.30	$(0.32)	(14.0)%
Lease operating expense per BOE	$35.04	$25.66	$9.38	36.5%
DD&A per BOE	$17.56	$27.78	$(10.22)	(36.8)%

Years Ended December 31, 2016 and 2015
Our oil sales for the years ended December 31, 2016 and 2015 were $889,285 and $777,123, respectively, an increase of $112,162 or 14.4%. This increase can be attributed to increased sales volumes, which were 23,386 barrels of oil compared to 18,956 barrels of oil, which is an increase of 4,430 barrels or 23.4%. The increase in barrels is primarily related to the acquisition of the Padgett Properties in December 2015, where we produced 5,849 barrels in 2016 and none in 2015. The increased production from the Padgett Properties was offset with lower production from the legacy properties due to the natural decline and wells being temporarily shut-in for workovers performed throughout the year. The effect on our oil sales due to the increased sales volumes was an increase of $168,471, offset by lower average realized oil prices of $38.03 per barrel, which was $2.97 lower compared to $41.00 per barrel in 2015. This decrease of 7.2% in price negatively impacted our oil sales by $56,309.
Our natural gas sales for the years ended December 31, 2016 and 2015, were $82,873 and $143,907, respectively, a decrease of $61,034 or 42.4%. The average realized natural gas prices, including proceeds from sales of natural gas liquids, in 2016 and 2015, were $1.98 and $2.30 per Mcf, respectively, a decrease of $0.32 or 14.0%. The impact on natural gas sales in the current year due to the lower realized prices resulted in decreased natural gas sales of $40,891, which was further impacted by decreased natural gas volumes, 41,937 Mcf compared to 62,630 Mcf in the prior year, which was 20,693 Mcf or 33.0% lower volumes, resulting in a reduction of natural gas sales of $20,143.

Lease operating expense ("LOE") for the years ended December 31, 2016 and 2015 were $1,064,427 and $754,362, which was an increase of $310,065 or 41.1%. LOE per BOE in 2016 and 2015 were $35.04 and $25.66, respectively, an increase of $9.38 or 36.5% compared to the prior year. This increase in the cost per BOE was due to increased maintenance, pump changes and chemical work performed during the year, and a workover program in 2016 related to the Padgett Properties to enhance the facilities and well equipment. We had approximately $350,000 of expense related to workovers in 2016.

Production taxes were $76,715 and $84,576, for the years ended December 31, 2016 and 2015, respectively, a decrease of $7,861 or 9.3%. We generally expect absolute production tax expense to trend as a percentage with oil, gas, and NGL production revenue within each state we have operations in. Production taxes as a percentage of revenue in 2016 and 2015 were 7.9% and 9.1%. Our production in Kansas and Nebraska has a blended production tax rate of approximately 4.4% and our Wyoming production is approximately 11.0%; therefore, as our sales increase in Kansas and Nebraska the tax rate as a percentage of sales decreases. We had more production in Kansas and Nebraska in 2016 compared to 2015 due to the Wellstar acquisition in December 2015; therefore, the tax rate as a percentage of revenue decreased.

Our DD&A expenses were $439,000 and $746,106, for the years ended December31, 2016 and 2015, respectively, a decrease of $307,706 or 41.2%. This decrease was due to a lower depletable base because of impairments of oil and gas properties at December 31, 2015 and March 31, 2016, as well as an increase in the reserve base related to the acquisition of additional producing wells (Padgett Properties) at December 31, 2015, which reduced the DD&A rate.

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
As a result of our impairment assessments of our oil and gas properties and gas gathering system, a noncash charge to reduce the carrying values, we recorded impairment expense of $3,358,000 against our proved property in 2016 and an aggregate $3,231,000 in2015against our proved properties and unevaluated properties.

General and Administrative

Presented below is a summary of general and administrative expenses for the years ended December 31, 2016 and 2015:

	December 31,
General and administrative expenses:	2016	2015	$ Change	% Change
Director fees	40,000	47,833	$(7,833)	(16.4)%
Investor relations	12,209	28,128	(15,919)	(56.6)%
Legal, auditing and professional fees	183,683	116,078	67,605	58.2%
Consulting fees - Related Parties	66,732	172,217	(105,485)	(61.3)%
Other administrative expenses	41,187	74,634	(33,447)	(44.8)%
Depreciation	-	428	(428)	(100.0)%
Total G&A Expense	343,811	439,318	(95,507)	(21.7)%

Years Ended December 31, 2016 and 2015
General and administrative expenses decreased $95,507 or 21.7% for the year ended December 31, 2016, compared to the same period in 2015. This reduction was primarily due to a decrease in investor relations costs, related party consulting fees and other administrative expenses. We changed our service provider for our shareholder communications, which resulted in a significant cost savings in our investor relations costs, additionally, we are no longer paying Charlie Davis a consulting fee to be our Chief Operating Officer and are only incurring costs to DNR as our operator, which are included in LOE in the current period. We entered into a new D&O Insurance policy in 2016, which resulted in a cost savings in our other administrative expenses. These reductions were offset by higher legal costs related to litigation, general corporate and securities filings and higher auditing and accounting fees. The costs per BOE, decreased $3.63 or 24.3% to $11.32 per BOE compared to $14.95 per BOE in the prior year.

Interest Expense, net

Interest expense, net of interest income, for the years ended December 31, 2016 and 2015 was $98,117 and $111,910, respectively, a decrease of $13,793 or 12.3%, due to a decrease in the amount of debt outstanding compared to the same period the prior year. We recorded $11,177 of interest expense to related parties during the year ended December 31, 2016 and paid $2,652 to one of the related parties. The remaining interest expense was to unrelated parties, of which we made payments of $81,743 during the year ended December 31, 2016.
Liquidity and Capital Resources

We do not generate adequate revenue to satisfy our current operations, we have negative cash flows from operations, and we have incurred significant net operating losses during the year ended December 31, 2016 and 2015, which raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have historically obtained funds through private placement offerings of equity and debt, as well as, asset sales.

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

We had a working capital deficit as of December 31, 2016 and 2015, of $1.4 million and $1.4 million, respectively. The components of our working capital deficit compared to the prior year were a decrease in our current assets by $473,343, primarily due to a decrease in our cash account, which was lower by $350,296. Our current liabilities decreased by $460,611 compared to the prior year. This decrease can be mostly attributed to our current portion of notes payable decreasing due to extensions we entered into with some of our key debtors.
We incurred negative cash flow of $463,750 from our operations during the year ended December 31, 2016 compared to negative operating cash flow of $96,890 during the same period in the prior year, a change of $366,860 or 378.6%. This increase in cash used in operating activities can be attributed to an increase in operating costs of $302,204 and the remaining change is due to the timing of our cash receipts and payments.
Investing activities used net cash of $249 during the year ended December 31, 2016, which was related to the payment of some leasehold costs and capital additions to some existing wells in which we own a very small working interest in. We used $1.1 million of cash during the year ended December 31, 2015, which was attributed to an acquisition of oil and gas properties that we closed on December 30, 2015. We also had capital additions of $68,631, which was offset with proceeds received of $50,000 for the sale of one of our wells.

We had $113,703 of net cash provided by financing activities for the year ended December 31, 2016, and $1.7 million provided by financing activities for the same period in the prior year. During the current year we entered into a short-term note payable with an unrelated party for net proceeds of $25,500 to finance our D&O Insurance liability policy, we entered into a two year note payable with three unrelated party's for net proceeds of $225,000, we made principal payments on our notes payable in the amount of $147,826, we received $105,000 related to the A2 Preferred Stock issued during the prior year, as well as, receiving proceeds of $50,000 for an additional sale of 5 shares of our A2 Preferred Stock and we paid $143,971 in dividends to our A2 Preferred Stock holders. We had approximately $1.7 million of net cash provided by financing activities in 2015, which consisted of borrowings of $67,000 against our line of credit, principal payments made to certain notes payables of $25,568 and proceeds received in the amount of $1,665,000 through our Series A2 Preferred Stock private placement.

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

Contractual Obligations and Commercial Commitments
As of December 31, 2016, we had no operating leases in place.
Critical Accounting Policies
The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of our financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period, and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.
Revenue Recognition
We record revenue from the sale of natural gas, NGL's and crude oil when delivery to the purchaser has occurred and title has transferred. We use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by us. In addition, we record revenue for our share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and under-produced gas balancing positions are considered in our proved oil and gas reserves. Gas imbalances at December 31, 2016 and 2015 were not material.
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
The most significant areas requiring the use of assumptions, judgments and estimates relate to the volumes of natural gas and oil reserves used in calculating depreciation, depletion and amortization, which we refer to as DD&A, the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future asset retirement obligations and impairments of undeveloped properties..
Oil and Gas Producing Activities
In January 2010, the Financial Accounting Standards Board, which we refer to as the FASB, issued authoritative oil and gas reserve estimation and disclosure guidance that was effective for the Company beginning in 2010. This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the SEC final rule, "Modernization of Oil and Gas Reporting", which was also effective in 2010.
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
Asset Retirement Obligations
The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the Statements of Operations.
Stock-based Compensation
We did not grant any stock options or warrants during 2016 and 2015 and no options or warrants were outstanding at any time during these years. We have issued shares of common stock for services performed by officers, directors and unrelated parties during 2016 and 2015. We have recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.
New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Construction-Type and Production-Type Contracts." ASU 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's financial statements and disclosures.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash" to address diversity in practice in the classification and presentation of changes in restricted cash. The accounting update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. This is an expansive set of revisions to the cash flow presentation standards, but at this time we do not believe that these changes will impact our financial statements.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data commence on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On August 17, 2016, Causey Demgen & Moore P.C. ("CDM") declined to stand for re-election to serve as Arête Industries, Inc.'s (the "Company") independent registered public accounting firm to audit the Company's financial statements as of and for the fiscal year ending December 31, 2016.
The reports of CDM on the financial statements of the Company as of and for the fiscal years ended December 31, 2015 and 2014, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2015 and 2014, and the interim period through August 17, 2016, (i) the Company had no disagreements with CDM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to CDM's satisfaction, would have caused CDM to make reference to the subject matter of such disagreements in its reports on the financial statements of the Company for such time period and (ii) there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.
On August 26, 2016, the Company's Board of Directors unanimously appointed Hein & Associates LLP ("Hein") to serve as the Company's new independent registered public accounting firm to audit the Company's financial statements as of and for the fiscal year ended December 31, 2016. The appointment became effective upon the completion of Hein's client acceptance procedures, which occurred on August 26, 2016
During the fiscal years ended December 31, 2015 and 2014, and the interim period through August 26, 2016, the Company did not consult Hein with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company by Hein that Hein concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.
On November 30, 2017, HEIN & Associates, LLP ("HEIN") declined to stand for re-election to serve as Arête Industries, Inc.'s (the "Company") independent registered public accounting firm to audit the Company's financial statement as of and for the fiscal year ending December 31, 2017.

The report of HEIN on the financial statement of the Company as of and for the fiscal year ended December 31, 2016, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained and explanatory paragraph noting substantial doubt about our ability to continue as a going concern. During the fiscal year ended December 31, 2016, (i) the Company had no disagreements with HEIN on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to HEIN's satisfaction, would have caused HEIN to make reference to the subject matter of such disagreements in its reports on the financial statement of the Company for such time period and (ii) there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K, except HEIN communicated the material weaknesses noted in item 9(a) of this 10-K.
Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with the disclosure requirements under the Exchange Act and the rules and regulations promulgated thereunder.

Management's Report on Internal Control Over Financial Reporting.
As of December 31, 2016, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, the ineffectiveness of our disclosure controls and procedures is due primarily to (i) our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert, (ii) we have not developed and effectively communicated our accounting policies and procedures, (iii) our documentation of transaction in certain circumstances is not timely due to our limited staff and resources, (iv) our controls over financial statement disclosures were determined to be ineffective, including deficiencies in the preparation of the disclosure checklist and (v) we do not maintain adequate and effective internal controls over our reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are technical information, financial data, ownership interest, and production data. The relevant field and reservoir technical information, which is updated annually, is assessed for validity when our independent petroleum engineering firm has technical meetings with our officers (vi) We have not maintained a tax basis property roll-forward and we have not filed tax returns since 2011 and therefore the tax assets disclosed are managements best estimate and this estimate could change as the company completes it tax returns.
Changes in Internal Control Over Financial Reporting.
The annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management's report in this annual report.
There have been no changes in our internal control over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	Directors, Officers and Executive matters

The directors named below were elected for one-year terms. Officers hold their positions at the discretion of the Board of Directors absent any employment agreements, none of which currently exist or are contemplated. The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them are:

Name and Address	Age	First Became Officer and/or Director	Position(s)
Nicholas L. Scheidt 7260 Osceola Street Westminster, CO 80030	56	November 2012	Director and Chief Executive Officer

Charles B. Davis 7260 Osceola Street Westminster, CO 80030	59	October 2007	Director and Chief Operating Officer

William W. Stewart 7260 Osceola Street Westminster, CO 80030	56	December 2001	Director and Assistant Secretary

Robert J. McGraw, Jr. 7260 Osceola Street Westminster, CO 80030	62	April 2015	Director

Randall K. Arnold 7260 Osceola Street Westminster, CO 80030	64	June 2015	Director

Tristan R. Farel 7260 Osceola Street Westminster, CO 80030	47	June 2015	Chief Financial Officer and Secretary
Nicholas L. Scheidt
Mr. Scheidt joined the Company's Board of Directors in November of 2012, and became the Chief Executive Officer in May 2013, and is a member of the Company's Audit, Nomination and Compensation Committees. Mr. Scheidt has served as President and Chairman of Apex Financial Services Corp (aka Apex Realty Investments Inc.) since 1983; he has served on the Board of Directors of Truck Wash Inc. since 1989; he has served on the Board of Directors of Out Reach Housing Corporation since 1992 and he has served as Chief Financial Officer of Truck Wash Inc. since 1995.
Charles B. Davis
Mr. Davis joined Arête's Board of Directors in 2006, and serves as a member of the Company's Nominating and Compensation Committees. From January 1981 to June 1983, Mr. Davis was Operations Manager for Keba Oil and Gas Co. where he was responsible for drilling, completion and producing operations. From July 1983 to April 1986, Mr. Davis was Vice-President of operations for Private Oil Industries. From April 1986 until August 1988, Mr. Davis did consulting work related to well site operations. Since August 1988 Mr. Davis has worked for DNR Oil & Gas Inc., as president, overseeing the day to day operations for 150 to 200 wells, and involved in exploration activities. Mr. Davis graduated from the University of Wyoming with a Bachelor of Science Degree in Engineering.
William W. Stewart
From December, 2001 until August, 2002, Mr. Stewart ran the operations and directed the business plan of Eagle Capital Funding Corp. (Eagle Capital) to pursue capital funding projects. In addition to serving as an outside director, he serves as a member of the Company's Nominating and Compensation Committees. Mr. Stewart worked in the brokerage industry as an NASD licensed registered representative from 1986 to 1994. Mr. Stewart started his career with Boettcher and Company of Denver, Colorado and left the Principal Financial Group of Denver, Colorado in 1994 to open his own small-cap investment firm, S.W. Gordon Capital, Inc., where he has been its president since 1994 to the present. Mr. Stewart formerly served as CEO and is an owner of Larimer County Sports, LLC, a Colorado limited liability company, which owns the Colorado Eagles Hockey Club a minor league professional hockey franchise in northern Colorado. He has been President of Wenatche Sports Partners, LLC, owner of a minor league hockey team, since 2008. Mr. Stewart attended the University of Denver on a full athletic scholarship where he played hockey from 1979 to 1983 as right wing and served as assistant captain during his senior year. Mr. Stewart graduated with a BS, Business Administration from the University of Denver in 1983, with honors as a Student Athlete.

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
Board Committees
Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board of Directors met seven times during the year 2016.
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
Audit Committee
The Audit Committee's primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met four times during the year 2016.

Audit Committee Financial Expert
The Board has determined that Mr. McGraw is the audit committee financial expert for the Audit Committee.
Nominating Committee
The Nominating Committee was also established in 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one time during the year 2016.
Compensation Committee.
While the Company established a Compensation Committee in 2003, our full Board currently administers compensation matters. As we expand our operations and compensation policies, we intend to appoint members to the committee. Upon reinstatement of the Committee, it will administer our incentive plans, sets policies that govern executives' annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee did not meet during the year 2016.
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

EXECUTIVE COMPENSATION

We do not currently have any full time or part time employees, except as set forth below. Our three executive officers, who are also directors, did not receive any salary or other compensatory benefits during 2016 or 2015 in their capacity as officers. During 2016 and 2015, we used independent contractors, consultants, attorneys and accountants as necessary, to complement services for operations and regulatory filings.

We paid $4,000 for Nicholas Scheidt as his compensation as Chief Executive Officer for services through in 2016. We paid no compensation to Mr. Scheidt in 2015. Donald W. Prosser was our Chief Financial Officer and Director through May 2015. We paid no cash compensation during 2015 to Mr. Prosser. We paid a company that is controlled by Charles Davis $156,000 and $216,000 in 2016 and 2015, respectively, for providing us with management services relating to our oil and gas properties. See also "Certain Relationships and Related Transactions" for further information regarding certain transactions with our officers. We paid William W. Stewart $15,000 in cash and $5,300 with 40,000 shares of common stock valued at $5,250 in 2015 for management services.

We issued Tristan R. Farel 316,667 shares of common stock in 2016 with a fair value of $25,333 as his compensation for services performed as CFO and have accrued $35,398 in consulting fees as of December 31, 2016 for CFO services.

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

Name	Fees Earned ($)(1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles B. Davis	$8,000	$—	—	—	$8,000
William W. Stewart	$8,000	$—	—	—	$8,000
Robert J. McGraw, Jr.	$8,000	$—	—	—	$8,000
Randall K. Arnold	$8,000	$—	—	—	$8,000
Nicholas L. Scheidt	$8,000	$—	—	—	$8,000

(1)
Our Directors are entitled to a fee equal to $2,000 at the end of each calendar quarter, which is payable in the Company's common stock once approved by the board of directors. The number of shares is calculated based on the closing price of our common stock as reported by the OTC Market on the date the board approves the issuance of the shares.

Cash Compensation Paid to Directors
We currently do not pay any cash fees to our Directors for services provided in their capacity as Directors.
Equity Based Compensation Paid to Directors
Since we currently do not have any formal equity incentive plans, the stock issued to directors is allocated from our authorized shares. The offer and sale of shares issued in connection with the Directors' fees are not registered with the SEC and are therefore "restricted securities" as that term is defined in Rule 144 of the SEC, and as such are subject to holding period requirements and other restrictions set forth in Rule 144.
Other
All Directors are reimbursed for their reasonable expenses incurred in connection with attending meetings.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 26, 2015 by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of common stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Outstanding shares at April 16, 2016, were 14,295,413.

Title of Class	Name and Address of Beneficial Owner Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Nicholas L. Scheidt, Director/CEO 7260 Osceola Street Westminster, Colorado 80030,	Direct	1,721,703	12.0%
Common Stock	Charles B. Davis, Director/COO 7260 Osceola Street Westminster, Colorado 80030,	Direct	2,152,167	15.1%
Common Stock	William W. Stewart, Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	382,982	2.7%
Common Stock	Robert J. McGraw, Jr., Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	47,315	0.3%
Common Stock	Randall K. Arnold, Director 7260 Osceola Street Westminster, Colorado 80030,	Direct	36,667	0.3%
Common Stock	Tristan R. Farel, CFO 7260 Osceola Street Westminster, Colorado 80030,	Direct	483,333	3.4%

Common Stock	Directors and Officers as a Group (6 persons)	Total:	4,507,500	33.7%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Our officers and directors have advanced funds to pay for necessary expenses and costs of the Company. The following are the advances from the officers and directors as of December 31, 2015 and 2014 are unsecured and due on demand:

	2016	2015
Officers, directors and affiliates:
Collateralized note payable (1)	$120,728	$120,728
Notes payable, interest 7.0%, due January 2019 (2)	30,546	43,803

Total officers, directors and affiliates	151,274	164,531
Less: Current portion of officers, directors, and affiliates	134,839	13,152

Long-term portion of officers, directors, and affiliates	$16,435	$151,379

(1)
On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, ("Apex") the principal sum of $120,728, with interest accruing at an annual rate of 7.5%, with principal and interest due on March 31, 2017. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other asset sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company paid a loan fee to Apex of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The Company obtained a default waiver from Apex related to the new notes entered into through December 31, 2016. The Company has not had operating income or had any lease or well sales in the current fiscal year; therefore, no payments have been made to Apex through December 31, 2016.

(2)
In January 2014, we memorialized certain short-term liabilities owed to one of our directors, Charlie Davis, into a formal promissory note. This note accrues interest at an annual rate of 7.0% with monthly payments equal to $1,316 (principal and interest) and will mature on January 1, 2019.

We had related party payables of accrued interest to the officers and directors above of $18,567 at December 31, 2016.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following relate to aggregate fees billed for the last two fiscal years by the Company's principal accountants concerning the Company's: (1) audit; (2) for assurance and services reasonably related to the audit; (3) for tax compliance, advice, and planning; and (4) for other fees provided by the principal accountant for the following:
1.	Audit Fees. $91,668 (2016) and $53,200 (2015)
2.	Audit-Related Fees. $-0- (2016 and 2015)
3.	Tax Fees. $-0- (2016 and 2015)
4.	All Other Fees. $-0- (2016 and 2015)
5.	(i) The Company's Audit Committee's pre-approval policies and procedures (described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X), are:
Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Hein & Associates, LLP in 2016 and Causey Demgen and Moore, P.C. in 2015 were pre-approved by our Audit Committee. Having considered whether the provision of the auditors' services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	The following documents are filed as part of this Report:
Balance Sheets
Statements of Operations
Statements of Stockholder's Equity (Deficit)
Statement of Cash Flows
Notes to Financial Statements
2.	Financial Schedules:
Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.
3.	Exhibits.
The following exhibits are filed with, or incorporated by reference in, this registration statement:

Exhibit Number	Description

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

Arête Industries, Inc.

November 30, 2017	By:	/s/ Nicholas L. Scheidt
Nicholas L. Scheidt,
Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nicholas L. Scheidt	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), Director	November 30, 2017
Nicholas L. Scheidt

/s/ Tristan R. Farel	Chief Financial Officer (Principal Financial and Accounting Officer)	November 30, 2017
Tristan R. Farel

/s/ Robert J. McGraw	Director	November 30, 2017
Robert J. McGraw

/s/ Charles B. Davis	Director and Chief Operating Officer	November 30, 2017
Charles B. Davis

/s/ William W. Stewart	Director and Assistant Secretary	November 30, 2017
William W. Stewart

/s/ Randall K. Arnold	Director	November 30, 2017
Randall K. Arnold

ARÊTE INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Arête Industries, Inc.

We have audited the accompanying balance sheet of Arête Industries, Inc. as of December 31, 2016, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arête Industries, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP
Denver, Colorado
November 30, 2017

CAUSEY DEMGEN & MOORE P.C.
1125 Seventeenth Street, Suite 1450
Denver, Colorado 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Arête Industries, Inc.

We have audited the accompanying balance sheet of Arête Industries, Inc. as of December 31, 2015, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arête Industries, Inc. at December 31, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Causey Demgen & Moore P.C.
Denver, Colorado
May 6, 2016

ARÊTE INDUSTRIES, INC.
BALANCE SHEETS
As of
	December 31,
ASSETS	2016	2015

Current Assets:
Cash	$171,370	$521,666
Accounts receivable - oil and natural gas sales	14,014	2,539
Subscription receivable	-	105,000
Prepaid expenses and other	3,032	32,554

Total Current Assets	188,416	661,759

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	5,325,381	8,683,273
Unevaluated properties	154,977	154,836
Furniture and equipment	22,522	22,522
Total property and equipment	5,502,880	8,860,631
Less accumulated depreciation, depletion and amortization	(3,684,522)	(3,245,522)

Net property and equipment	1,818,358	5,615,109

TOTAL ASSETS	$2,006,774	$6,276,868

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
BALANCE SHEETS, Continued

	As of December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2016	2015
Current Liabilities:
Accounts payable:
Trade accounts payable	133,343	64,896
Accounts payable - DNR Oil & Gas, Inc.	453,439	501,281
Accounts payable - directors and affiliates	77,616	-
Dividends payable:
Dividends payable	5,998	-
Dividends payable - directors and affiliates	41,992	-
Accrued interest expense:
Accrued interest expense	23,821	2,532
Accrued interest expense - directors and affiliates	-	9,442
Notes and advances payable - current portion:
Notes and advances payable	240,750	989,853
Notes and advances payable - directors and affiliates	134,839	13,152
Current portion of asset retirement obligations	425,200	409,621
Other accrued costs and expenses	61,745	68,577
Total Current Liabilities	1,598,743	2,059,354
Long-Term Liabilities:
Notes and advances payable, net of current portion:
Notes and advances payable, net of discount	1,032,928	173,519
Notes and advances payable - Directors and affiliates	16,435	151,379
Asset retirement obligations, net of current portion	659,800	585,576
Total Long-Term Liabilities	1,709,163	910,474
Total Liabilities	3,307,906	2,969,828
Commitments and Contingencies (Notes 6, 7, 9 and 10)
Stockholders' Equity (Deficit):
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; 30,000 shares authorized, none issued and outstanding.	-	-
Series 2; authorized 2,500 shares, 272 and 267 shares issued and outstanding as of December 31, 2016 and 2015, respectively, liquidation preference $2,767,991.	2,720,000	2,670,000
Common stock, no par value; 499,000,000 shares authorized, 14,674,580 and 14,295,413 issued and outstanding as of December 31, 2016 and 2015, respectively.	21,535,469	21,502,635
Accumulated deficit	(25,556,601)	(20,865,595)
Total Stockholders' Equity (Deficit)	(1,301,132)	3,307,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,006,774	$6,276,868

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015
Revenues:
Oil sales	$889,285	$777,123
Natural gas sales	82,873	143,907
Royalty revenues	2,325	4,871
Sale of oil and natural gas properties	-	27,120
Total revenues	974,483	953,021
Operating Expenses:
Oil and natural gas producing activities:
Lease operating expenses	1,064,427	754,362
Production taxes	76,715	84,576
Other operating expense	-	160,011
Depreciation, depletion, amortization and accretion	533,333	816,481
Impairment	3,358,000	3,231,000
Gas gathering:
Operating expenses	-	1,406
Depreciation	-	44,362
Impairment	-	56,648
General and administrative expenses:
Director fees	40,000	47,833
Investor relations	12 ,209	28,128
Legal, auditing and professional fees	183,683	116,078
Consulting fees executive services-related parties	66,732	172,217
Other administrative expenses	41,187	74,634
Depreciation	-	428
Total operating expenses	5,376,286	5,588,164
Operating loss	(4,401,803)	(4,635,143)
Other income (expense):
Other income	875	-
Interest expense, net	(98,117)	(111,910)
Loss before income taxes	(4,499,045)	(4,747,053)
Income tax benefit (expense)	-	-
Net loss attributable to Arête Industries, Inc.	$(4,499,045)	$(4,747,053)
Net Loss Applicable to Common Stockholders:
Net loss attributable to Arête Industries, Inc.	$(4,499,045)	$(4,747,053)
Preferred stock dividends declared	(191,961)	-
Net loss applicable to common stockholders	$(4,691,006)	$(4,747,053)
Loss Per Share Applicable to Common Stockholders:
Basic	$(0.32)	$(0.37)

Diluted	$(0.32)	$(0.37)
Weighted Average Number of Common Shares Outstanding:
Basic	14,528,345	12,882,000

Diluted	14,528,345	12,882,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Class A2 Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, January 1, 2015	-	$-	12,558,459	$21,294,887	$(16,118,542)	$5,176,345

Common Stock Issued for Services - Related Parties	-	-	206,666	32,516	-	32,516
Common Stock Issued for Directors Fees	-	-	530,288	75,232	-	75,232
Issuance of common stock for oil and gas acquisition	-	-	1,000,000	100,000	-	100,000
Issuance of series A2 preferred stock	177	1,770,000	-	-	-	1,770,000
Preferred stock issued for settlement of debt with a related party	90	900,000	-	-	-	900,000
Net loss	-	-	-	-	(4,747,053)	(4,747,053)
Balances, December 31, 2015	267	$2,670,000	14,295,413	$21,502,635	$(20,865,595)	$3,307,040
Issuance of stock for services	-	-	316,667	25,334	-	25,334
Issuance of shares related to notes payable (See Note 6)	-	-	62,500	7,500	-	7,500
Issuance of series A2 preferred stock	5	50,000	-	-	-	50,000
Preferred stock dividends	-	-	-	-	(191,961)	(191,961)
Net loss	-	-	-	-	(4,499,045)	(4,499,045)
Balances, December 31, 2016	272	$2,720,000	14,674,580	$21,535,469	$(25,556,601)	$(1,301,132)
The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(4,499,045)	$(4,747,053)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation, depletion and amortization	439,000	790,896
Accretion of discount on asset retirement obligations	94,333	70,375
Amortization of loan servicing fees	1,875	-
Gain on sale of oil and gas properties	-	(27,120)
Additional acquisition cost realized on settlement with related party	-	141,099
Common stock issued in exchange for services	25,334	85,048
Impairment expense	3,358,000	3,287,648
Changes in operating assets and liabilities:
Accounts receivable	(11,475)	132,041
Prepaid expenses and other	29,522	1,668
Accounts payable:
Trade accounts payable	68,447	21,531
Accounts payable - DNR Oil & Gas, Inc.	(47,842)	161,952
Accounts payable - directors and affiliates	77,616	(20,000)
Settlement of Asset Retirement Obligation	(4,530)	(28,684)
Other accrued expenses and accrued interest	5,015	33,709
Net cash used in operating activities	(463,750)	(96,890)
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(249)	(68,631)
Capital expenditures for acquisitions of oil and gas properties	-	(1,100,000)
Proceeds from sale of oil & gas properties	-	50,000
Net cash used in investing activities	(249)	(1,118,631)
Cash Flows from Financing Activities:
Proceeds from notes payable	250,500	67,000
Principal payments on notes payable	(147,826)	(25,568)
Proceeds received from subscription receivable	105,000	-
Preferred stock dividends paid	(143,971)	-
Proceeds received from issuance of Series A2 Preferred Stock	50,000	1,665,000
Net cash provided by financing activities	113,703	1,706,432
Net increase (decrease) in cash and equivalents	(350,296)	490,911
Cash and equivalents, beginning of period	521,666	30,755

Cash and equivalents, end of period	$171,370	$521,666

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$84,395	$83,136
Accrued dividends	$47,990	$-
Series A2 preferred stock issued for debt settlement – related party	$-	$900,000
Common stock issued for director fees payable	$-	$20,900
Common stock issued for loan closing costs	$7,500	$-
Common stock issued for asset purchase	$-	$100,000

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2016 and 2015

1.	Organization and Nature of Operations
Arête Industries, Inc. ("Arête" or the "Company"), is a Colorado corporation that was incorporated on July 21, 1987. The Company is in the business of exploration for and production of oil and natural gas. The Company's primary area of oil exploration and production is in Colorado, Montana, Kansas, and Wyoming.
The Company focuses on acquiring interests in traditional exploratory and development oil and gas ventures, and seeks properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, enhanced recovery, re-completion and re-working projects. In addition, the Company's strategy includes the purchase and sale of acreage prospective for oil and natural gas and seeking to obtain cash flow from the sale and farm out of such prospects.
2.	Summary of Significant Accounting Policies

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate adequate revenue to satisfy its current operations, has negative cash flows from operations, and incurred significant net operating losses during the years ended December 31, 2016 and 2015, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt, as well as, asset sales. There is no assurance that the Company will be able to continue raising the required capital.
Use of Estimates
Preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make various assumptions, judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established.
The most significant areas requiring the use of assumptions, judgments and estimates relate to the volumes of natural gas and oil reserves used in calculating depreciation, depletion and amortization ("DD&A"), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining future asset retirement obligations, impairments of undeveloped properties.
The only component of comprehensive income that is applicable to the Company is net income (loss).  Accordingly, a statement of comprehensive income (loss) is not included in these financial statements.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
The Company's receivables consist mainly of trade account receivables from working interests in oil and gas production from partners with interests in common properties. Collectability is dependent upon the financial wherewithal of each entity and is influenced by the general economic conditions of the oil and gas industry. The Company records an allowance for doubtful accounts on a case by case basis once there is evidence that collection is not probable.
Gas Gathering System, Furniture and Equipment
The Company's gas gathering system and its furniture and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the asset and the related accumulated depreciation are removed from the accounts, and any gains or losses will be reflected in current operations. For the gas gathering system, depreciation is computed using the straight-line method over an estimated useful life of ten years. During the year ending December 31, 2015, the Company wrote this asset off by recording an impairment charge against the gas gathering system of $56,648.  Depreciation of furniture and equipment is computed using the straight-line method over an estimated useful life of five years. As of December 31, 2016 and 2015, furniture and equipment was fully depreciated.  During the year ended December 31, 2016 and 2015, the Company recorded $0 and $428, respectively in depreciation expense.
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
The Company reviews its proved oil and gas properties for impairment annually or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Once incurred, a write-down may not be reversed in a later period. The Company recorded impairment charges against its oil and gas properties in the amount of $3,358,000 and $3,231,000 at December 31, 2016 and 2015, respectively.
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

Asset Retirement Obligations
The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The associated liability is classified in current and long-term liabilities in the Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the Statements of Operations. See Note 9 – Asset Retirement Obligations.
Revenue Recognition
The Company records revenues from the sale of crude oil, natural gas and natural gas liquids ("NGL") when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over and under produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances at December 31, 2016 and 2015 were not material.
Environmental Liabilities
Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2016 and 2015, the Company had not accrued for nor been fined or cited for any environmental violations that would have a material adverse effect upon capital expenditures, operating results or the competitive position of the Company.
Industry Segment and Geographic Information
The Company operates in one industry segment, which is the exploration, development and production of natural gas and crude oil, and all of the Company's operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.
Stock-Based Compensation
The Company did not grant any stock options or warrants during the years ended December 31, 2016 and 2015 and no options or warrants were outstanding at any time during these years. The Company has issued shares of common stock for services performed by officers, directors and unrelated parties during 2016 and 2015. The Company has recorded these transactions based on the value of the services or the value of the common stock, whichever is more readily determinable.
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
Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable are carried in the financial statements in amounts which approximate fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and revenue receivables. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At December 31, 2016, the Company did not have any uninsured cash balances.  The Company received 90% and 82% of its oil and gas production revenue from one purchaser during fiscal years ended December 31, 2016 and 2015, respectively.

The concentration of credit risk in the oil and gas industry affects the overall exposure to credit risk because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of customers and other counterparties is subject to continuing review.
Earnings Per Share

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series A2 preferred stock that is convertible into common stock at an exchange price of $2.00 per common share. As of December 31, 2016, the convertible preferred stock had an aggregate liquidation preference of $2,767,991 and was convertible to 1,383,995 shares of common stock. These shares were excluded from the earnings per share calculation because they would be anti-dilutive due to the Company's net loss.

The following table sets forth the calculation of basic and diluted earnings per share:

	Year ended December 31,
	2016	2015
Net loss available to Arête Industries, Inc.	$(4,499,045)	$(4,747,053)
Less: Preferred stock dividends	(191,961)	-
Net loss available to common shareholders'	$(4,691,006)	$(4,747,053)
Weighted average common shares outstanding – Basic	14,528,345	12,882,000
Add: Dilutive effect of stock options	-	-
Add: Dilutive effect of preferred stock	-	-
Weighted average common shares outstanding – Diluted	14,528,345	12,882,000

Net loss per common share:
Basic	$(0.32)	$(0.37)
Diluted	$(0.32)	$(0.37)

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Construction-Type and Production-Type Contracts." ASU 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's financial statements and disclosures.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash" to address diversity in practice in the classification and presentation of changes in restricted cash. The accounting update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. This is an expansive set of revisions to the cash flow presentation standards, but at this time we do not believe that these changes will impact our financial statements.

3.	Acquisitions and Dispositions of Oil and Gas Properties
Acquisitions
In 2011, the Company entered into a purchase and sale agreement ("DNR and Tindall PSA") and other related agreements and documents with Tucker Family Investments, LLLP, which we refer to as "Tucker"; DNR Oil & Gas, Inc. which we refer to as "DNR"; and Tindall Operating Company, which we refer to as "Tindall", and collectively we refer to these parties as the "Sellers", for the purchase of certain oil and gas operating properties in Colorado, Kansas, Wyoming, and Montana. DNR is owned primarily by an officer and director of the Company, Charles B. Davis, and he is an affiliate of Tucker and Tindall. The consideration for the purchase was determined by bargaining between management of the Company and Mr. Davis, and the Company used reports of independent engineering firms to analyze the purchase price. The base purchase price was paid in full on September 29, 2011.

On January 19, 2016, but effective December 31, 2015, (the "Effective Date") we entered into a Settlement Agreement with Tucker, DNR and Tindall regarding the DNR and Tindall PSA and other related matters. In consideration of the amounts indicated below, the parties (i) terminated Exhibits C and C-2 to the DNR and Tindall PSA for all purposes; (ii) extinguished all liabilities of the Company under Exhibit C of the DNR and Tindall PSA including $250,000 related to the increase in oil prices after the acquisition; (iii) agreed that the promissory note of $792,151 due to DNR (See Note 7 – Notes and Advances Payable) and accrued interest thereon was paid in full; and (iv) released each other against any and all claims which have been raised or could have been raised among them. Specifically, Exhibits C and C-2 to the DNR and Tindall PSA related to potential payments that would have needed to have been made by the Company in the event oil prices increased to certain levels and related to certain payments to have been made by us in the event we sold certain properties purchased under the DNR and Tindall PSA. Exhibits C and C-2 were terminated and extinguished (including any amounts owed thereunder including an alleged amount of $250,000 under Exhibit C to the DNR and Tindall PSA) in exchange for 25 fully paid nonassessable restricted shares of our 7% Series A2 Convertible Preferred Stock. Consideration to pay the above promissory note in full consisted of the issuance to DNR of 65 fully paid, nonassessable restricted shares of its 7% Series A2 Convertible Preferred Stock, and paying DNR $303,329 in cash. A description of the terms of the 7% Series A2 Convertible Preferred Stock, including its terms of conversion into shares of the Company's common stock is set forth in Note 6 below.  During the year ended December 31, 2015, the Company recorded an expense of $141,099 included in other operating expense in the statement of operations as a result of this transaction.

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

4.	Oil and Gas Properties
The following table sets forth information concerning the Company's oil and gas properties:
	December31,
	2016	2015
Proved oil and gas properties at cost, net of impairment	$5,325,381	$8,683,273
Unevaluated oil and gas properties at cost, net of impairment	154,977	154,836
Accumulated depreciation, depletion and amortization	(3,662,000)	(3,223,000)
Oil and gas properties, net	$1,818,358	$5,615,109
During the years ended December 31, 2016 and 2015, the Company recorded depletion expense of $439,000 and $746,104, respectively. The Company recorded impairment expense of $3,358,000 and $3,231,000 against proved and unevaluated oil and gas properties at December 31, 2016 and 2015, respectively.
5.	Fair Value Measurements
FASB ASC 820, "Fair Value Measurements and Disclosures," establishes a framework for measuring fair value. That framework provides a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). If the asset or liability has a specified or contractual term, the input must be observable for substantially the full term of the asset or liability. The lowest level of any input that is significant to the fair value measurement determines the applicable level in the fair value hierarchy. The three levels of the fair value hierarchy are described as follows:
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
The Company does not have any liabilities that are measured at fair value on a recurring or nonrecurring basis as of December 31, 2016 or 2015.  The Company does not have any assets that are measured at fair value on a recurring basis.  The following table represents the Company's assets that are measured at fair value on a nonrecurring basis in the accompanying balance sheets, and where they are classified within the fair value hierarchy as of December 31, 2016:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Proved oil and gas properties at cost, net of impairment	-	-	$1,377,260

The following table represents the Company's assets that are measured at fair value on a nonrecurring basis in the accompanying balance sheets, and where they are classified within the fair value hierarchy as of December 31, 2015:
	Level 1	Level 2	Level 3
Proved oil and gas properties at cost, net of impairment	-	-	$5,460,273
Unevaluated oil and gas properties at cost, net of impairment	-	-	$-
The fair values of the properties were determined using discounted cash flow models.  The discounted cash flows were based on management's expectations for the future.  The inputs included estimates of future crude oil and natural gas production, commodity prices based on sales contracted terms or commodity price curves as of the date of the estimate, estimated operating and development costs, at a risk-adjusted discount rate of 10%.
The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments as of December 31, 2016 and December 31, 2015.
6. Stockholders' Equity (Deficit)
Common Stock

On May 11, 2016, the Company issued 316,667 shares of restricted common stock at $0.08 per share to its Chief Financial Officer as compensation for services performed from January 1 through May 31, 2016.
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
During the year ended December 31, 2015, the Company issued 1,000,000 shares of common stock valued at $0.10 per share or $100,000 related to the Wellstar Purchase and Sale Agreement that was executed on December 30, 2015. See Note 3 – Acquisitions, for additional information regarding this transaction.
Preferred Stock
On December 11, 2015, the Company began a private placement of its Series A2 7% Preferred Convertible Stock with a maximum amount of 600 shares at $10,000 per share or $6,000,000. At December 31, 2016, the Company had $2,720,000 (272 shares) outstanding. In 2016 5 shares ($50,000) were sold for cash. In 2015, 177 shares ($1,770,000) were sold for cash and 90 shares ($900,000) were issued to DNR as part of the consideration for a settlement entered into with DNR during the year ended December 31, 2015.
The following are the terms of the Preferred Stock Series A2:
Authorized Shares, Stated Value and Liquidation Preference. Six hundred shares are designated as the Series A2 7% Convertible Preferred Stock, which has a stated value and liquidation preference of $10,000 per share plus accrued and unpaid dividends.

Ranking.  The Series A2 Preferred Stock will rank senior to future classes or series of preferred stock established after the issue date of the Series A2 Preferred Stock, unless the Company's Board of Directors expressly provides otherwise when establishing a future class or series. The Series A2 Preferred Stock ranks senior to our common stock but it is junior to our outstanding debt and accounts payable.
Dividends. Holders of Series A2 Preferred Stock are entitled to receive dividends at an annual rate of 7.0% of the $10,000 per share liquidation preference, payable quarterly on each of March 31, June 30, September 30 and December 31. Dividends are payable in cash or in shares of common stock (at its then fair market value), at the Company's election.
Voting Rights. Holders of the Series A2 Preferred Stock will vote together with the holders of our common stock as a single class on all matters upon which the holders of common stock are entitled to vote. Each share of Series A Preferred Stock will be entitled to such number of votes as the number of shares of common stock into which such share of Preferred Stock is convertible; however, solely for the purpose of determining such number of votes, the conversion price per share will be deemed to be $2.00, subject to customary anti-dilution adjustment. In addition, the holders of the Series A2 Preferred Stock will vote as a separate class with respect to certain matters, including amendments to the Company's Articles of Incorporation that alter the voting powers, preferences and special rights of the Series A2 Preferred Stock.
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
Redemption. The Series A2 Preferred Stock is redeemable in whole or in part at our option at any time for cash.  The redemption price is equal to $10,000 per share, plus any unpaid dividends.
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
Mandatory Conversion. Each share of Series A2 Preferred Stock remaining outstanding will automatically be converted into shares of our common stock upon the earlier of (i) any closing of underwritten public offering by us of shares of common stock pursuant to an effective registration statement under the Securities Act of 1933, in which the aggregate cash proceeds to be received by us and selling stockholders (if any) from such offering (without deducting underwriting discounts, expenses and commissions) are at least $7,000,000, and per share sales price is at least $3.00  (such price to be adjusted for any stock dividends, combinations or splits or (ii) the date agreed to by written consent of the holders of a majority of the outstanding Series A2 Preferred Stock.
Optional Conversion by Investors.  At any time, each holder of Series A2 Preferred Stock has the right, at the holder's option, to convert all or any portion of such holder's Series A2 Preferred Stock into shares of our common stock prior to the mandatory conversion of the Series A2 Preferred Stock.

7.	Notes and advances payable

Notes payable consist of the following as of the date indicated:

	December 31, 2016	December 31, 2015
Officers, directors and affiliates:
Note payable, interest 7.0%, due January 2019 (1)	30,546	43,803
Collateralized note payable (2)	120,728	120,728

Total officers, directors and affiliates	151,274	164,531
Less: Current portion of officers, directors, and affiliates	134,839	13,152

Long-term portion of officers, directors, and affiliates	$16,435	$151,379

Unrelated parties:
Notes payable, interest at 7.5%, due March 2018 (3)	$100,000	$100,000
Notes payable, interest at 7.0%, due January 2017 (4)	22,737	32,607
Note payable, due March 2018 (5)	150,000	150,000
Note payable, due January 2019 (6)	13,566	19,660
Note payable, interest variable (see below) due June 2018 (7)	523,000	616,105
Note payable, interest at 7.0%, due August 2016 (8)	62,000	62,000
Notes payable, interest at 7.0%, due June 2018 (9)	183,000	183,000
Notes payable, net of discount, interest at 7.0%, due June 2018 (10)	97,300	-
Notes payable, net of discount, interest at 7.0%, due June 2018 (11)	98,200	-
Notes payable, net of discount, interest at 7.0%, due June 2018 (12)	23,875	-

Total unrelated parties	1,273,678	1,163,372
Less: Current portion of unrelated parties	240,750	989,853
Long-term portion of unrelated parties	$1,032,928	$173,519
(1)
In January 2014, we memorialized certain short-term liabilities owed to one of our directors, Charlie Davis, into a formal promissory note. This note accrues interest at an annual rate of 7.0% with monthly payments equal to $1,316 (principal and interest) and will mature on January 1, 2019.

(2)
On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, ("Apex") the principal sum of $120,728, with interest accruing at an annual rate of 7.5%, with principal and interest due on March 31, 2017. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other asset sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company paid a loan fee to Apex of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The Company obtained a default waiver from Apex related to the new notes entered into through December 31, 2016. The Company has not had operating income or had any lease or well sales in the current fiscal year; therefore, no payments have been made to Apex through December 31, 2016.

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

(4)
On January 1, 2014, the Company executed a promissory note with William Stewart, one of the Company's board members, subsequently assigned to Pikerni, LLC, for $49,500. This note accrues interest at a rate of 7.0% per annum with monthly payments equal to $980 (principal and interest) and matures on January 1, 2017. The monthly payments are based on a 60 month amortization schedule, with a balloon payment of $22,737 due on January 1, 2017. The balloon payment was not made at January 1, 2017, and this note is currently in default. The Company has continued making the monthly payments of $980 and is negotiating new terms. The principal balance is classified in current notes payable on the balance sheet at December 31, 2016.

(5)
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

(6)
On December 31, 2013, the Company executed a promissory note with Mr. Prosser for $28,500. This note accrues interest at a rate of 7.0% with monthly payments equal to $564 (principal and interest) and matures on January 1, 2019.

(7)
On January 28, 2014, we entered into a line of credit loan agreement ("Credit Facility") with Citywide Banks ("Citywide") for $1,500,000 due January 15, 2015, subsequently extended to June 28, 2018. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index plus an add on index with the current and minimum rate of 6.5%,  the note has draw provisions and is collateralized by the wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Banks pledged by a related party, and 5) the personal guarantee of Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company's PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. At December 31, 2016, the borrowing base was $523,000. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. At December 31, 2016, the Company was in compliance with all of the covenants. The above-referenced promissory note contains customary default and acceleration provisions and provides for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. On January 1, 2017, the Company failed to make the principal payment due to Pikerni, LLC, and was in default on that note. The Company received a waiver from Citywide.

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

(11)
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

8.	Income Taxes
At December 31, 2016, the Company has net operating loss ("NOL") carryforwards for Federal income tax purposes of approximately $10,214,000. If not previously utilized, the NOL carryforwards will expire in 2018 through 2036.
For the years ended December 31, 2016 and 2015, the Company did not recognize any current or deferred income tax benefit or expense. Actual income tax benefit (expense) for the years ended December 31, 2016 and 2015 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

	2016	2015
Income tax benefit (expense) at the statutory rate	$1,530,000	$1,614,000
Benefit (expense) resulting from:
Increase in Federal valuation allowance	(1,530,000)	(1,884,000)
Other permanent differences	-	270,000
Utilization of net operating loss carryforwards	-	-

Income tax benefit (expense)	$-	$-

At December 31, 2016 and 2015, the tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are presented below:

	2016	2015
Federal net operating loss carryforwards	$3,473,000	$3,030,000
State net operating loss carryforwards	358,000	315,000
Oil and gas properties	1,927,000	917,000
Asset retirement obligations	405,000	371,000

Net deferred tax assets	6,163,000	4,633,000
Less valuation allowance	(6,163,000)	(4,633,000)

Net deferred tax assets	$—	$—

The Company has not maintained a tax basis property roll-forward and has not filed tax returns since 2011 and therefore, the tax assets disclosed above are management's best estimate and this estimate could change as the company completes it tax returns. A valuation allowance has been recorded for all deferred tax assets since the "more likely than not" realization criterion was not met as of December 31, 2016 and 2015.
A tax benefit from an uncertain tax position may be recognized if it is "more likely than not" that the position is sustainable based solely on its technical merits. For the years ended December 31, 2016 and 2015, the Company had no unrecognized tax benefits and management is not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next year. The Company's policy is to recognize any interest or penalties as a component of income tax expense. The Company's material taxing jurisdictions are comprised of the U.S. federal jurisdiction and the states of Colorado, Wyoming and Kansas. The tax years 2011 through 2016 remain open to examination by these taxing jurisdictions.

9.	Asset Retirement Obligations
The Company follows accounting for asset retirement obligations ("ARO") in accordance with ASC 410, Asset Retirement and Environmental Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value can be made. The Company's ARO primarily represents the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut-in wells at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its ARO by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred; the Company's credit adjusted discount rates, inflation rates and estimated dates of abandonment. The ARO is accreted to its present value each period and the capitalized asset retirement costs are amortized using the unit of production method.
A reconciliation of the Company's ARO for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Balance, beginning of year	$995,197	$749,013
Liabilities incurred upon acquisition of properties	-	204,493
Liabilities settled	(4,530)	(28,684)
Accretion expense	94,333	70,375

Balance, end of year	1,085,000	995,197
Less: current asset retirement obligations	(425,200)	(409,621)

Long-term asset retirement obligations	$659,800	$585,576

10.	Commitments and Contingencies
Lease commitments. The Company entered into a lease for property access rights and compressor space in Wyoming related to the Company's natural gas gathering system. The expense in 2016 and 2015 was $0 and $1,400, which is included in gas gathering operating costs. The Company does not have any operating leases in place as of December 31, 2016.
Legal Proceedings. The Company is subject to the risk of litigation, claims and assessments that may arise in the ordinary course of its business activities, including contractual matters and regulatory proceedings. On September 30, 2016 plaintiff Eric Langan et al. filed a complaint in Maricopa County Superior Court for common law fraud under Arizona law against Arête Industries, Inc., Don and Jane Doe Prosser, and Charles and Jane Doe Davis. The action was removed to federal court on November 17, 2016, civil action number 16 – 03994 – PHX – SPL. On September 1, 2017 a judgment was entered in favor of the defendants and against plaintiffs in the case was dismissed in its entirety for lack of personal jurisdiction.
As of December 31, 2016, the Company was not subject to any pending litigation and management is not currently aware of any asserted or unasserted claims and assessments that may impact the Company's future results of operations.

11.	Subsequent Events
The following are the subsequent events:
On September 11, 2017, we entered into an Offer to Purchase Letter  with Marc VenJohn (the "Offer Letter") for a 25% working interest in two of the Company's oil and gas assets located in Clark County, Kansas for total consideration of $150,000 and an effective date of October 1, 2017. On November 15, 2017, the Company completed the sale under a purchase and sale agreement, with an effective date of October 1, 2017 (the "VenJohn PSA"), with Marc VenJohn.

12.	Supplementary Oil and Gas Information (unaudited)

Costs Incurred in Oil and Gas Producing Activities

Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion, depreciation, amortization and accretion ("DD&A") per equivalent unit-of-production were as follows for the years ended December 31, 2016 and 2015:

	2016	2015
Acquisition costs:
Unproved properties	$-	$-
Proved properties	-	1,404,493
Exploration costs	-	-
Development costs	-	115,992
Revisions to asset retirement obligation	-	-

Total costs incurred	$-	$1,520,485

Depletion per BOE of production	$17.56	$27.78

Supplemental Oil and Gas Reserve Information

The reserve information presented below is based on estimates of net proved reserves as of December 31, 2016 and 2015 that were prepared by Pinnacle Energy Services, L.L.C. the Company's independent petroleum engineering firm, in accordance with guidelines established by the SEC.

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

Changes in Proved Reserves

The following table sets forth information regarding the Company's estimated total proved oil and gas reserve quantities for the years ended December 31:

	Oil (Bbl)	Gas (Mcf)	Equivalent (BOE)
Balance, January 1, 2015	237,229	614,940	339,720
Sale of oil and gas reserves in place		-	-
Acquisition of reserves in place	71,870	-	71,870
Revisions in previous estimates	(14,924)	(194,070)	(47,269)
Production	(18,955)	(62,630)	(29,393)

Balance, December 31, 2015	275,220	358,240	334,928
Sale of oil and gas reserves in place	-	-	-
Acquisition of reserves in place	-	-	-
Revisions in previous estimates (1)	(105,804)	(196,533)	(138,562)
Production	(23,386)	(41,937)	(30,376)

Balance, December 31, 2016	146,030	119,770	165,990

Proved reserves, December 31, 2015:
Proved developed	275,220	358,240	334,928

Proved undeveloped	-	-	-

Proved reserves, December 31, 2016:
Proved developed	146,030	119,770	165,990

Proved undeveloped	-	-	-

(1)	The primary reason for the revision in previous estimates is due to the higher lease operating expenses incurred, which made several of the wells uneconomic sooner than the prior year.

Standardized Measure
Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

As of December 31, 2016, future cash inflows were computed by applying the SEC-mandated 12 month arithmetic average of the first of month price for January through December of 2016, which resulted in benchmark prices of $42.75 per barrel for crude oil, West Texas Intermediate ("WTI") and $2.49 per MMbtu for natural gas, Henry Hub. Prices were further adjusted for transportation, quality and basis differentials, which resulted in a difference from the benchmark prices ranging from -$2.97 per barrel to -$10.77 per barrel, depending on the location of the wells. One well that produces from the Minnelusa formation has an oil differential of -$26.67 per barrel. The calculated natural gas differentials ranged from -74% to +59% as a percentage of the benchmark prices depending on where the well was located.

The assumptions used to compute estimated future cash inflows do not necessarily reflect the Company's expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company's control, such as unexpected delays in development, changes in prices or regulatory or environmental policies. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company's proved oil and gas reserves. Net operating losses incurred in oil and gas producing activities are utilized to reduce taxable income. Permanent differences in oil and gas related tax credits and allowances are recognized, if reasonably estimable.

A 10% annual discount rate was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves. The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves as of December 31, 2016 and 2015:

	2016	2015
Future cash inflows	$5,751,250	$13,002,030
Future production costs	(4,322,870)	(7,976,560)
Future development costs	-
Future income taxes	-

Future net cash flows	1,428,380	5,025,470
10% annual discount	(545,640)	(2,472,800)

Standardized measure of discounted future net cash flows	$882,740	$2,552,670

The present value (at a 10% annual discount) of future net cash flows from the Company's proved reserves is not necessarily the same as the current market value of its estimated oil and gas reserves. The Company bases the estimated discounted future net cash flows from its proved reserves on average prices realized in the preceding year and on costs in effect at the end of the year. However, actual future net cash flows from the Company's oil and gas properties will also be affected by factors such as actual prices the Company receives for oil and gas, the amount and timing of actual production, supply of and demand for oil and gas and changes in governmental regulations or taxation.

The timing of both the Company's production and incurrence of expenses in connection with the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% annual discount factor the Company uses when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

A summary of changes in the standardized measure of discounted future net cash flows is as follows for the years ended December 31, 2016 and 2015:

	2016	2015
Standardized measure of discounted future net cash flows, beginning of year	$2,552,670	$5,989,127
Sales of oil and gas, net of production costs and taxes	(224,105)	23,891
Purchases of reserves in place	-	589,190
Sales of reserves in place	-	—
Changes in development costs	-	(699,000)
Revisions of previous estimates	(802,699)	(440,871)
Changes in prices and production costs	(898,393)	(4,661,912)
Net changes in income taxes	-	1,153,332
Accretion of discount	255,267	598,913

Standardized measure of discounted future net cash flows, end of year	$882,740	$2,552,670