Form 10-Q
period 2017-03-31
ARETE INDUSTRIES INC
filed 2018-03-29
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

As of March 29, 2018, the Registrant had 14,674,580 shares of common stock issued and outstanding.

ARÊTE INDUSTRIES, INC.

Part 1 – Financial Information
Item 1 - Financial Statements
ARÊTE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS

	As of
	March 31,	December 31,
ASSETS	2017	2016
	(Unaudited)
Current Assets:
Cash	$27,488	$171,370
Accounts receivable - oil and gas sales	12,147	14,014
Prepaid expenses and other	27,470	3,032

Total Current Assets	67,105	188,416

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	5,325,381	5,325,381
Unproved properties	154,977	154,977
Furniture and equipment	22,522	22,522
Total property and equipment	5,502,880	5,502,880
Less accumulated depreciation, depletion and amortization	(3,734,522)	(3,684,522)

Net Property and Equipment	1,768,358	1,818,358

TOTAL ASSETS	$1,835,463	$2,006,774

The Accompanying Notes are an Integral Part of These Financial Statements

ARÊTE INDUSTRIES, INC.

CONDENSED BALANCE SHEETS, Continued

	As of
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2017	2016
Current Liabilities:	(Unaudited)
Accounts payable:
Trade accounts payable	122,306	133,343
Accounts payable - DNR Oil & Gas, Inc.	388,520	453,439
Accounts payable - directors and affiliates	103,273	77,616
Dividends payable:
Dividends payable	5,934	5,998
Dividends payable - directors and affiliates	41,536	41,992
Accrued interest expense:
Accrued interest expense	5,076	5,254
Accrued interest expense - directors and affiliates	20,813	18,567
Notes and advances payable - current portion:
Notes and advances payable	361,368	240,750
Notes and advances payable - directors and affiliates	135,084	134,839
Current portion of asset retirement obligations	432,000	425,200
Other accrued costs and expenses	61,745	61,745
Total Current Liabilities	1,677,655	1,598,743
Long-Term Liabilities:
Notes and advances payable, net of current portion:
Notes and advances payable, net of discount	941,740	1,032,928
Notes and advances payable - Directors and affiliates	12,748	16,435
Asset retirement obligations, net of current portion	678,000	659,800
Total Long-Term Liabilities	1,632,488	1,709,163
Total Liabilities	3,310,143	3,307,906
Commitments and Contingencies
Stockholders' Equity (Deficit):
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; 30,000 shares authorized, none issued and outstanding.	-	-
Series 2; authorized 2,500 shares, 272 shares issued and outstanding at March 31, 2017 and December 31,2016, liquidation preference $2,767,470.	2,720,000	2,720,000
Common stock, no par value; 499,000,000 shares authorized, 14,674,580 issued and outstanding at March 31, 2017 and December 31, 2016.	21,535,469	21,535,469
Accumulated deficit	(25,730,149)	(25,556,601)
Total Stockholders' Equity (Deficit)	(1,474,680)	(1,301,132)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,835,463	$2,006,774

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Oil sales	$228,187	$153,983
Natural gas sales	20,276	28,218
Royalty revenues	894	898
Total revenues	249,357	183,099
Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	211,234	282,558
Production taxes	14,754	14,114
Depreciation, depletion, amortization and accretion	75,000	178,542
Impairment	-	252,000
General and administrative expenses:
Director fees	10,000	10,000
Investor relations	2,649	1,907
Legal, auditing and professional fees	12,367	29,171
Consulting fees executive services-Related Parties	17,905	16,500
Other administrative expenses	8,163	15,166
Total operating expenses	352,072	799,958
Operating loss	(102,715)	(616,859)
Other income (expense):
Other income	2,218	-
Interest expense net	(25,581)	(22,715)
Total other income (expense)	(23,363)	(22,715)
Loss before income taxes	(126,078)	(639,574)
Income tax benefit (expense)	-	-
Net loss	$(126,078)	$(639,574)
Net Loss Applicable to Common Stockholders:
Net loss	$(126,078)	$(639,574)
Preferred stock dividends declared	(47,470)	(48,509)
Net loss applicable to common stockholders	$(173,548)	$(688,083)
Loss Per Share Applicable to Common Stockholders:
Basic	$(0.01)	$(0.05)

Diluted	$(0.01)	$(0.05)
Weighted Average Number of Common Shares Outstanding:
Basic	14,674,580	14,295,400

Diluted	14,674,580	14,295,400

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, January 1, 2017	272	$2,720,000	14,674,580	$21,535,469	$(25,556,601)	$(1,301,132)
Preferred stock dividends	-	-	-	-	(47,470)	(47,470)
Net loss	-	-	-	-	(126,078)	(126,078)
Balances, March 31, 2017	272	$2,720,000	14,674,580	$21,535,469	$(25,730,149)	$(1,474,680)

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(126,078)	$(639,574)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	50,000	155,000
Accretion of discount on asset retirement obligations	25,000	23,542
Amortization of debt discount	938	-
Impairment expense	-	252,000
Changes in operating assets and liabilities:
Accounts receivable	1,867	(16,686)
Prepaid expenses and other	(24,438)	(9,635)
Accounts payable	(11,037)	42,177
Accounts payable – DNR Oil & Gas	(64,919)	(191,860)
Accounts payable – related parties and director's fees	25,657	22,500
Other accrued expenses and accrued interest	2,068	18,749
Net cash used in operating activities	(120,942)	(343,787)
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	-	(146)
Net cash used in investing activities	-	(146)
Cash Flows from Financing Activities:
Proceeds from notes payable	32,526	25,500
Principal payments on notes payable	(4,034)	(32,134)
Principal payments on notes payable – related parties	(3,442)	(3,306)
Proceeds received from subscription receivable	-	105,000
Proceeds received from issuance of Series A2 preferred stock	-	50,000
Preferred stock dividends paid	(47,990)	-
Net cash (used in) provided by financing activities	(22,940)	145,060
Net decrease in cash and equivalents	(143,882)	(198,873)
Cash and equivalents, beginning of period	171,370	521,666

Cash and equivalents, end of period	$27,488	$322,793

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,064	$18,574
Cash paid for interest – related parties	$511	$645
Accrued dividends	$47,470	$48,509

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation
These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Arête's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of March 31, 2017, and the results of operations, changes in stockholders' equity, and cash flows for the quarters ended March 31, 2017, and 2016. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company's 2016 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.
 In connection with the preparation of its unaudited condensed financial statements, the Company evaluated events subsequent to the balance sheet date of March 31, 2017, through the filing date of this report.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income (loss) for any period presented.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate adequate revenue to satisfy its current operations, has negative cash flows from operations, and incurred significant net operating losses during the quarter ended March 31, 2017, and the years ended December 31, 2016 and 2015, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt, as well as, asset sales. There is no assurance that the Company will be able to continue raising the required capital.

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

The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Once incurred, a write-down may not be reversed in a later period. For the three month periods ended March 31, 2017 and 2016, the Company recorded impairment expense of $0 and $252,000, respectively, against its oil and gas properties.

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

Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Company will recognize an impairment loss at that time. There was no provision for impairment recorded against its unproved property for the three month periods ended March 31, 2017 and 2016.

Revenue recognition
The Company records revenues from the sale of crude oil, natural gas and natural gas liquids ("NGL") when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over and under produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances at March 31, 2017 and December 31, 2016 were not material.

Earnings per share
 Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series A2 preferred stock that is convertible into common stock at an exchange price of $2.00 per common share. As of March 31, 2017 and 2016, the convertible preferred stock had an aggregate liquidation preference of $2,767,470 and $2,720,000, respectively and was convertible to 1,384,000 and 1,360,000 shares of common stock, respectively. These shares were excluded from the earnings per share calculation because they would be anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share:

New accounting pronouncements

Other than as disclosed in the 2016 Form 10-K, there are no other ASUs applicable to the Company that would have a material effect on the Company's financial statements and related disclosures that have been issued but not yet adopted by the Company as of March 31, 2017, and through the filing of this report.

Note 3 - Oil and Gas Properties
The following table sets forth information concerning the Company's oil and gas properties:
	March 31, 2017	December 31, 2016
Proved oil and gas properties at cost, net of impairment	$5,325,381	$5,325,381
Unproved oil and gas properties at cost, net of impairment	154,977	154,977
Accumulated depreciation, depletion and amortization	(3,712,000)	(3,662,000)
Oil and gas properties, net	$1,768,358	$1,818,358
During the three month periods ended March 31, 2017 and 2016, the Company recorded depletion expense of $50,000 and $155,000, respectively. The Company recorded impairment expense of $0 and $252,000 for the three month periods ended March 31, 2017 and 2016, respectively.
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
Impairment of long-lived assets are determined on a non-recurring basis using Level 3 assumptions
The Company does not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis as of March 31, 2017. The Company does not have any liabilities that are measured at fair value on a recurring basis or nonrecurring basis as of December 31, 2016.

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
The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long term debt in our balance sheet approximates fair value as of March 31, 2017 and December 31, 2016.
Note 5 - Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $10.4 million which expire in 2018 through 2036. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the period ended March 31, 2017, the Company did not recognize any income tax benefit due to the valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of March 31, 2017, the Company had no unrecognized tax benefits.

Note 6 - Stock transactions and preferred stock dividends

Common stock
There were no issuances of common stock during the three month period ended March 31, 2017.

Preferred stock
At March 31, 2017, the Company had $2,720,000 (272 shares) outstanding.  A maximum amount of 600 shares at $10,000 per share or $6,000,000 are available for issuance.

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

Optional Redemption by Holder. Unless prohibited by Colorado law governing distributions to shareholders, the Company, upon 90 days' prior written request from any holders of outstanding shares of Series A2 Preferred Stock, in its sole discretion, may redeem at a redemption price equal to the sum of (i) $10,000 per share and (ii) the accrued and unpaid dividends thereon, to the redemption date, up to one-third of each holder's outstanding shares of Series A2 Preferred Stock on: (i) the first anniversary of the Original Issue Date (the "First Redemption Date"), (ii) the second anniversary of the Original Issue Date (the "Second Redemption Date") and (iii) the third anniversary of the Original Issue Date (the "Third Redemption Date", along with the First Redemption Date and the Second Redemption Date, collectively, each a "Redemption Date"). If on any Redemption Date, Colorado law governing distributions to shareholders prevents the Company from redeeming all shares of Series A2 Preferred Stock to be redeemed, the Company may ratably redeem the maximum number of shares that it may redeem consistent with such law, and may also redeem the remaining shares as soon as it may lawfully do so under such law

Preemptive Rights.  Holders of the Series A2 Preferred Stock do not have preemptive rights.

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

Note 7 - Notes and advances payable

Notes payable consist of the following as of the date indicated:

	March 31, 2017	December 31, 2016
Officers, directors and affiliates:
Note payable, interest 7.0%, due January 2019 (1)	27,104	30,546
Collateralized note payable (2)	120,728	120,728

Total officers, directors and affiliates	147,832	151,274
Less: Current portion of officers, directors, and affiliates	135,084	134,839

Long-term portion of officers, directors, and affiliates	$12,748	$16,435

Unrelated parties:
Notes payable, interest at 7.5%, due March 2018 (3)	$100,000	$100,000
Notes payable, interest at 7.0%, due January 2017 (4)*	20,175	22,737
Note payable, due March 2018 (5)	150,000	150,000
Note payable, due January 2019 (6)	12,091	13,566
Line of credit, interest variable (see below) due June 2018 (7)	523,000	523,000
Note payable, interest at 7.0%, due August 2016 (8)*	62,000	62,000
Notes payable, interest at 7.0%, due June 2018 (9)	183,000	183,000
Notes payable, net of discount, interest at 7.0%, due June 2018 (10)	97,750	97,300
Notes payable, net of discount, interest at 7.0%, due June 2018 (11)	98,500	98,200
Notes payable, net of discount, interest at 7.0%, due June 2018 (12)	24,063	23,875
Notes payable, interest at 5.0%, due October 2018 (13)	32,529	-

Total unrelated parties	1,303,108	1,273,678
Less: Current portion of unrelated parties	361,368	240,750
Long-term portion of unrelated parties	$941,740	$1,032,928

* Note is in default
All of the Company's debt matures in fiscal year 2018, except for one note payable to Don Prosser (see bullet 6 below), which is due on January 1, 2019.
(1)
In January 2014, we memorialized certain short-term liabilities owed to one of our directors, Charlie Davis, into a formal promissory note. This note accrues interest at an annual rate of 7.0% with monthly payments equal to $1,316 (principal and interest) and will mature on January 1, 2019. Interest paid through March 31, 2017 was $511.

(2)
On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, ("Apex") the principal sum of $120,728, with interest accruing at an annual rate of 7.5%, with principal and interest due on March 30, 2018. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other asset sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company paid a loan fee to Apex of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The Company obtained a default waiver from Apex related to the new notes entered into through the date of this report. The Company has not had operating income or had any lease or well sales in the current fiscal year; therefore, no payments have been made to Apex through March 31, 2017. No interest paid through March 31, 2017.

(3)
On March 28, 2012, the Company executed a promissory note with Pikerni, LLC ("Pikerni"). This note was extended and amended on April 1, 2015, extending the maturity date of the note to April 1, 2016, with principal payments of $5,000 due on June 30, 2015, September 30, 2015, December 31, 2015, and March 31, 2016, and the remaining principal balance of $80,000 due on April 1, 2016. The note accrues interest at an annual rate of 7.5% and is payable quarterly. The Company did not make any of the principal payments and was in default on this note, however, in January 2016 the Company entered into an extension agreement with Pikerni, with an effective date of June 15, 2016. The principal amount of $100,000 was extended to March 30, 2018, with interest continuing to accrue at an annual rate of 7.5% and interest payments continuing to be paid in 90-day intervals. Interest paid through March 31, 2017 was $1,875.

(4)
On January 1, 2014, the Company executed a promissory note with William Stewart, one of the Company's board members, subsequently assigned to Pikerni, LLC, for $49,500. This note accrues interest at a rate of 7.0% per annum with monthly payments equal to $980 (principal and interest) and matures on January 1, 2017. The monthly payments are based on a 60 month amortization schedule, with a balloon payment of $22,737 due on January 1, 2017. The balloon payment was not made at January 1, 2017, and this note is currently in default. The Company has continued making the monthly payments of $980 and is negotiating new terms. The principal balance is classified in current notes payable on the balance sheet at March 31, 2017. Interest paid through March 31, 2017 was $378.

(5)
On March 28, 2012, the Company executed a Promissory Note with Fairfield Management Group, LLC, subsequently assigned to Donald Prosser (former CFO and Director) ("Prosser") during the fiscal year ended December 31, 2015. The note has a principal balance of $150,000, accrues interest at 7.5% payable monthly and had a maturity date of March 31, 2016, which was subsequently extended to March 31, 2017 and extended again on May 3, 2017 to March 30, 2018. Interest paid through March 31, 2017 was $2,813.

(6)
On December 31, 2013, the Company executed a promissory note with Mr. Prosser for $28,500. This note accrues interest at a rate of 7.0% with monthly payments equal to $564 (principal and interest) and matures on January 1, 2019. Interest paid through March 31, 2017 was $218.

(7)
On January 28, 2014, we entered into a line of credit loan agreement ("Credit Facility") with Citywide Banks ("Citywide") for $1,500,000 due January 15, 2015, subsequently extended to June 28, 2018. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index plus an add on index with the current and minimum rate of 6.5%,  the note has draw provisions and is collateralized by the wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Banks pledged by a related party, and 5) the personal guarantee of Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company's PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. At March 31, 2017, the borrowing base was $523,000. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory note contains customary default and acceleration provisions and provides for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. Interest paid through March 31, 2017 was $8,499.

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
The Company did not make the August 15, 2015, or August 15, 2016, principal payment and is currently in default on this note. The Company is negotiating new terms with the note holder. Interest paid through March 31, 2017 was $1,109.
(9)
In June 2013, in connection with the conversions of Series A-1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. We have agreed in writing with the holders of these two existing notes to extend the maturity date of the notes to June 18, 2018. Interest paid through March 31, 2017 was $3,203.

(10)
On June 29, 2016, the Company entered into a promissory note with an unrelated party and received $100,000 and issued 30,000 shares of the Company's restricted common stock, valued at $3,600, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 29, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. All payments have been made on this note through the filing of this report. The loan servicing fee will be amortized over the life of the loan. Interest paid through March 31, 2017 was $1,764.

(11)
On June 30, 2016, the Company entered into a promissory note with an unrelated party for $100,000 and the issuance of 20,000 shares of the Company's restricted common stock, valued at $2,400, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 30, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. The proceeds for this note were received on July 1, 2016, upon formal closing of the transaction. The loan servicing fee will be amortized over the life of the loan. Interest paid through March 31, 2017 was $1,764.

(12)
On June 30, 2016, the Company entered into a promissory note with an unrelated party for $25,000 and the issuance of 12,500 shares of the Company's restricted common stock, valued at $1,500, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 29, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. The proceeds from this note were received on July 5, 2016, upon formal closing of the transaction. The loan servicing fee will be amortized over the life of the loan. Interest paid through March 31, 2017 was $441.

(13)
On March 16, 2017, the Company entered into a Commercial Premium Finance Agreement – Promissory Note in the amount of $32,529 to finance one its D&O insurance policy. This note accrues interest at a rate of 5.0% and matures on October 17, 2017. This note was paid in full on October 17, 2017. No interest paid through March 31, 2017.

Note 8 -	Asset Retirement Obligation
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
A reconciliation of the Company's ARO as of March 31, 2017 and December 31, 2016, is as follows:

	As of March 31, 2017	As of December 31, 2016
Balance, beginning of year	$1,085,000	$995,197
Liabilities settled	-	(4,530)
Accretion expense	25,000	94,333

Balance, end of year	1,110,000	1,085,00
Less: current asset retirement obligations	(432,000)	(425,200)

Long-term asset retirement obligations	$678,000	$659,800

Note 9 – Commitment's and Contingencies
Legal Proceedings. The Company is subject to the risk of litigation, claims and assessments that may arise in the ordinary course of its business activities, including contractual matters and regulatory proceedings. On September 30, 2016 plaintiff Eric Langan et al. filed a complaint in Maricopa County Superior Court for common law fraud under Arizona law against Arête Industries, Inc., Don and Jane Doe Prosser, and Charles and Jane Doe Davis. The action was removed to federal court on November 17, 2016, civil action number 16 – 03994 – PHX – SPL. On September 1, 2017 a judgment was entered in favor of the defendants and against plaintiffs and the case was dismissed.
As of March 31, 2017, the Company was not subject to any pending litigation and management is not currently aware of any asserted or unasserted claims and assessments that may impact the Company's future results of operations.

Note 10 - Subsequent Events

On September 11, 2017, the Company entered into an Offer to Purchase Letter with an unrelated party for a 25% working interest in two of the Company's oil and gas assets located in Clark County, Kansas for total consideration of $150,000 and an effective date of October 1, 2017. On November 15, 2017, the Company completed the sale, with an effective date of October 1, 2017.
On December 22, 2017, the Company entered into an Offer to Purchase Letter with an unrelated party for a 6.0% and 3.33% working interest in two of the Company's oil and gas assets located in Clark County, Kansas for total consideration of $50,000 and an effective date of January 1, 2018.
On January 16, 2018, the Company entered into a 90-day promissory note with an unrelated party for proceeds of $40,000. This note accrues interest at a rate of 7.0% and matures on April 17, 2018.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarters ended March 31, 2017 and 2016 should be read together with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, and the financial statements and footnotes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

General Overview

We are an independent energy company whose business plan is to acquire, explore and develop oil, natural gas and natural gas liquids ("NGL's") in the United States. Due to our limited capital and low commodity prices, we have not been able to execute on our business plan since 2015. Our long-term strategy is to seek to deliver net asset value per share growth to our investors via attractive investments within the oil and gas industry. In the event we are able to obtain sufficient additional capital we expect to seek properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, re-completion and re-working projects. In addition, we seek acreage, prospective for oil and natural gas, to purchase in order to obtain cash flow from the re-sale and farm out of such prospects.

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

Results of Operations for the Three months Ended March 31, 2017 and 2016

Presented below is a discussion of our results of operations for the three months ended March 31, 2017 and 2016.
Net Loss Applicable to Common Stockholders
Net loss applicable to common stockholders for the three months ended March 31, 2017 and 2016 was $173,548 and $688,093, respectively. The loss was caused by lower sales volumes in the first quarter 2017, although this was somewhat mitigated by highercommodity prices, and higher operating costs, due to additional repair and maintenance required in the field to keep the production decline curve at a lower rate are the primary reason for our net loss. This was slightly offset with lower general and administrative costs ("G&A Expense"). Our costs for oil and gas producing activities for March 31, 2017 and 2016 were $300,988 and $727,214, respectively. The costs in 2016 included a $252,000 noncash impairment charge to the carrying value of our proved oil and gas properties. Our oil and natural gas sales, were higher by 36.2% or $66,258 compared to the same period in the prior year. G&A expenses decreased 29.8% or $21,660. The Company declared dividends on its Series 2 Class A Preferred Stock at March 31, 2017 and 2016, equal to $47,470 and $48,509, respectively.
The discussion below further discusses our results of operation for the three month periods ended March 31, 2017 and 2016.

Oil and Gas Producing Activities
            The results of our producing oil and gas properties are presented below for the three month periods ended March 31, 2017 and 2016:

	Three Month Periods Ended
	March 31,
	2017	2016	$ Change	% Change
Oil Sales	$228,187	$153,983	$74,204	48.2%
Natural Gas Sales	20,276	28,218	(7,942)	(28.1)%
Royalty sales	894	898	(4)	(0.4)%
Total Revenue	249,357	183,099	$66,258	36.2%

Lease Operating Expense	211,234	282,558	$(71,324)	(25.2)%
Production Taxes	14,754	14,114	640	4.5%
Depreciation, depletion, amortization ("DD&A")	50,000	155,000	(105,000)	(67.7)%
Accretion	25,000	23,542	1,458	6.2%
Impairment expense	-	252,000	(252,000)	100.0%
Total operating expenses	300,988	727,214	(426,226)	(58.6)%
Net operating loss before general and administrative expense	(51,631)	(544,115)	492,484	(90.5)%

Net barrels of oil sold	4,878	5,532	(654)	(11.8)%
Net Mcf of gas sold	8,781	15,104	(6,323)	(41.9)%
Boe	6,342	8,049	(1,707)	(21.2)%
Average price for oil	$46.77	$27.84	$18.93	68.0%
Average price for gas	$2.31	$1.87	$0.44	23.6%
Lease operating expense per BOE	$33.31	$35.10	$(1.80)	(5.1)%
DD&A per BOE	$11.83	$19.26	$(10.35)	(46.7)%
Three Months Ended March 31, 2017 and 2016
Our oil sales for the three month periods ended March 31, 2017 and 2016 were $228,187 and $153,983, respectively, an increase of $74,204 or 48.2%. This increase can be attributed to higher realized oil prices. The average realized price per barrel of oil was $46.77 for the three month period ended March 31, 2017, an increase of 68.0% or $18.93 per barrel compared to $27.84 for the same period in the prior year. The increase due to higher prices was offset with lower sales volumes, which decreased 11.8% or 654 barrels in the current period to 4,878 barrels, compared to 5,532 barrels of oil in the same period in the prior year. The effect on our oil sales due to the decreased sales volumes was $30,569 lower sales and the effect of the higher average realized oil prices was $104,773.
Our natural gas sales for the three month periods ended March 31, 2017 and 2016, were $20,276 and $28,218, respectively, a decrease of $7,942 or 28.1%. The average realized natural gas prices, including proceeds from sales of natural gas liquids, in 2017 and 2016, were $2.31 and $1.87 per Mcf, respectively, an increase of $0.44 or 23.6%. Natural gas sales volumes for the three month periods ended March 31, 2017 and 2016, were 8,781 Mcf and 15,104 Mcf, respectively, which was lower 41.9% or 6,323 Mcf than the prior period. The impact on natural gas sales in the current year due to the higher realized prices resulted in greater natural gas sales of $6,658. The effect of the lower volumes decreased sales by $14,600.

Lease operating expense ("LOE") for the three month periods ended March 31, 2017 and 2016, were $211,234 and $282,558, respectively. This decrease of $71,324 or 25.2% was due to lower workover expenses incurred in the current period. During the prior year we had performed a workover program which increased maintenance, pump changes and chemical work during the year related to the Padgett Properties to enhance the facilities and well equipment. LOE per BOE in 2017 and 2016 were $33.31 and $35.10, respectively, a decrease of $1.80 or 5.1% compared to the prior year.
Production taxes were $14,754 and $14,114, for the three month periods ended March 31, 2017 and 2016, respectively, an increase of $640 or 4.5%. We generally expect absolute production tax expense to trend as a percentage with oil, gas, and NGL production revenue within each state we have operations in. Production taxes as a percentage of revenue in 2017 and 2016 were 5.9% and 7.7%. Our production in Kansas and Nebraska has a blended production tax rate of approximately 4.4% and our Wyoming production is approximately 11.0%; therefore, as our sales increase in Kansas and Nebraska the tax rate as a percentage of sales decreases. We had more production in Kansas and Nebraska in 2017 compared to 2016 due to the Wellstar acquisition in December 2015; therefore, the tax rate as a percentage of revenue decreased.
Our DD&A expenses were $50,000 and $155,000, for the three month periods ended March 31, 2017 and 2016, respectively, a decrease of $105,000 or 67.7%. This decrease was due to a lower depletable base because of impairments of our oil and gas properties at December 31, 2016 and 2015, as well as an increase in the reserve base related to the acquisition of additional producing wells (Padgett Properties) at December 31, 2015, which reduced the DD&A rate.
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
As a result of our impairment assessments of our oil and gas properties, a noncash charge to reduce the carrying values, we recorded impairment expense of $252,000 against our proved property at March 31, 2016 and an aggregate $3,358,000 of impairment expense at December 31, 2016.
General and Administrative
Presented below is a summary of general and administrative expenses for the three month periods ended March 31, 2017 and 2016:
	March 31,
General and administrative expenses:	2017	2016	$ Change	% Change
Director fees	10,000	10,000	$-	-%
Investor relations	2,649	1,907	742	38.9%
Legal, auditing and professional fees	12,367	29,171	(16,804)	(57.6)%
Consulting fees - Related Parties	17,905	16,500	1,405	8.5%
Other administrative expenses	8,163	15,166	(7,003)	(46.2)%
Total G&A Expense	51,084	72,744	(21,660)	(29.8)%
Three Month Periods Ended March 31, 2017 and 2016
General and administrative expenses decreased $21,660 or 29.8% for the three month period ended March 31, 2017, compared to the same period in 2016. This reduction was primarily due to a decrease in legal, auditing and professional fees, and other administrative expenses. During the three month period ended March 31, 2016, we incurred higher legal costs and audit fees compared to the current period. Other administrative expenses in the prior period included one time software expenses and some expenses related to travel.

Interest Expense, net
Interest expense, net of interest income, for the three month period ended March 31, 2017 and 2016 was $25,581 and $22,715, respectively, an increase of $2,866 or 12.6%, due to additional borrowing from three unrelated parties in June 2016. We recorded $2,751 of interest expense to related parties during the three month period ended March 31, 2017, and made principal and interest payments of $3,950 to one of the related parties  and we made principal and interest payments of $22,830 to unrelated parties during the three month period ended March 31, 2017.

Liquidity and Capital Resources
We do not generate adequate revenue to satisfy our current operations, we have negative cash flows from operations, and we have incurred significant net operating losses during the three month period ended March 31, 2017 and the year ended December 31, 2016, which raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have historically obtained funds through private placement offerings of equity and debt, as well as, asset sales.
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
We had a working capital deficit as of March 31, 2017, and December 31, 2016, of $1.6 million and $1.4 million, respectively. The components of our working capital deficit at March 31, 2017, compared to December 31, 2016 were a decrease in our current assets by $121,311, primarily due to a decrease in our cash account, which was lower by $143,882. Our current liabilities increased by $78,912 compared to the prior year. This increase can be mostly attributed to our current portion of notes payable increasing due to maturities coming due within 12 months and an increase in related party accounts payable. These were offset slightly with a decrease in trade accounts payable and accounts payable to DNR Oil and Gas, Inc.
We incurred negative cash flow of $120,942 from our operations during the three month period ended March 31, 2017, compared to negative operating cash flow of $343,787 during the same period in the prior year, a change of $222,845 or 64.8%. This decrease in cash used in operating activities can be attributed a decrease in cash operating costs of $70,684 and to the timing of our cash receipts and payments. Cash used in operating activities during the three month period ended March 31, 2016, was primarily related to lower oil and natural gas prices, which resulted in lower revenues and a payment of approximately $300,000 due to DNR related to a settlement agreement.
There were no investing activities for the three month period ended March 31, 2017. Investing activities during the three month period ended March 31, 2016, used net cash of $146, which was related to the payment of some leasehold costs in which we own a very small working interest in.
Financing activities used net cash of $22,940 during the three month period ended March 31, 2017, which was related to the payment of $47,990 of dividends for our series A2 preferred stock, proceeds received on a note payable of $32,526, offset with principal payments of $7,476. We had $145,060 of net cash provided by financing activities for the three month period ended March 31, 2016. We entered into a short-term note payable with an unrelated party for net proceeds of $25,500 to finance our D&O Insurance liability policy, we made principal payments on our debts in the amount of $35,440, we received $105,000 related to the A2 Preferred Stock issued during the prior year, as well as, receiving proceeds of $50,000 for an additional sale of 5 shares of our A2 Preferred Stock.
Off-Balance Sheet Arrangements

None

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company is a "Smaller Reporting Company" and is not required to provide or disclose the information required by this item.

Item 4 - Controls and Procedures

 As of June 30, 2017, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, the ineffectiveness of our disclosure controls and procedures is due primarily to;

•	our Board of Directors does not currently have any independent members that qualify as an audit committee financial expert,
•	we have not developed and effectively communicated our accounting policies and procedures,
•	our documentation of transaction in certain circumstances is not timely due to our limited staff and resources,
•	our controls over financial statement disclosures were determined to be ineffective, including deficiencies in the preparation of the disclosure checklist and
•
we do not maintain adequate and effective internal controls over our reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are technical information, financial data, ownership interest, and production data. The relevant field and reservoir technical information, which is updated annually, is assessed for validity when our independent petroleum engineering firm has technical meetings with our officers

•
We have not maintained a tax basis property roll-forward and we have not filed tax returns since 2011 and therefore the tax assets disclosed are managements best estimate and this estimate could change as the company completes it tax returns.  There were no changes in internal control since December 1, 2016.

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

Item 1A - Risk Factors.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on December 1, 2017. The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2016, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

By: /s/ Nicholas Scheidt, CEO
Nicholas L. Scheidt, Principal Executive Officer
Dated:  March 29, 2018

By: /s/ Tristan R. Farel
Tristan R. Farel, Chief Financial Officer
Dated:  March 29, 2018