Form 10-Q
period 2017-06-30
ARETE INDUSTRIES INC
filed 2018-03-29
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

ARÊTE INDUSTRIES, INC.

Part 1 – Financial Information
Item 1 - Financial Statements
ARÊTE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS

	As of
	June 30,	December 31,
ASSETS	2017	2016
	(Unaudited)
Current Assets:
Cash	$-	$171,370
Accounts receivable - oil and gas sales	14,105	14,014
Prepaid expenses and other	19,338	3,032

Total Current Assets	33,433	188,416

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	5,325,526	5,325,381
Unproved properties	154,982	154,977
Furniture and equipment	22,522	22,522
Total property and equipment	5,503,030	5,502,880
Less accumulated depreciation, depletion and amortization	(3,770,522)	(3,684,522)

Net Property and Equipment	1,732,508	1,818,358

TOTAL ASSETS	$1,765,951	$2,006,774

The Accompanying Notes are an Integral Part of These Financial Statements

ARÊTE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS, Continued

	As of
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2017	2016
Current Liabilities:	(Unaudited)
Accounts payable:
Trade accounts payable	198,346	133,343
Accounts payable - DNR Oil & Gas, Inc.	410,188	453,439
Accounts payable - directors and affiliates	126,586	77,616
Dividends payable:
Dividends payable	5,934	5,998
Dividends payable - directors and affiliates	79,930	41,992
Accrued interest expense:
Accrued interest expense	5,188	5,254
Accrued interest expense - directors and affiliates	23,220	18,567
Notes and advances payable - current portion:
Notes and advances payable	1,261,011	240,750
Notes and advances payable - directors and affiliates	137,970	134,839
Current portion of asset retirement obligations	439,000	425,200
Other accrued costs and expenses	61,745	61,745
Total Current Liabilities	2,749,118	1,598,743
Long-Term Liabilities:
Notes and advances payable, net of current portion:
Notes and advances payable, net of discount	26,993	1,032,928
Notes and advances payable - Directors and affiliates	9,001	16,435
Asset retirement obligations, net of current portion	696,000	659,800
Total Long-Term Liabilities	731,994	1,709,163
Total Liabilities	3,481,112	3,307,906
Commitments and Contingencies
Stockholders' Equity (Deficit):
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; 30,000 shares authorized, none issued and outstanding.	-	-
Series 2; authorized 2,500 shares, 272 shares issued and outstanding at June 30, 2017 and December 31,2016, liquidation preference $2,805,864.	2,720,000	2,720,000
Common stock, no par value; 499,000,000 shares authorized, 14,674,580 issued and outstanding at June 30, 2017 and December 31, 2016.	21,535,469	21,535,469
Accumulated deficit	(25,970,630)	(25,556,601)
Total Stockholders' Equity (Deficit)	(1,715,161)	(1,301,132)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,765,951	$2,006,774

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$211,792	$260,574	$439,979	$414,557
Natural gas sales	14,167	17,200	34,443	45,418
Royalty revenues	1,065	379	1,959	1,277
Total revenues	227,024	278,153	476,381	461,252
Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	233,796	204,897	445,030	487,455
Production taxes	14,255	21,953	29,009	36,067
Depreciation, depletion, amortization and accretion	61,000	120,268	136,000	298,810
Impairment	-	-	-	252,000
General and administrative expenses:
Director fees	10,000	10,000	20,000	20,000
Investor relations	1,205	5,406	3,854	7,313
Legal, auditing and professional fees	51,379	56,713	63,746	85,884
Consulting fees executive services-Related Parties	13,313	24,232	31,218	40,732
Other administrative expenses	8,133	8,006	16,296	23,172
Total operating expenses	393,081	451,475	745,153	1,251,433
Operating loss	(166,057)	(173,322)	(268,772)	(790,181)
Other income (expense)
Other Income	-	-	2,218	-
Interest income (expense), net	(26,954)	(22,237)	(52,535)	(44,952)
Total other expense	(26,954)	(22,237)	(50,317)	(44,952)
Loss before income taxes	(193,011)	(195,559)	(319,089)	(835,133)
Income tax benefit (expense)	-	-	-	-
Net loss	$(193,011)	$(195,559)	$(319,089)	$(835,133)
Net Loss Applicable to Common Stockholders:
Net loss	$(193,011)	$(195,559)	$(319,089)	$(835,133)
Preferred stock dividends declared	(47,470)	(47,470)	(94,940)	(95,979)
Net loss applicable to common stockholders	$(240,481)	$(243,029)	$(414,029)	$(931,112)
Loss Per Share Applicable to Common Stockholders:
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.06)

Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.06)
Weighted Average Number of Common Shares Outstanding:
Basic	14,674,580	14,469,700	14,674,580	14,382,550

Diluted	14,674,580	14,467,700	14,674,580	14,382,550

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, January 1, 2017	272	$2,720,000	14,674,580	$21,535,469	$(25,556,601)	$(1,301,132)
Preferred stock dividends	-	-	-	-	(94,940)	(94,940)
Net loss	-	-	-	-	(319,089)	(319,089)
Balances, June 30, 2017	272	$2,720,000	14,674,580	$21,535,469	$(25,970,630)	$(1,715,161)

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(319,089)	$(835,133)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	86,000	251,000
Accretion of discount on asset retirement obligations	50,000	47,810
Amortization of loan servicing fees	1,875	-
Impairment expense	-	252,000
Common stock issued in exchange for services Changes in operating assets and liabilities:	-	25,334
Accounts receivable	(91)	(18,421)
Prepaid expenses and other	(16,306)	7,209
Accounts payable	65,003	66,091
Accounts payable – DNR Oil & Gas	(43,251)	(234,022)
Accounts payable – related parties and director's fees	48,970	31,398
Other accrued expenses and accrued interest	4,587	37,230
Net cash used in operating activities	(122,302)	(369,504)
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(150)	(373)
Net cash used in investing activities	(150)	(373)
Cash Flows from Financing Activities:
Proceeds from notes payable	32,526	125,500
Principal payments on notes payable	(20,075)	(114,696)
Principal payments on notes payable – related parties	(4,303)	(3,306)
Proceeds received from subscription receivable	-	105,000
Proceeds received from issuance of Series A2 preferred stock	-	50,000
Preferred stock dividends paid	(57,066)	(48,509)
Net cash (used in) provided by financing activities	(48,918)	113,989
Net decrease in cash and equivalents	(171,370)	(255,888)
Cash and equivalents, beginning of period	171,370	521,666

Cash and equivalents, end of period	$-	$265,778

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$44,439	$39,376
Cash paid for interest – related parties	$966	$1,505
Cash paid for finance expenses	$668	$-
Amortization of debt discount	$1,875	$-
Accrued dividends	$47,990	$47,470
Common stock issued for loan closing costs	$-	$3,600

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation
These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Arête's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of June 30, 2017, and the results of operations, changes in stockholders' equity, and cash flows for the quarters ended June 30, 2017, and 2016. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company's 2016 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.
 In connection with the preparation of its unaudited condensed financial statements, the Company evaluated events subsequent to the balance sheet date of June 30, 2017, through the filing date of this report.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income (loss) for any period presented.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate adequate revenue to satisfy its current operations, has negative cash flows from operations, and incurred significant net operating losses during the quarter ended June 30, 2017 and the six months ended June 30, 2017, and the years ended December 31, 2016 and 2015, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt, as well as, asset sales. There is no assurance that the Company will be able to continue raising the required capital.

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

The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Once incurred, a write-down may not be reversed in a later period. During the six months period ended June 30, 2017 and 2016, the Company recorded impairment expense of $0 and $252,000, respectively, against its oil and gas properties. There were no impairment expense recorded for the three month periods ended June 30, 2017 and 2016.
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
Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Company will recognize an impairment loss at that time. There was no provision for impairment recorded against its unproved property for the three and six month periods ended June 30, 2017 and 2016.

Revenue recognition
The Company records revenues from the sale of crude oil, natural gas and natural gas liquids ("NGL") when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over and under produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances at June 30, 2017 and December 31, 2016 were not material.

Earnings per share
 Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series A2 preferred stock that is convertible into common stock at an exchange price of $2.00 per common share. As of June 30, 2017, and December 31, 2016, the convertible preferred stock had an aggregate liquidation preference of $2,805,864 and was convertible to 1,384,000 shares of common stock. These shares were excluded from the earnings per share calculation for the three and six month periods ended June 2017 and 2016 because they would be anti-dilutive.

New accounting pronouncements
Other than as disclosed in the 2016 Form 10-K, there are no other ASUs applicable to the Company that would have a material effect on the Company's financial statements and related disclosures that have been issued but not yet adopted by the Company as of June 30, 2017, and through the filing of this report.

Note 3 - Oil and Gas Properties
The following table sets forth information concerning the Company's oil and gas properties:
	June 30, 2017	December 31, 2016
Proved oil and gas properties at cost, net of impairment	$5,325,381	$5,325,381
Unproved oil and gas properties at cost, net of impairment	154,982	154,977
Accumulated depreciation, depletion and amortization	(3,748,000)	(3,662,000)
Oil and gas properties, net	$1,732,508	$1,818,358
During the three month periods ended June 30, 2017 and 2016, the Company recorded depletion expense of $61,000 and $120,268, respectively and for the six months ended June 30, 2017 and 2016, the company recorded depletion expense of $136,000 and $298,810, respectively.
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
Impairment of long-lived assets are determined on a non-recurring basis using Level 3 assumptions.

The Company does not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis as of June 30, 2017. The Company does not have any liabilities that are measured at fair value on a recurring basis or nonrecurring basis as of December 31, 2016.  The following table represents the Company's assets that are measured at fair value on a nonrecurring basis in the accompanying balance sheets, and where they are classified within the fair value hierarchy as of December 31, 2016:
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
The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long-term debt in our balance sheet approximates fair value as of June 30, 2017 and December 31, 2016.
Note 5 - Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $10.4 million which expire in 2018 through 2036. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the period ended June 30, 2017, the Company did not recognize any income tax benefit due to the valuation allowance.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of June 30, 2017, the Company had no unrecognized tax benefits.

Note 6 - Stock transactions and preferred stock dividends

Common stock
There were no issuances of common stock during the six month period ended June 30, 2017.

Preferred stock
At June 30, 2017, the Company had $2,720,000 (272 shares) outstanding.  A maximum amount of 600 shares at $10,000 per share or $6,000,000 are available for issuance.
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

Note 7 - Notes and advances payable
Notes payable consist of the following as of the date indicated:

	June 30, 2017	December 31, 2016
Officers, directors and affiliates:
Note payable, interest 7.0%, due January 2019 (1)	26,243	30,546
Collateralized note payable (2)	120,728	120,728
Total officers, directors and affiliates	146,971	151,274
Less: Current portion of officers, directors, and affiliates	137,970	134,839
Long-term portion of officers, directors, and affiliates	$9,001	$16,435
Unrelated parties:
Notes payable, interest at 7.5%, due March 2018 (3)	$100,000	$100,000
Notes payable, interest at 7.0%, due January 2017 (4) *	17,575	22,737
Note payable, due March 2018 (5)	150,000	150,000
Note payable, due January 2019 (6)	11,468	13,566
Line of credit, interest variable (see below) due June 2018 (7)	523,000	523,000
Note payable, interest at 7.0%, due August 2016 (8) *	62,000	62,000
Notes payable, interest at 7.0%, due June 2018 (9)	183,000	183,000
Notes payable, net of discount, interest at 7.0%, due June 2018 (10)	98,200	97,300
Notes payable, net of discount, interest at 7.0%, due June 2018 (11)	98,800	98,200
Notes payable, net of discount, interest at 7.0%, due June 2018 (12)	24,250	23,875
Notes payable, interest at 5.0%, due October 2018 (13)	19,710	-
Total unrelated parties	1,288,004	1,273,678
Less: Current portion of unrelated parties	1,261,011	240,750
Long-term portion of unrelated parties	$26,993	$1,032,928
* Note is in default
All of the Company's debt matures in fiscal year 2018, except for one note payable to Don Prosser (see bullet 6 below), which is due on January 1, 2019.
(1)
In January 2014, we memorialized certain short-term liabilities owed to one of our directors, Charlie Davis, into a formal promissory note. This note accrues interest at an annual rate of 7.0% with monthly payments equal to $1,316 (principal and interest) and will mature on January 1, 2019. Interest paid through June 30, 2017 was $966.

(2)
On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, ("Apex") the principal sum of $120,728, with interest accruing at an annual rate of 7.5%, with principal and interest due on March 30, 2018. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other asset sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company paid a loan fee to Apex of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The Company obtained a default waiver from Apex related to the new notes entered into through the date of this report. The Company has not had operating income or had any lease or well sales in the current fiscal year; therefore, no payments have been made to Apex through June 30, 2017. There was no interest paid through June 30, 2017.

(3)
On March 28, 2012, the Company executed a promissory note with Pikerni, LLC ("Pikerni"). This note was extended and amended on April 1, 2015, extending the maturity date of the note to April 1, 2016, with principal payments of $5,000 due on June 30, 2015, September 30, 2015, December 31, 2015, and March 31, 2016, and the remaining principal balance of $80,000 due on April 1, 2016. The note accrues interest at an annual rate of 7.5% and is payable quarterly. The Company did not make any of the principal payments and was in default on this note, however, in January 2016 the Company entered into an extension agreement with Pikerni, with an effective date of June 15, 2016. The principal amount of $100,000 was extended to March 30, 2018, with interest continuing to accrue at an annual rate of 7.5% and interest payments continuing to be paid in 90-day intervals. Interest paid through June 30, 2017 was $3,750.

(4)
On January 1, 2014, the Company executed a promissory note with William Stewart, one of the Company's board members, subsequently assigned to Pikerni, LLC, for $49,500. This note accrues interest at a rate of 7.0% per annum with monthly payments equal to $980 (principal and interest) and matures on January 1, 2017. The monthly payments are based on a 60 month amortization schedule, with a balloon payment of $22,737 due on January 1, 2017. The balloon payment was not made at January 1, 2017, and this note is currently in default. The Company has continued making the monthly payments of $980 and is negotiating new terms. The principal balance is classified in current notes payable on the balance sheet at June 30, 2017. Interest paid through June 30, 2017 was $719.

(5)
On March 28, 2012, the Company executed a Promissory Note with Fairfield Management Group, LLC, subsequently assigned to Donald Prosser (former CFO and Director) ("Prosser") during the fiscal year ended December 31, 2015. The note has a principal balance of $150,000, accrues interest at 7.5% payable monthly and had a maturity date of March 31, 2016, which was subsequently extended to March 31, 2017 and extended again on May 3, 2017 to March 30, 2018. Interest paid through June 30, 2017 was $5,625.

(6)
On December 31, 2013, the Company executed a promissory note with Mr. Prosser for $28,500. This note accrues interest at a rate of 7.0% with monthly payments equal to $564 (principal and interest) and matures on January 1, 2019. Interest paid through June 30, 2017 was $414.

(7)
On January 28, 2014, we entered into a line of credit loan agreement ("Credit Facility") with Citywide Banks ("Citywide") for $1,500,000 due January 15, 2015, subsequently extended to June 28, 2018. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index plus an add on index with the current and minimum rate of 6.5%,  the note has draw provisions and is collateralized by the wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Banks pledged by a related party, and 5) the personal guarantee of Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company's PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. At June 30, 2017, the borrowing base was $523,000. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory note contains customary default and acceleration provisions and provides for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. Interest paid through June 30, 2017 was $17,186.

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
The Company did not make the August 15, 2015, or August 15, 2016, principal payment and is currently in default on this note. The Company is negotiating new terms with the note holder. Interest paid through June 30, 2017 was $2,194.
(9)
In June 2013, in connection with the conversions of Series A-1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. We have agreed in writing with the holders of these two existing notes to extend the maturity date of the notes to June 18, 2018. Interest paid through June 30, 2017 was $621.

(10)
On June 29, 2016, the Company entered into a promissory note with an unrelated party and received $100,000 and issued 30,000 shares of the Company's restricted common stock, valued at $3,600, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 29, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. All payments have been made on this note through the filing of this report. The loan servicing fee will be amortized over the life of the loan. Interest paid through June 30, 2017 was $2,892. Interest paid through June 30, 2017 was $3,471.

(11)
On June 30, 2016, the Company entered into a promissory note with an unrelated party for $100,000 and the issuance of 20,000 shares of the Company's restricted common stock, valued at $2,400, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 30, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. The proceeds for this note were received on July 1, 2016, upon formal closing of the transaction. The loan servicing fee will be amortized over the life of the loan. Interest paid through June 30, 2017 was $3,471.

(12)
On June 30, 2016, the Company entered into a promissory note with an unrelated party for $25,000 and the issuance of 12,500 shares of the Company's restricted common stock, valued at $1,500, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 29, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. The proceeds from this note were received on July 5, 2016, upon formal closing of the transaction. The loan servicing fee will be amortized over the life of the loan. Interest paid through June 30, 2017 was $868.

(13)
On March 16, 2017, the Company entered into a Commercial Premium Finance Agreement – Promissory Note in the amount of $32,529 to finance its D&O insurance policy. This note accrues interest at a rate of 5.0% and matures on October 17, 2017. This note was paid in full on October 17, 2017. Interest paid through June 30, 2017 was $335.

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
A reconciliation of the Company's ARO as of June 30, 2017 and December 31, 2016, is as follows:

	June 30, 2017	December 31, 2016
Balance, beginning of year	$1,085,000	$995,197
Liabilities settled	-	(4,530)
Accretion expense	50,000	94,333

Balance, end of year	1,135,000	1,085,000
Less: current asset retirement obligations	(439,000)	(425,200)

Long-term asset retirement obligations	$696,000	$659,800

Note 9 – Commitments and Contingencies
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
As of June 30, 2017, the Company was not subject to any pending litigation and management is not currently aware of any asserted or unasserted claims and assessments that may impact the Company's future results of operations.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarters ended June 30, 2017 and 2016 should be read together with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, and the financial statements and footnotes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2017 and 2016
Presented below is a discussion of our results of operations for the three and six month periods ended June 30, 2017 and 2016.
Net Loss Applicable to Common Stockholders
Net loss applicable to common stockholders for the three month periods ended June 30, 2017 and 2016 were $240,481 and $243,029, respectively. Lease operating expenses were higher in 2017 by $28,899 compared to the same period in the prior year. This was offset with lower production taxes, DD&A expense and general and administrative expenses.
 Net loss applicable to common stockholders for the six month periods ended June 30, 2017 and 2016 were $414,029 and $931,112, respectively. The decrease in the net loss in 2017 compared 2016 is mostly due to an impairment charge of $252,000 during the first quarter of 2016 and a decrease in DD&A of $162,810. In addition, lease operating expenses decreased $42,425 and general and administrative costs decreased $41,987.
The discussion below further discusses our results of operation for the three and six month periods ended June 30, 2017 and 2016.

Oil and Gas Producing Activities
            The results of our producing oil and gas properties are presented below for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Oil Sales	$211,792	$260,574	$439,979	$414,557
Natural Gas Sales	14,167	17,200	34,443	45,418
Royalty sales	1,065	379	1,959	1,277
Total Revenue	227,024	278,153	476,381	461,252

Lease Operating Expense	233,796	204,897	445,030	487,455
Production Taxes	14,255	21,953	29,009	36,067
Depreciation, depletion, amortization ("DD&A")	36,000	96,000	86,000	251,000
Accretion	25,000	24,268	50,000	47,810
Impairment expense	-	-	-	252,000
Total operating expenses	309,051	347,118	610,039	1,074,332
Net operating loss before general and administrative expense	(82,027)	(68,965)	(133,658)	(613,080)

Net barrels of oil sold	5,051	6,379	9,930	11,911
Net mcf of gas sold	7,597	10,323	16,378	25,427
BOE	6,316	8,100	12,659	16,149
Average price for oil	$41.93	$40.85	$44.31	$34.80
Average price for gas	$1.86	$1.67	$2.10	$1.79
Lease operating expense per BOE	$37.01	$25.30	$35.15	$30.19
DD&A per BOE	$9.66	$11.85	$10.74	$15.54
Three and Six Months Ended June 30, 2017 and 2016
Our oil sales for the three month periods ended June 30, 2017 and 2016 were $211,792 and $260,574, respectively, a decrease of $48,782 or 18.7%. This decrease can be attributed primarily to lower sales volumes somewhat mitigated by higher realized oil prices. The average realized price per barrel of oil was $41.93 for the three month period ended June 30, 2017, an increase of 2.6% or $1.08 per barrel compared to $40.85 for the same period in the prior year. The increase due to higher prices was offset with lower sales volumes, which decreased 20.8% or 1,328 barrels in the current period to 5,051 barrels, compared to 6,379 barrels of oil in the same period in the prior year. The effect on our oil sales due to the decreased sales volumes was $55,671 lower sales and the effect of the higher average realized oil prices was $6,889 for a net decrease in oil sales of $48,782.
Our oil sales for the six month periods ended June 30, 2017 and 2016 were $439,979 and $414,557 respectively an increase of $25,422 or 6.1%.  This increase can be attributed to higher realized sales prices but with lower sales volumes.  The average realized price per barrel was $44.31for the six months ended June 30, 2017, an increase of $9.51 per barrel from the realized price of $34.80 for the six months ended June 30, 2016.  The increase in oil sales was partially offset by a decrease in sales volumes of 1,981 barrels to 9,930 barrels for the six months ended June 30, 2017, compared to 11,911 barrels for the same period in the prior year.  The effect on oil sales due to the increase in sales prices was $113,212 while there was a decrease in sales due to a decrease in volumes of $87,790 for a net decrease in oil sales of $25,422.

Our natural gas sales for the three month periods ended June 30, 2017 and 2016, were $14,167 and $17,200, respectively, a decrease of $3,033 or 17.6%. The average realized natural gas prices, including proceeds from sales of natural gas liquids, in 2017 and 2016, were $1.86 and $1.67 per Mcf, respectively, an increase of $0.19 or 11.9%. Natural gas sales volumes for the three month periods ended June 30, 2017 and 2016, were 7,597 Mcf and 10,323 Mcf, respectively, which was 26.4% lower  or 2,726 Mcf than the prior period. The impact on natural gas sales in the current year due to the higher realized prices resulted in greater natural gas sales of $2,051. The effect of the lower volumes decreased sales by $5,084 for a net decrease in natural gas sales of $3,033.
Our natural gas sales for the six month periods ended June 30, 2017 and 2016 were $34,443 and $45,418 respectively, a decrease of $10,975 or 24.2%.  The average realized natural gas prices, including proceeds from sales of natural gas liquids, in 2017 and 2016 were $2.10 and $1.79 per Mcf respectively, an increase of $.31 or 17.3%.  Natural gas sales volumes for the six months ended June 30, 2017 and 2016 were 16,378 Mcf and 25,427 Mcf respectively, which was 35.6% lower or 9,049 Mcf lower than the prior period.  The impact on natural gas sales in the current year due to the higher realized prices resulted in greater natural gas sales of $8,055 and the effect of the lower volumes decreased sales by $19,030 for a net decrease in sales of $10,975.
Lease operating expense ("LOE") for the three month periods ended June 30, 2017 and 2016, were $233,796 and $204,897, respectively. This increase of $28,899 or 14.1% was due to higher workover expenses incurred in the current period. During the prior year we only had workover costs of approximately $23,000, compared to approximately $66,000 in 2017 mostly related to pump changes and chemical work to enhance the facilities and well equipment in our Kansas and Nebraska properties. LOE per BOE in 2017 and 2016 were $37.01 and $25.30, respectively, an increase of $11.71 or 46.3%.
Lease operating expense ("LOE") for the six month periods ended June 30, 2017 and 2016, were $445,030 and $487,455, respectively. This decrease of $42,425 or 8.7% was due to lower recurring lease operating expenses. Workover expenses in the current year compared to the prior year remained flat with costs of $122,460 and $122,211, respectively. During the prior year we had incurred higher workover costs during the first quarter and lower workover costs in the second quarter, compared to the current year that had higher workover costs in the second quarter and low workover costs in the first quarter. LOE per BOE in 2017 and 2016 were $35.15 and $30.19, respectively, an increase of $4.96 or 16.4%. This increase is due to lower sales volumes in the current year compared to the prior year.
Production taxes were $14,255 and $21,953, for the three month periods ended June 30, 2017 and 2016, respectively, a decrease of $7,698 or 35.1%. Production taxes for the six month periods ended June 30, 2017 and 2016, were $29,009 and $36,067, respectively. We generally expect absolute production tax expense to trend as a percentage with oil, gas, and NGL production revenue within each state we have operations in. Production taxes as a percentage of revenue for the three and six month periods ended June 30, 2017, were 6.3% and 6.1%, respectively, compared to 7.9% and 7.8% for the three and six month periods ended June 30, 2016, respectively. Our production in Kansas and Nebraska has a blended production tax rate of approximately 4.4% and our Wyoming production is approximately 11.0%; therefore, as our sales increase in Kansas and Nebraska the tax rate as a percentage of sales decreases. We had more production in Kansas and Nebraska in 2017 compared to 2016; therefore, the tax rate as a percentage of revenue decreased.
Our DD&A expenses were $36,000 and $96,000, for the three month periods ended June 30, 2017 and 2016, respectively, a decrease of $60,000 or 62.5%. Our DD&A expense for the six month periods ended June 30, 2017 and 2016, were $86,000 and $251,000, respectively, a decrease of $165,000 or 65.7%. These decreases for the three and six month periods ended June 30, 2017 compared to the same periods in the prior year was due to a lower depletable base because of impairments of our oil and gas properties as of December 31, 2016.
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
As a result of our impairment assessments of our oil and gas properties, a noncash charge to reduce the carrying values, we recorded impairment expense of $252,000 against our proved property as of June 30, 2016 and an aggregate $3,358,000 of impairment expense at December 31, 2016. There have been no impairment charges recorded in 2017.

General and Administrative
Presented below is a summary of general and administrative expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months ended		Six Months ended
	June 30,		June 30,
General and administrative expenses:	2017	2016	2017	2016
Director fees	$10,000	$10,000	$20,000	$20,000
Investor relations	1,205	5,406	3,854	7,313
Legal, auditing and professional fees	51,379	56,713	63,746	85,884
Consulting fees - Related Parties	13,313	24,232	31,218	40,732
Other administrative expenses	8,133	8,006	16,296	23,172
Total G&A Expense	$84,030	$104,357	$135,114	$177,101
Three and Six Month Periods Ended June 30, 2017 and 2016
General and administrative expenses decreased $20,327 or 29.8% for the three month period ended June 30, 2017, compared to the same period in 2016. This reduction was primarily due to a decrease in legal, auditing and professional fees, and other administrative expenses.
General and administrative expenses decreased $41,987 or 23.7% for the six month period ended June 30, 2017, compared to the same period in 2016. This reduction was primarily due to a decrease in all of the categories within general and administrative costs, with legal, auditing and professional expenses representing $22,138 of the decrease and related party consulting, investor relations and other administrative expenses making up the rest of the decrease.
Interest Expense, net
Interest expense, net of interest income, for the three month period ended June 30, 2017 and 2016 was $26,954 and $22,237, respectively, an increase of $4,717, due to additional borrowings from three unrelated parties in June 2016. We recorded $5,473 of interest expense to related parties during the three month period ended June 30, 2017, and made principal and interest payments of $4,303 to one of the related parties.
Interest expense, net of interest income, for the six month periods ended June 30, 2017 and 2016, were $52,535 and $44,952, respectively, an increase of $7,583, due to additional borrowings from three unrelated parties in June 2016.  We recorded interest expense to non-related parties of $21,481 and we made principal and interest payments of $65,514 to unrelated parties during the six month period ended June 30, 2017.
Liquidity and Capital Resources
We do not generate adequate revenue to satisfy our current operations, we have negative cash flows from operations, and we have incurred significant net operating losses during the six month period ended June 30, 2017 and the year ended December 31, 2016, which raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have historically obtained funds through private placement offerings of equity and debt, as well as, asset sales.
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

We had a working capital deficit as of June 30, 2017, and December 31, 2016, of $2.7 million and $1.4 million, respectively. The components of our working capital deficit at June 30, 2017, compared to December 31, 2016 were a decrease in our current assets by $154,973, primarily due to a decrease in our cash account, which was lower by $171,370. Our current liabilities increased by $1,150,375 compared to the prior year. This increase can be mostly attributed to our current portion of notes payable increasing due to maturities coming due within 12 months and an increase in trade accounts payable and accounts payable's to directors and affiliates.
We incurred negative cash flow of $122,302 from our operations during the six month period ended June 30, 2017, compared to negative operating cash flow of $369,504 during the same period in the prior year, a change of $247,202 or 66.9%. This decrease in cash used in operating activities can be attributed to lower lease operating expenses, higher revenue and timing of our cash payments and receipts.
Investing activities during the six month periods ended June 30, 2017 and 2016, used net cash of $150 and $373, respectively, which was related to payments of leasehold costs and some capital additions to oil and gas properties in which we own a very small working interest in.
Financing activities used net cash of $48,918 during the six month period ended June 30, 2017, which was related to the payment of $57,066 of dividends for our series A2 preferred stock, proceeds received on a note payable of $32,526, offset with principal payments of $24,378. We had $113,989 of net cash provided by financing activities for the six month period ended June 30, 2016. we entered into a short-term note payable with an unrelated party for net proceeds of $25,500 to finance our D&O Insurance liability policy, we entered into a two year note payable with an unrelated party for $100,000, we made principal payments on our notes payable in the amount of $121,308, we received $105,000 related to the A2 Preferred Stock issued during the prior year, as well as, receiving proceeds of $50,000 for an additional sale of 5 shares of our A2 Preferred Stock and we paid $48,509 in dividends to our A2 Preferred Stock holders. In the prior year we drew down $60,000 on our line of credit and made principal payments of $12,270.
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

By: /s/ Nicholas Scheidt, CEO
Nicholas L Scheidt, Principal Executive Officer
Dated:  March 29, 2018

By: /s/ Tristan R. Farel
Tristan R Farel, Chief Financial Officer
Dated:  March 29, 2018