Form 10-Q
period 2017-09-30
ARETE INDUSTRIES INC
filed 2018-03-29
CIK 820901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017

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

ARÊTE INDUSTRIES, INC.

Table of Contents

Page
Part 1 - Financial Information	2
Item 1 - Financial Statements	2
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	19
Item 4 - Controls and Procedures	19
Part 2 - Other Information	20
Item 1 - Legal Proceedings	19
Item 1A - Risk Factors	19
Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds	19
Item 3 - Defaults upon Senior Securities	20
Item 4 - Mine Safety Disclosures	20
Item 5 - Other Information	20
Item 6 – Exhibits	20
Signatures	21

Part 1 – Financial Information
Item 1 - Financial Statements
ARÊTE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS

	As of
	September 30,	December 31,
ASSETS	2017	2016
	(Unaudited)
Current Assets:
Cash	$67,946	$171,370
Accounts receivable - oil and gas sales	6,734	14,014
Prepaid expenses and other	11,206	3,032

Total Current Assets	85,886	188,416

Property and Equipment:
Oil and gas properties, at cost, successful efforts method:
Proved properties	5,199,370	5,325,381
Unproved properties	154,982	154,977
Furniture and equipment	22,522	22,522
Total property and equipment	5,376,874	5,502,880
Less accumulated depreciation, depletion and amortization	(3,807,522)	(3,684,522)

Net Property and Equipment	1,569,352	1,818,358

TOTAL ASSETS	$1,655,238	$2,006,774

The Accompanying Notes are an Integral Part of These Financial Statements

ARÊTE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS, Continued

	As of
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2017	2016
Current Liabilities:	(Unaudited)
Accounts payable:
Trade accounts payable	169,228	133,343
Accounts payable - DNR Oil & Gas, Inc.	372,917	453,439
Accounts payable - directors and affiliates	145,398	77,616
Dividends payable:
Dividends payable	41,992	5,998
Dividends payable - directors and affiliates	79,930	41,992
Accrued interest expense:
Accrued interest expense	7,353	5,254
Accrued interest expense - directors and affiliates	25,368	18,567
Notes and advances payable - current portion:
Notes and advances payable	1,270,528	240,750
Notes and advances payable - directors and affiliates	135,598	134,839
Current portion of asset retirement obligations	445,900	425,200
Other accrued costs and expenses	61,745	61,745
Total Current Liabilities	2,755,957	1,598,743
Long-Term Liabilities:
Notes and advances payable, net of current portion:
Notes and advances payable, net of discount	5,651	1,032,928
Notes and advances payable - Directors and affiliates	5,187	16,435
Asset retirement obligations, net of current portion	714,100	659,800
Total Long-Term Liabilities	724,938	1,709,163
Total Liabilities	3,480,895	3,307,906
Commitments and Contingencies
Stockholders' Equity (Deficit):
Convertible Class A preferred stock; $10,000 face value per share, authorized 1,000,000 shares:
Series 1; 30,000 shares authorized, none issued and outstanding.	-	-
Series 2; authorized 2,500 shares, 272 shares issued and outstanding at September 30, 2017 and December 31, 2016, liquidation preference $2,841,922.	2,720,000	2,720,000
Common stock, no par value; 499,000,000 shares authorized, 14,674,580 issued and outstanding at September 30, 2017 and December 31, 2016.	21,535,469	21,535,469
Accumulated deficit	(26,081,126)	(25,556,601)
Total Stockholders' Equity (Deficit)	(1,825,657)	(1,301,132)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,655,238	$2,006,774

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$243,848	$219,404	$683,827	$633,961
Natural gas sales	21,385	20,220	55,828	65,638
Royalty revenues	-	483	1,959	1,760
Total revenues	265,233	240,107	741,614	701,359
Operating Expenses:
Oil and gas producing activities:
Lease operating expenses	215,167	313,086	660,197	800,541
Production taxes	18,595	19,367	47,604	55,434
Depreciation, depletion, amortization and accretion	62,000	104,523	198,000	403,333
Impairment	-	-	-	252,000
General and administrative expenses:
Director fees	10,000	10,000	30,000	30,000
Investor relations	1,108	1,097	4,962	8,410
Legal, auditing and professional fees	2,473	23,185	66,219	109,069
Consulting fees executive services-Related Parties	8,812	14,000	40,030	54,732
Other administrative expenses	8,132	10,103	24,428	33,275
Total operating expenses	326,287	495,361	1,071,440	1,746,794
Operating loss	(61,054)	(255,254)	(329,826)	(1,045,435)
Other income (expense)
Gain on sale of oil & gas properties	23,844	-	23,844	-
Other income	-	-	2,218	-
Interest income (expense), net	(25,296)	(25,067)	(77,831)	(70,019)
Total other expense	(1,452)	(25,067)	(51,769)	(70,019)
Loss before income taxes	(62,506)	(280,321)	(381,595)	(1,115,454)
Income tax benefit (expense)	-	-	-	-
Net loss	$(62,506)	$(280,321)	$(381,595)	$(1,115,454)
Net Loss Applicable to Common Stockholders:
Net loss	$(62,506)	$(280,321)	$(381,595)	$(1,115,454)
Preferred stock dividends declared	(47,990)	(47,991)	(142,930)	(143,970)
Net loss applicable to common stockholders	$(110,496)	$(328,312)	$(524,525)	$(1,259,424)
Loss Per Share Applicable to Common Stockholders:
Basic	$(0.01)	$(0.02)	$(0.04)	$(0.09)

Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.09)
Weighted Average Number of Common Shares Outstanding:
Basic	14,674,580	14,673,700	14,674,580	14,450,550

Diluted	14,674,580	14,673,700	14,674,580	14,450,550

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Class A Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balances, January 1, 2017	272	$2,720,000	14,674,580	$21,535,469	$(25,556,601)	$(1,301,132)
Preferred stock dividends	-	-	-	-	(142,930)	(142,930)
Net loss	-	-	-	-	(381,595)	(381,595)
Balances, September 30, 2017	272	$2,720,000	14,674,580	$21,535,469	$(26,081,126)	$(1,825,657)

The Accompanying Notes are an Integral Part of These Financial Statements.

ARÊTE INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(381,595)	$(1,115,454)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	123,000	328,000
Accretion of discount on asset retirement obligations	75,000	75,333
Amortization of loan servicing fees	1,875	938
Settlement of Asset Retirement Obligation		(4,530)
Gain on sale of oil and gas properties	(23,844)	-
Impairment expense	-	252,000
Common stock issued in exchange for services Changes in operating assets and liabilities:	-	25,334
Accounts receivable	7,280	(16,042)
Prepaid expenses and other	(8,174)	20,722
Accounts payable	35,885	(2,078)
Accounts payable – DNR Oil & Gas	(80,522)	-
Accounts payable – related parties and director's fees	67,782	-
Other accrued expenses and accrued interest	8,900	1,551
Net cash (used in) operating activities	(174,413)	(434,226)
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(150)	(373)
Proceeds from sale of oil and gas properties	150,000	-
Net cash provided by (used in) investing activities	149,850	(373)
Cash Flows from Financing Activities:
Proceeds from notes payable	32,526	250,500
Principal payments on notes payable	(31,900)	(127,369)
Principal payments on notes payable – related parties	(10,489)	(9,879)
Proceeds received from subscription receivable	-	105,000
Proceeds received from issuance of Series A2 preferred stock	-	50,000
Preferred stock dividends paid	(68,998)	(95,979)
Net cash (used in) provided by financing activities	(78,861)	172,273
Net decrease in cash and equivalents	(103,424)	(262,326)
Cash and equivalents, beginning of period	171,370	521,666

Cash and equivalents, end of period	$67,946	$259,340

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$64,499	$60,080
Cash paid for interest – related parties	$1,362	$1,972
Cash paid for finance expenses	$1,195	$-
Accrued dividends	$121,922	$47,990
Common stock issued for loan closing costs	$-	$7,500

The Accompanying Notes are an Integral Part of These Financial Statements.

Note 1 - Organization and Nature of Operations

Arête Industries, Inc. ("Arête" or the "Company"), is a Colorado corporation that was incorporated on July 21, 1987. The Company seeks to focus on acquiring interests in traditional oil and gas ventures and seek properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, re-completion and re-working projects. In addition, the Company's strategy includes purchase and sale of acreage prospective for oil and natural gas and seeking to obtain cash flow from the sale and farm out of such prospects.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation
These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("GAAP") for interim financial information. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in Arête's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the financial position as of September 30, 2017, and the results of operations, changes in stockholders' equity, and cash flows for the quarters ended September 30, 2017, and 2016. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. The Company's 2016 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.

In connection with the preparation of its unaudited condensed financial statements, the Company evaluated events subsequent to the balance sheet date of September 30, 2017, through the filing date of this report.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income (loss) for any period presented.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate adequate revenue to satisfy its current operations, has negative cash flows from operations, and incurred significant net operating losses during the quarter ended September 30, 2017, and the years ended December 31, 2016 and 2015, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has historically obtained funds through private placement offerings of equity and debt, as well as, asset sales. There is no assurance that the Company will be able to continue raising the required capital.

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

The Company estimates the expected undiscounted future cash flows of its oil and gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of estimated future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Once incurred, a write-down may not be reversed in a later period. During the nine month periods ended September 30, 2017 and 2016, the Company recorded impairment expense of $0 and $252,000, respectively, against its oil and gas properties.

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

Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. These impairment assessments are affected by the results of exploration activities, commodity price outlooks, planned future sales or expirations of all or a portion of such projects. If the estimated future net cash flows attributable to such projects are not expected to be sufficient to fully recover the costs invested in each project, the Company will recognize an impairment loss at that time. There were no provisions for impairments recorded in the three and nine month periods ended September 30, 2017 and 2016.

Revenue recognition
The Company records revenues from the sale of crude oil, natural gas and natural gas liquids ("NGL") when delivery to the purchaser has occurred and title has transferred. The Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company will record revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over and under produced gas balancing positions are considered in the Company's proved oil and gas reserves. Gas imbalances at September 30, 2017 and December 31, 2016 were not material.

Earnings per share
 Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and other dilutive securities. The only potentially dilutive securities for the diluted earnings per share calculations consist of Series A2 preferred stock that is convertible into common stock at an exchange price of $2.00 per common share. As of September 30, 2017 and December 31, 2016, the convertible preferred stock had an aggregate liquidation preference of $2,841,922 and was convertible to 1,384,000 shares of common stock. These shares were excluded from the earnings per share calculation for the three and nine month periods ended September 2017 and 2016 because they would be anti-dilutive.

New accounting pronouncements

Other than as disclosed in the 2016 Form 10-K, there are no other ASUs applicable to the Company that would have a material effect on the Company's financial statements and related disclosures that have been issued but not yet adopted by the Company as of September 30, 2017, and through the filing of this report.

Note 3 - Oil and Gas Properties
The following table sets forth information concerning the Company's oil and gas properties:
	September 30, 2017	December 31, 2016
Proved oil and gas properties at cost, net of impairment	$5,199,370	$5,325,381
Unproved oil and gas properties at cost, net of impairment	154,982	154,977
Accumulated depreciation, depletion and amortization	(3,785,000)	(3,662,000)
Oil and gas properties, net	$1,569,352	$1,818,358
During the three month periods ended September 30, 2017 and 2016, the Company recorded depletion expense of $62,000 and $104,5238, respectively and for the nine months ended September 30, 2017 and 2016, the Company recorded DD&A expense of $198,000 and $403,333, respectively The Company recorded no impairment expense for the three month periods ended September 30, 2017 and 2016, but did record an impairment expense for $252,000 for the nine months ended September 30, 2016.
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
Impairment of long-lived assets are determined on a non-recurring basis using Level 3 assumptions
The Company does not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis as of September 30, 2017. The Company does not have any liabilities that are measured at fair value on a recurring basis or nonrecurring basis as of December 31, 2016.  The following table represents the Company's assets that are measured at fair value on a nonrecurring basis in the accompanying balance sheets, and where they are classified within the fair value hierarchy as of December 31, 2016:
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
The carrying amounts of other financial instruments including cash and cash equivalents, accounts receivable, account payables, accrued liabilities and long-term debt in our balance sheet approximates fair value as of September 30, 2017 and December 31, 2016.

Note 5 - Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carry forwards of approximately $10.5 million which expire in 2018 through 2036. A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. For the period ended September 30, 2017, the Company did not recognize any income tax benefit due to the valuation allowance.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of September 30, 2017, the Company had no unrecognized tax benefits.

Note 6 - Stock transactions and preferred stock dividends

Common stock
There were no issuances of common stock during the nine month period ended September 30, 2017.

Preferred stock
At September 30, 2017, the Company had $2,720,000 (272 shares) outstanding.  A maximum amount of 600 shares at $10,000 per share or $6,000,000 are available for issuance.
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

Note 7 - Notes and advances payable

Notes payable consist of the following as of the date indicated:

	September 30, 2017	December 31, 2016
Officers, directors and affiliates:
Note payable, interest 7.0%, due January 2019 (1)	20,057	30,546
Collateralized note payable (2)	120,728	120,728
Total officers, directors and affiliates	140,785	151,274
Less: Current portion of officers, directors, and affiliates	135,598	134,839
Long-term portion of officers, directors, and affiliates	$5,187	$16,435
Unrelated parties:
Notes payable, interest at 7.5%, due March 2018 (3)	$100,000	$100,000
Notes payable, interest at 7.0%, due January 2017 (4) *	15,815	22,737
Note payable, due March 2018 (5)	150,000	150,000
Note payable, due January 2019 (6)	10,088	13,566
Line of credit, interest variable (see below) due June 2018 (7)	523,000	523,000
Note payable, interest at 7.0%, due August 2016 (8) *	62,000	62,000
Notes payable, interest at 7.0%, due June 2018 (9)	183,000	183,000
Notes payable, net of discount, interest at 7.0%, due June 2018 (10)	98,650	97,300
Notes payable, net of discount, interest at 7.0%, due June 2018 (11)	99,100	98,200
Notes payable, net of discount, interest at 7.0%, due June 2018 (12)	24,439	23,875
Notes payable, interest at 5.0%, due October 2018 (13)	10,087	-
Total unrelated parties	1,276,179	1,273,678
Less: Current portion of unrelated parties	1,270,528	240,750
Long-term portion of unrelated parties	$5,561	$1,032,928
* Note is in default
All of the Company's debt matures in fiscal year 2018, except for one note payable to Don Prosser (see bullet 6 below), which is due on January 1, 2019.
(1)
In January 2014, we memorialized certain short-term liabilities owed to one of our directors, Charlie Davis, into a formal promissory note. This note accrues interest at an annual rate of 7.0% with monthly payments equal to $1,316 (principal and interest) and will mature on January 1, 2019. Interest paid through September 30, 2017 was $1,362.

(2)
On April 29, 2013, the Company executed a promissory note under which the Company agreed to pay Apex Financial Services Corp, a Colorado corporation, ("Apex") the principal sum of $120,728, with interest accruing at an annual rate of 7.5%, with principal and interest due on March 30, 2018. The Company also agreed to assign 75% of its operating income from its oil and gas operations and any lease or well sale or any other asset sales to Apex to secure the debt. Apex is 100% owned by the CEO, director, and shareholder of the Company, Nicholas L. Scheidt. The Company paid a loan fee to Apex of $10,000. In the event of default on the note and failure to cure the default in ten days, Apex may accelerate payment and the annual interest rate on the note will accrue at 18%. Default includes failure to pay the note when due or if the Company borrows any other monies or offers security in the Company or in the collateral securing the note prior to the note being paid in full. The Company obtained a default waiver from Apex related to the new notes entered into through the date of this report. The Company has not had operating income or had any lease or well sales in the current fiscal year; therefore, no payments have been made to Apex through September 30, 2017. There was no interest paid through September 30, 2017.

(3)
On March 28, 2012, the Company executed a promissory note with Pikerni, LLC ("Pikerni"). This note was extended and amended on April 1, 2015, extending the maturity date of the note to April 1, 2016, with principal payments of $5,000 due on June 30, 2015, September 30, 2015, December 31, 2015, and March 31, 2016, and the remaining principal balance of $80,000 due on April 1, 2016. The note accrues interest at an annual rate of 7.5% and is payable quarterly. The Company did not make any of the principal payments and was in default on this note, however, in January 2016 the Company entered into an extension agreement with Pikerni, with an effective date of June 15, 2016. The principal amount of $100,000 was extended to March 30, 2018, with interest continuing to accrue at an annual rate of 7.5% and interest payments continuing to be paid in 90-day intervals. Interest paid through September 30, 2017 was $5,625.

(4)
On January 1, 2014, the Company executed a promissory note with William Stewart, one of the Company's board members, subsequently assigned to Pikerni, LLC, for $49,500. This note accrues interest at a rate of 7.0% per annum with monthly payments equal to $980 (principal and interest) and matures on January 1, 2017. The monthly payments are based on a 60 month amortization schedule, with a balloon payment of $22,737 due on January 1, 2017. The balloon payment was not made at January 1, 2017, and this note is currently in default. The Company has continued making the monthly payments of $980 and is negotiating new terms. The principal balance is classified in current notes payable on the balance sheet at September 30, 2017. Interest paid through September 30, 2017 was $919.

(5)
On March 28, 2012, the Company executed a Promissory Note with Fairfield Management Group, LLC, subsequently assigned to Donald Prosser (former CFO and Director) ("Prosser") during the fiscal year ended December 31, 2015. The note has a principal balance of $150,000, accrues interest at 7.5% payable monthly and had a maturity date of March 31, 2016, which was subsequently extended to March 31, 2017 and extended again on May 3, 2017 to March 30, 2018. Interest paid through September 30, 2017 was $6,564.

(6)
On December 31, 2013, the Company executed a promissory note with Mr. Prosser for $28,500. This note accrues interest at a rate of 7.0% with monthly payments equal to $564 (principal and interest) and matures on January 1, 2019. Interest paid through September 30, 2017 was $472.

(7)
On January 28, 2014, we entered into a line of credit loan agreement ("Credit Facility") with Citywide Banks ("Citywide") for $1,500,000 due January 15, 2015, subsequently extended to June 28, 2018. The terms of the note are as follows: 1) the accrued interest is payable monthly starting February 28, 2014, 2) the interest rate is variable based on an index calculated based on a prime rate as published by the Wall Street Journal index plus an add on index with the current and minimum rate of 6.5%,  the note has draw provisions and is collateralized by the wells and leases owned by the Company, a certificate of deposit for $500,000 at CityWide Banks pledged by a related party, and 5) the personal guarantee of Nicholas Scheidt, Chief Executive Officer. The amount eligible for borrowing on the Credit Facility is limited to the lesser of (i) 65% of the Company's PV10 value of its carbon reserves based upon the most current engineering reserve report or (ii) 48 month cumulative cash flow based upon the most current engineering reserve report. In addition to the borrowing base limitation, the Company is required to maintain and meet certain affirmative and negative covenants and conditions in order to draw advances on the Credit Facility. At March 31, 2017, the borrowing base was $523,000. The Credit Facility contains certain representations, warranties, and affirmative and negative covenants applicable to the Company, which are customarily applicable to senior secured loan facilities. Key covenants include limitations on indebtedness, restricted payments, creation of liens on oil and gas properties, hedging transactions, mergers and consolidations, sales of assets, use of loan proceeds, change in business, and change in control. The above-referenced promissory note contains customary default and acceleration provisions and provides for a default interest rate of 21% per annum. In addition, the Credit Facility contains customary events of default, including: (a) failure to pay any obligations when due; (b) failure to comply with certain restrictive covenants; (c) false or misleading representations or warranties; (d) defaults of other indebtedness; (e) specified events of bankruptcy, insolvency or similar proceedings; (f) one or more final, non-appealable judgments in excess of $50,000 that is not covered by insurance; (g) change in control (25% threshold); (h) negative events affecting the Guarantor; and (i) lender in good faith believes itself insecure. In an event of default arising from the specified events, the Credit Facility provides that the commitments thereunder will terminate and the Lender may take such other actions as permitted including, declaring any principal and accrued interest owed on the line of credit to become immediately due and payable. The Credit Facility is secured by a security interest in substantially all of the assets of the Company, pursuant to a Security Agreement, Deed of Trust and Assignment of As-Extracted Collateral entered into between the Company and Citywide Banks. Interest paid through September 30, 2017 was $25,874.

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
The Company did not make the August 15, 2015, or August 15, 2016, principal payment and is currently in default on this note. The Company is negotiating new terms with the note holder. Interest paid through September 30, 2017 was $3,279.
(9)
In June 2013, in connection with the conversions of Series A-1 Preferred Stock by Burlingame Equity Investors II, LP and Burlingame Equity Investors Master Fund, LP, the Company issued unsecured promissory notes in the original principal amounts of $48,000 and $552,000, respectively, with interest at 7% per annum payable quarterly and all unpaid interest and principal due on July 23, 2014. We have agreed in writing with the holders of these two existing notes to extend the maturity date of the notes to June 18, 2018. Interest paid through September 30, 2017 was $9,608.

(10)
On June 29, 2016, the Company entered into a promissory note with an unrelated party and received $100,000 and issued 30,000 shares of the Company's restricted common stock, valued at $3,600, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 29, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. All payments have been made on this note through the filing of this report. The loan servicing fee will be amortized over the life of the loan. Interest paid through September 30, 2017 was $5,178.

(11)
On June 30, 2016, the Company entered into a promissory note with an unrelated party for $100,000 and the issuance of 20,000 shares of the Company's restricted common stock, valued at $2,400, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 30, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. The proceeds for this note were received on July 1, 2016, upon formal closing of the transaction. The loan servicing fee will be amortized over the life of the loan. Interest paid through September 30, 2017 was $5,178.

(12)
On June 30, 2016, the Company entered into a promissory note with an unrelated party for $25,000 and the issuance of 12,500 shares of the Company's restricted common stock, valued at $1,500, as a loan servicing fee. This note accrues interest at the rate of 7.0% per annum with interest paid quarterly in arrears and all principal and interest due on June 29, 2018. In the event of a default, the loan will become due immediately and a default interest rate of 18.0% per year will be assessed on all amounts outstanding until paid in full. An event of default only occurs if any payment required by this note is not paid. The proceeds from this note were received on July 5, 2016, upon formal closing of the transaction. The loan servicing fee will be amortized over the life of the loan. Interest paid through September 30, 2017 was $1,295.

(13)
On March 16, 2017, the Company entered into a Commercial Premium Finance Agreement – Promissory Note in the amount of $32,529 to finance  its D&O insurance policy. This note accrues interest at a rate of 5.0% and matures on October 17, 2017. This note was paid in full on October 17, 2017. Interest paid through September 30, 2017 was $508.

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
A reconciliation of the Company's ARO as of September 30, 2017 and December 31, 2016, is as follows:

	September 30, 2017	December 31, 2016
Balance, beginning of year	$1,085,000	$995,197
Liabilities settled	-	(4,530)
Accretion expense	75,000	94,333

Balance, end of year	1,160,000	1,085,000
Less: current asset retirement obligations	(445,900)	(425,200)

Long-term asset retirement obligations	$714,100	$659,800

Note 9 – Commitments and Contingencies
Legal Proceedings. The Company is subject to the risk of litigation, claims and assessments that may arise in the ordinary course of its business activities, including contractual matters and regulatory proceedings. On September 30, 2016 plaintiff Eric Langan et al. filed a complaint in Maricopa County Superior Court for common law fraud under Arizona law against Arête Industries, Inc., Don and Jane Doe Prosser, and Charles and Jane Doe Davis. The action was removed to federal court on November 17, 2016, civil action number 16 – 03994 – PHX – SPL. On September 1, 2017, a judgment was entered in favor of the defendants and against plaintiffs and the case was dismissed.
As of September 30, 2017, the Company was not subject to any pending litigation and management is not currently aware of any asserted or unasserted claims and assessments that may impact the Company's future results of operations.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarters ended September 30, 2017 and 2016 should be read together with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, and the financial statements and footnotes included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

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

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016
Presented below is a discussion of our results of operations for the three and nine month periods ended September 30, 2017 and 2016.
Net Loss Applicable to Common Stockholders
Net loss applicable to common stockholders for the three months ended September 30, 2017 and 2016 were $110,496 and $328,312, respectively. Lease operating expenses were lower in 2017 by $97,919 compared to the same period in the prior year.  Lower production taxes due to the sales mix of the properties accounted for part of the decrease in the loss along with a decrease in DD&A.  General and administrative costs ("G&A Expense") also were lower in the current period which also was a factor in the reduction from the prior year.
Net loss applicable to common stockholders for the nine month periods ended September 30, 2017 and 2016, were $524,525 and $1,259,424, respectively. The decrease in the net loss in 2017 compared to 2016 is due to an impairment charge of $252,000 during the first quarter of 2016, a decrease in DD&A of $205,333, reduced lease operating expenses of $140,344, and lower general and administrative costs by $69,847. In addition, our total revenues increased $40,255 compared to the prior year.
The discussion below further discusses our results of operation for the Three and Nine Month periods ended September 30, 2017 and 2016.

Oil and Gas Producing Activities
            The results of our producing oil and gas properties are presented below for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Oil Sales	$243,848	$219,404	$683,827	$633,961
Natural Gas Sales	21,385	20,220	55,828	65,638
Royalty sales	-	483	1,959	1,760
Total Revenue	265,233	240,107	741,614	701,359

Lease Operating Expense	215,167	313,086	660,197	800,541
Production Taxes	18,595	19,367	47,604	55,434
Depreciation, depletion, amortization ("DD&A")	37,000	77,000	123,000	328,000
Accretion	25,000	27,523	75,000	75,133
Impairment expense	-	-	-	252,000
Total operating expenses	295,762	436,976	905,801	1,511,108
Net operating loss before general and administrative expense	(30,529)	(196,869)	(164,187)	(809,949)

Net barrels of oil sold	5,667	5,579	15,597	17,490
Net mcf of gas sold	7,610	10,407	23,987	35,834
BOE	6,935	7,314	19,595	23,462
Average price for oil	$43.03	$39.33	$43.84	$36.25
Average price for gas	$2.81	$1.94	$2.33	$1.83
Lease operating expense per BOE	$31.02	$42.81	$33.69	$34.12
DD&A per BOE	$8.94	$10.53	$10.10	$13.98
Three and Nine Months Ended September 30, 2017 and 2016
Our oil sales for the three month periods ended September 30, 2017 and 2016 were $243,848 and $219,404, respectively, an increase of $24,444 or 11.1%. This increase can be attributed to higher sales volumes and higher realized oil prices. . The average realized price per barrel of oil was $43.03 for the three month period ended September 30, 2017, an increase of 9.4% or $3.70 per barrel compared to $39.33 for the same period in the prior year. The increase in higher prices was accompanied with higher sales volumes, which increased 1.6% or 88 barrels in the current period to 5,667 barrels, compared to 5,579 barrels of oil in the same period in the prior year. The effect on our oil sales due to increased sales volumes was $3,795 higher sales and the effect of the higher average realized oil prices was $20,649 for a net increase in oil sales of $24,444.
Our oil sales for the nine month periods ended September 30, 2017 and 2016 were $683,827 and $633,961 respectively an increase of $49,866 or 7.9%.  This increase can be attributed to higher realized sales prices but with lower sales volumes.  The average realized price per barrel was $43.84 for the nine months ended September 30, 2017, an increase of $7.59 per barrel from the realized price of $36.25 for the nine months ended September 30, 2016.  The increase in oil sales was partially offset by a decrease in sales volumes of 1,893 barrels from 17,490 barrels for the nine months ended September 30, 2016 down to 15,597 barrels for the same period in the current year.  The effect on oil sales due to the increase in sales prices was $132,866 while there was a decrease in sales due to a decrease in volumes of $83,000 for a net increase in oil sales of $49,866.
Our natural gas sales for the three month periods ended September 30, 2017 and 2016, were $21,385 and $20,220, respectively, an increase of $1,165 or 5.8%. The average realized natural gas prices, including proceeds from sales of natural gas liquids, in 2017 and 2016, were $2.81 and $1.94 per Mcf, respectively, an increase of $0.87 or 44.8%. Natural gas sales volumes for the three month periods ended September 30, 2017 and 2016, were 7,610 Mcf and 10,407 Mcf, respectively, which was 26.9% lower  or 2,797 Mcf than the prior period. The impact on natural gas sales in the current year due to the higher realized prices resulted in greater natural gas sales of $9,027. The effect of the lower volumes decreased sales by $7,862 for a net increase in natural gas sales of $1,165.

Our natural gas sales for the nine month periods ended September 30, 2017 and 2016 were $55,828 and $65,638 respectively, a decrease of $9,810 or 14.9%.  The average realized natural gas prices, including proceeds from sales of natural gas liquids, in 2017 and 2016 were $2.33 and $1.83 per Mcf respectively, an increase of $.50 or 27.3%.  Natural gas sales volumes for the nine months ended September 30, 2017 and 2016 were 23,987 Mcf and 35,834 Mcf respectively, which was 33.1% lower or 11,847 Mcf lower than the prior period.  The impact on natural gas sales in the current year due to the higher realized prices resulted in greater natural gas sales of $17,761.  The effect of the lower volumes decreased sales by $27,571 for a net decrease in sales of $9,810.
During the prior year we had performed a workover program in the Padgett Field after it was acquired in December 2015, which included increased maintenance, pump changes and chemical work during 2016 to upgrade the facilities and well equipment. This program continued through the first quarter of 2017. During the second quarter and third quarter of 2017, we had less workover expenses, but did have a slight increase in recurring lease operating expenses in order to maintain all of the work performed in the prior year.
Due to the workover program in the prior year, we experienced lower lease operating expense ("LOE") in the current year. LOE for the three month periods ended September 30, 2017 and 2016, were $215,167 and $313,086, respectively, resulting in a decrease of $97,919 or 31.3%. LOE per BOE for the three month periods ended September 30, 2017 and 2016, were $31.02 and $42.81, respectively, a decrease of $11.79 or 27.5% compared to the prior year. Lease operating expense for the nine month periods ended September 30, 2017 and 2016, were $660,197 and $800,541, respectively, a decrease of $140,344 or 17.5%. LOE per BOE in 2017 and 2016 were $33.69 and $34.12, respectively, a decrease of $.43 or 1.3% compared to the prior year.
Production taxes were $18,595 and $19,367, for the three month periods ended September 30, 2017 and 2016, respectively, a decrease of $772 or 4.0%. Production taxes for the nine month periods ended September 30, 2017 and 2016, were $47,604 and $55,434, respectively. We generally expect absolute production tax expense to trend as a percentage with oil, gas, and NGL production revenue within each state we have operations in. Production taxes as a percentage of revenue for the three and nine month periods ended September 30, 2017, were 7.0% and 6.4%, respectively, compared to 8.1% and 7.9% for the three and nine month periods ended September 30, 2016, respectively. Our production in Kansas and Nebraska has a blended production tax rate of approximately 4.4% and our Wyoming production is approximately 11.0%; therefore, as our sales increase in Kansas and Nebraska the tax rate as a percentage of sales decreases. We had more production in Kansas and Nebraska in 2017 compared to 2016; therefore, the tax rate as a percentage of revenue decreased.
Our DD&A expenses were $37,000 and $77,000, for the three month periods ended September 30, 2017 and 2016, respectively, a decrease of $40,000 or 51.9%. Our DD&A expense for the nine month periods ended September 30, 2017 and 2016, were $123,000 and $328,000, respectively, a decrease of $205,000 or 62.5%. These decreases for the three and nine month periods ended September 30, 2017, compared to the same periods in the prior year were due to a lower depletable base because of impairments of our oil and gas properties as of December 31, 2016.
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
As a result of our impairment assessments of our oil and gas properties, a noncash charge to reduce the carrying values, we recorded impairment expense of $252,000 against our proved property at September 30, 2016, and an aggregate $3,358,000 of impairment expense at December 31, 2016.
General and Administrative
Presented below is a summary of general and administrative expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months ended		Nine Months ended
	September 30,		September 30,
General and administrative expenses:	2017	2016	2017	2016
Director fees	$10,000	$10,000	$30,000	$30,000
Investor relations	1,108	1,097	4,962	8,410
Legal, auditing and professional fees	2,473	23,185	66,219	109,069
Consulting fees - Related Parties	8,812	14,000	40,030	54,732
Other administrative expenses	8,132	10,103	24,428	33,275
Depreciation	-	-	-	-
Total G&A Expense	$30,525	$58,385	$165,639	$235,486

Three and Nine Month Periods Ended September 30, 2017 and 2016
General and administrative expenses decreased $27,860 or 47.7% for the three month period ended September 30, 2017, compared to the same period in 2016. This reduction was primarily due to a decrease in legal, auditing and professional fees, and other administrative expenses. During the nine month period ended September 30, 2017, general and administrative expenses decreased $69,847 or 29.7%. This decrease in general and administrative expense is due to a decreases in all categories, with the majority of the decrease related to legal, auditing and professional fees, which decreased $42,850 and decreased consulting services, which decreased $14,702.
Interest Expense, net
Interest expense, net of interest income, for the three month period ended September 30, 2017 and 2016, remained flat at $25,296 and $25,067, respectively, an increase of only $229. We recorded $375 of interest expense to related parties and made principal and interest payments of $396 to one of the related parties during the three month period ended September 30, 2017.
Interest expense, net of interest income, for the nine month periods ended September 30, 2017 and 2016, were $77,831 and $70,019, respectively, an increase of $7,812, due to additional borrowings from three unrelated parties in June 2016. We recorded interest expense to non-related parties of $2,689 and we made principal and interest payments of $65,514 to unrelated parties during the nine month period ended September 30, 2017.
Liquidity and Capital Resources
We do not generate adequate revenue to satisfy our current operations, we have negative cash flows from operations, and we have incurred significant net operating losses during the nine month period ended September, 2017 and the year ended December 31, 2016, which raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have historically obtained funds through private placement offerings of equity and debt, as well as, asset sales.
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
We had a working capital deficit as of September 30, 2017, and December 31, 2016, of $2.7 million and $1.4 million, respectively. The components of our working capital deficit at September 30, 2017, compared to December 31, 2016 were a decrease in our current assets by $102,530, primarily due to a decrease in our cash account, which was lower by $103,424. Our current liabilities increased by $1,157,214 compared to the prior year. This increase can be attributed primarily to our current portion of notes payable increasing due to maturities coming due within 12 months and an increase in trade accounts payable and related party accounts payable. These were offset with a decrease in accounts payable to DNR Oil and Gas, Inc.
We incurred negative cash flow of $174,413 from our operations during the nine month period ended September 30, 2017, compared to negative operating cash flow of $434,226 during the same period in the prior year, a decrease of $259,813 or 59.8%. This decrease in cash used in operating activities can be attributed to lower lease operating expenses, increased oil and gas revenues and the timing of our cash receipts and payments.
In the nine month period ended September 30, 2017 we had cash provided by investing activities of $149,850. This consisted of proceeds of $150,000 from the sale of oil and gas properties and expenditures of $150 for capital expenditures, which was related to the payment of some leasehold costs in which we own a very small working interest in.  In the same period in 2016 we had cash used in investing activities of $373 for the payment of some leasehold interests in small working interest properties.
Financing activities used net cash of $78,861 during the nine month period ended September 30, 2017, which was related to the payment of $68,998 of dividends for our series A2 preferred stock, proceeds received on a note payable of $32,526, offset with principal payments of $42,389. We had $172,273 of net cash provided by financing activities for the nine month period ended September 30, 2016. We entered into a short-term note payable with an unrelated party for net proceeds of $25,500 to finance our D&O Insurance liability policy and additional notes of $225,000, we made principal payments on our debts in the amount of $137,248, we received $105,000 related to the A2 Preferred Stock issued during the prior year, as well as, receiving proceeds of $50,000 for an additional sale of 5 shares of our A2 Preferred Stock and paid $95,979 in dividends to our A2 Preferred Stock holders.
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